Form 10-Q
period 1996-03-31
QUAKER CITY BANCORP INC
filed 1996-05-14
CIK 912465

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996
                                    --------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________


                        Commission file number: 0-22528

                           QUAKER CITY BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                              95-4444221
- - --------                                                              ----------
(State or other jurisdiction of                                 (I.R.S. employer
incorporation or organization)                               identification no.)

7021 Greenleaf Avenue, Whittier, California                                90602
- - -------------------------------------------                                -----
(Address or principal executive offices)                              (Zip code)

Registrant's telephone number, including area code (310) 907-2200


Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


                              YES [X]      NO [_]

Number of shares outstanding of the registrant's sole class of common stock at May 10, 1996: 3,897,600

                           QUAKER CITY BANCORP, INC.
                                     INDEX


PART  I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition as of
           March 31, 1996 (unaudited) and June 30, 1995......................  3

           Consolidated Statements of Earnings (unaudited) for the Three
           Months and Nine Months Ended March 31, 1996 and 1995..............  4

           Consolidated Statements of Cash Flows (unaudited) for the Nine
           Months Ended March 31, 1996 and 1995..............................  5

           Notes to Consolidated Financial Statements.......................   7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................   8


PART II.   OTHER INFORMATION

Item 5.    Other Information: Date of Annual Meeting........................  16

Item 6.    Exhibits and Reports on Form 8-K.................................  16


                           QUAKER CITY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                MARCH 31,    JUNE 30,
                                                                  1996         1995
                                                                ---------    --------
                                                               (UNAUDITED)
ASSETS
  Cash and due from banks.................................       $  1,511     $  2,430
  Interest-bearing deposits...............................          5,257        7,468
  Federal funds sold and other short-term investments.....         15,200        9,450
  Investment securities held to maturity..................         22,576       23,898
  Investment securities available for sale, at fair value.             --          150
  Loans receivable, net...................................        588,588      537,478
  Loans receivable held for sale..........................            775        1,666
  Mortgage-backed securities held to maturity.............         41,042       39,993
  Real estate held for sale...............................          1,387        2,743
  Federal Home Loan Bank stock, at cost...................          5,892        4,736
  Office premises and equipment, net......................          4,439        3,992
  Deferred tax asset......................................             --          233
  Accrued interest receivable and other assets............          6,307        6,936
                                                                 --------     --------
       Total assets.......................................       $692,974     $641,173
                                                                 ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits................................................       $506,033     $481,158
  Federal Home Loan Bank advances.........................        107,700       63,950
  Securities sold under agreements to repurchase..........            300       22,873
  Deferred tax liability..................................            710           --
  Accounts payable and accrued expenses...................          6,386        3,419
  Other liabilities.......................................          3,384        3,332
                                                                 --------     --------
       Total liabilities..................................        624,513      574,732

Stockholders' equity:
Common stock, $.01 par value..............................             39           40
    Authorized shares:  10,000,000 at March 31, 1996
    Outstanding shares:  3,927,600 at March 31, 1996
Additional paid-in capital................................         27,801       28,260
Retained earnings, substantially restricted...............         43,425       41,437
Deferred compensation.....................................         (2,804)      (3,296)
                                                                 --------     --------
       Total stockholders' equity.........................         68,461       66,441
                                                                 --------     --------
       Total liabilities and stockholders' equity.........       $692,974     $641,173
                                                                 ========     ========


          See accompanying notes to consolidated financial statements.

                           QUAKER CITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                    MARCH 31,              MARCH 31,
                                                                 1996      1995         1996       1995
                                                               -------   --------      -------   -------
Interest income:
     Loans receivable......................................    $11,964   $ 9,395       $34,765   $26,548
     Mortgage-backed securities............................        744       656         2,282     1,377
     Investment securities.................................        413       393         1,197       954
     Other.................................................        204       129           586       448
                                                               -------   -------       -------   -------
              Total interest income........................     13,325    10,573        38,830    29,327
                                                               -------   -------       -------   -------
Interest expense:
     Deposits..............................................      6,267     5,345        18,937    14,426
     Federal Home Loan Bank advances.......................      1,485       720         3,778     1,738
     Other.................................................         53       145           478       232
                                                               -------   -------       -------   -------
              Total interest expense.......................      7,805     6,210        23,193    16,396
                                                               -------   -------       -------   -------
     Net interest income before provision for loan losses..      5,520     4,363        15,637    12,931

Provision for loan losses..................................        600        --         1,301       795
                                                               -------   -------       -------   -------
     Net interest income after provision for loan losses...      4,920     4,363        14,336    12,136
                                                               -------   -------       -------   -------
Other income:
     Loan servicing charges and fees.......................        410       350         1,163     1,087
     Gain on sale of loans held for sale...................         37        10           142        30
     Commissions...........................................        216        83           420       317
     Other.................................................          3        16            31        72
                                                               -------   -------       -------   -------
              Total other income...........................        666       459         1,756     1,506
                                                               -------   -------       -------   -------
Other expense:
     Compensation and employee benefits....................      1,921     1,881         5,750     5,556
     Occupancy, net........................................        481       474         1,505     1,423
     Federal deposit insurance premiums....................        317       289           932       827
     Other general and administrative expense..............      1,057       989         2,888     2,914
                                                               -------   -------       -------   -------
              Total general and administrative expense.....      3,776     3,633        11,075    10,720
     Real estate operations, net...........................        146       286           441       379
     Amortization of core deposit intangible...............         76        76           227       227
                                                               -------   -------       -------   -------
             Total other expense...........................      3,998     3,995        11,743    11,326
                                                               -------   -------       -------   -------
     Earnings before income taxes..........................      1,588       827         4,349     2,316

Income tax expense.........................................        655       264         1,810       751
                                                               -------   -------       -------   -------
     Net earnings..........................................    $   933   $   563       $ 2,539   $ 1,565
                                                               =======   =======       =======   =======
     Net earnings per share................................    $  0.24   $  0.15       $  0.65   $  0.41

          See accompanying notes to consolidated financial statements.

                           QUAKER CITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                                                          NINE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                          1996         1995
                                                                                       ----------   ----------
Cash flows from operating activities:
    Net earnings.....................................................................  $   2,539    $   1,565
                                                                                       ---------    ---------

    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization................................................       (304)         (38)
        Provision for loan losses....................................................      1,301          795
        Write-downs and provision for losses on real estate held for sale............        231          431
        Gain on sale of real estate held for sale....................................       (266)        (453)
        Provision for deferred income taxes..........................................        943          576
        Gain on sale of loans held for sale..........................................       (142)         (30)
        Loans originated for sale....................................................    (20,964)      (5,478)
        Sale of loans held for sale..................................................     21,817        4,912
        Federal Home Loan Bank (FHLB) stock dividend received........................       (185)        (175)
        (Increase) decrease in accrued interest receivable and other assets..........        402       (2,735)
        Increase in other liabilities................................................         52          435
        Increase in accounts payable and accrued expenses............................      2,967        3,097
        Other........................................................................        432       (1,826)
                                                                                       ---------    ---------
          Total adjustments..........................................................      6,284         (489)
                                                                                       ---------    ---------
          Net cash provided by operating activities..................................      8,823        1,076
                                                                                       ---------    ---------

Cash flows from investing activities:
    Loans originated for investment..................................................    (66,004)     (69,134)
    Loans purchased for investment...................................................    (21,569)     (20,700)
    Principal repayments on loans....................................................     36,797       26,206
    Sale of investment securities available for sale.................................      2,550       10,500
    Purchases of investment securities available for sale............................     (2,400)     (12,580)
    Purchases of investment securities held to maturity..............................    (28,805)     (12,188)
    Maturities and principal repayments of investment securities held to maturity....     30,134        7,016
    Purchases of mortgage-backed securities held to maturity.........................     (8,849)     (26,784)
    Sale of mortgage-backed securities available for sale............................      1,754           --
    Principal repayments on mortgage-backed securities held to maturity..............      6,180        1,604
    Sale of real estate held for sale................................................      1,186        1,309
    Purchase of FHLB stock...........................................................       (971)        (314)
    Investment in office premises and equipment......................................       (953)        (263)
                                                                                       ---------    ---------
          Net cash used by investing activities......................................    (50,950)     (95,328)
                                                                                       ---------    ---------

Cash flows from financing activities:
    Increase in deposits.............................................................     24,875       54,819
    Proceeds from securities sold under agreements to repurchase.....................     74,078       64,781
    Repayments of securities sold under agreements to repurchase.....................    (96,651)     (48,015)
    Proceeds from funding of FHLB advances...........................................    227,780      220,700
    Repayments of FHLB advances......................................................   (184,030)    (192,500)
    Repurchase of stock..............................................................     (1,305)        (986)
                                                                                       ---------    ---------
          Net cash provided by financing activities..................................     44,747       98,799
                                                                                       ---------    ---------
          Increase in cash and cash equivalents......................................      2,620        4,547

Cash and cash equivalents at beginning of period.....................................     19,348        4,327
                                                                                       ---------    ---------

Cash and cash equivalents at end of period...........................................  $  21,968    $   8,874
                                                                                       =========    =========

                           QUAKER CITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                                   UNAUDITED
                                (IN THOUSANDS)

                                                                                         NINE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                         1996         1995
                                                                                       ---------    ---------
Supplemental disclosures of cash flow information:
 Interest paid (including interest credited)........................................   $  23,096    $  16,328
 Cash paid for income taxes.........................................................         605          785
                                                                                       =========    =========
Supplemental schedule of noncash investing and financing activities:
Additions to loans resulting from the sale of real estate acquired
  through foreclosure...............................................................   $   2,758    $   6,899
Additions to real estate acquired through foreclosure...............................       2,983        5,672
                                                                                       =========    =========




          See accompanying notes to consolidated financial statements.

                           QUAKER CITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated statement of financial condition as of March 31, 1996, the related consolidated statements of earnings for the three and nine months ended March 31, 1996 and 1995 and the related consolidated statements of cash flows for the nine months ended March 31, 1996 and 1995 are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial condition of Quaker City Bancorp, Inc. (the "Company") as of March 31, 1996 and its results of earnings for the three and nine months ended March 31, 1996 and 1995 and cash flows for the nine months ended March 31, 1996 and 1995. The results of operations for the unaudited periods are not necessarily indicative of the results of operations to be expected for the entire year of fiscal 1996.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 1995.

2. Earnings per share are based on the weighted average number of shares outstanding and common stock equivalents, when dilutive, during the period.

3. Effective July 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 was subsequently amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." A loan is considered impaired when based on current circumstances and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Creditors are required to measure impairment of a loan based on any one of the following: (i) the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, (ii) an observable market price or (iii) the fair value of the loan's underlying collateral. The adoption of SFAS 114 and 118 did not result in additional charge-offs, provisions for loan losses or changes in previously reported earnings, primarily because of the Company's historical practice of measuring loan impairment based upon the fair value of the loan's underlying collateral property, which is an acceptable methodology under the provisions contained in SFAS 114 and 118.

     At March 31, 1996, the Company had a gross investment in impaired loans of $11.0 million, including $8.6 million for which provisions of $2.6 million had been recorded and $2.4 million for which no provisions were required. During the nine months ended March 31, 1996, the Company's average investment in impaired loans was $12.9 million and income recorded on impaired loans totaled $483,000, substantially all of which was recorded utilizing the cash-basis method of accounting. Payments received on impaired loans which are performing under their contractual terms are allocated to principle and interest in accordance with the terms of the loans. Impaired loans totalling to $8.6 million were not performing in accordance with their contractual terms at March 31, 1996, and have been included in non-accrual loans at that date.

QUAKER CITY BANCORP, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL


Quaker City Bancorp, Inc. (the "Company") is a Delaware corporation organized by Quaker City Federal Savings and Loan Association (the "Association") for the purpose of acquiring all of the capital stock of the Association issued during the conversion of the Association from a federally chartered mutual savings association to a federally chartered stock savings association. The Company began trading on NASDAQ under the symbol "QCBC" on December 30, 1993.

The Company is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds in loans secured by one-to-four family residential mortgages and multifamily mortgages. At March 31, 1996, the Company operated eight retail banking offices located in Los Angeles and Orange counties.

The Company is subject to significant competition from other financial institutions in its market area. The Company is also subject to regulation by certain federal agencies and undergoes periodic examinations by those agencies.


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Total stockholders' equity for the Company was $68.5 million at March 31, 1996, compared to $66.4 million at June 30, 1995. During the third quarter of fiscal 1996, the Company completed its previously announced repurchase of 207,000 outstanding shares. The increase in the Company's book value per share reflects both the Company's higher earnings during the past quarter and the reduced number of shares outstanding resulting from the stock repurchase program. Consolidated assets totaled $693.0 million at March 31, 1996, an increase of $51.8 million compared to June 30, 1995.

In January 1996, the Company obtained approval to commence a new repurchase of an additional 5%, or 197,000 shares, of the Company's outstanding stock. As with the first repurchase program, the action is being taken to provide broader market support for the Company's stock and in recognition of the relatively low price of the stock, particularly compared to book value. At March 31, 1996, 30,000 shares had been repurchased under the new authorization.

Loans receivable increased to $589.4 million at March 31, 1996, from $539.1 million at June 30, 1995. This growth was achieved as a result of loan originations and purchases. Loan originations and purchases increased to $29.5 million for the quarter ended March 31, 1996, compared to $25.2 million for the quarter ended March 31, 1995. For the nine months ended March 31, 1996 loan originations and purchases increased to $108.5 million from $95.3 million for the nine months ended March 31, 1995.

For the quarter ended March 31, 1996 loan originations and purchases were comprised of $13.6 million of one-to-four family residential loans and $15.9 million of multifamily loans. No commercial or industrial loans were originated or purchased for the quarter ended March 31, 1996. This compares to $10.1 million of one-to-four family residential loans, $13.9 million of multifamily loans and $1.2 million of commercial and industrial loans for the quarter ended March 31, 1995. For the nine months ended March 31, 1996 loan originations and purchases were comprised of $50.5 million of one-to-four family residential loans, $54.8 million of multifamily loans and $3.2 million of commercial and industrial loans. This compares to $67.6 million of one-to-four family residential loans, $23.4 million of multifamily loans and $4.3 million of commercial and industrial loans for the nine months ended March 31, 1995. One-to-four family loan originations decreased from the prior year due to the rise in interest rates for much of the period. Multifamily originations increased over comparable periods last year due to marketplace opportunities. The Company expects to continue its focus on multifamily lending during the next fiscal year.

Loan sales amounted to $7.3 million for the quarter ended March 31, 1996 as compared to $1.4 million for the quarter ended March 31, 1995. Loans sales were $21.8 million for the nine months ended March 31, 1996 as compared to $4.9 million for the nine months ended March 31, 1995. At present, the Company's policy is to sell all 30 and 15 year fixed rate loans as well as certain single family adjustable and multifamily loans originated that meet predefined criteria. As a result of more loans being sold, loans serviced for others increased slightly to $211.8 million at March 31, 1996, from $210.9 million at March 31, 1995.

The primary sources of liquidity for the Company include principal repayments on loans and mortgage-backed securities, proceeds from sales of loans held for sale, cash flows generated from operations and proceeds from increases in customer deposits, Federal Home Loan Bank advances and short term borrowings.

Retail deposits increased to $506.0 million at March 31, 1996 from $481.2 million at June 30, 1995, due to savings deposit promotions and interest credited on deposits.

Principal repayments on loans were $15.1 million and $5.8 million for the three months ended March 31, 1996 and 1995, respectively. For the nine months ended March 31, 1996 and 1995 principal repayments on loans were $36.8 and $26.2 million, respectively.

Savings and loan associations must, by regulation, maintain liquidity of a monthly average of 5% of deposits and short-term borrowings. The Association's average liquidity ratios for the quarter ended March 31, 1996 and 1995 were 5.23% and 5.12%, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED MARCH 31, 1996 AND 1995.    The
- - ----------------------------------------------------------------------
Company recorded net earnings of $933,000 for the quarter ended March 31, 1996. This compares to net earnings of $563,000 for the same period a year earlier. Net earnings for the nine months ended March 31, 1996 were $2.5 million compared to $1.6 million for the same period in the preceding year. Earnings per share totaled $0.24 and $0.15 for the quarters ended March 31, 1996 and 1995, respectively. Earnings per share totaled $0.65 and $0.41 for the nine months ended March 31, 1996 and 1995, respectively. The earnings increase was primarily the result of an increase in net interest income before provision for loan losses.

INTEREST INCOME.  Interest income amounted to $13.3 million for the quarter
- - ----------------
ended March 31, 1996 as compared to $10.6 million for the quarter ended March 31, 1995. For the nine months ended March 31, 1996, interest income totaled $38.8 million, compared to $29.3 million for the same period in the previous year. The increase in interest income is a result of the interest margin increasing 30 basis points in the quarter compared to the same quarter in the previous year as well as a larger earning asset base.

INTEREST EXPENSE.  Interest expense for the quarter ended March 31, 1996 was
- - -----------------
$7.8 million, compared to $6.2 million for the same quarter in the previous year. For the nine months ended March 31, 1996 interest expense totaled $23.2 million, compared to $16.4 million for the same period in the previous year. This increase is a result of a higher cost of interest-bearing liabilities due to higher interest rates and an increased balance of these liabilities during the current fiscal year.

NET INTEREST INCOME.  The net interest margin for the quarter ended March 31,
- - --------------------
1996 was 3.28%, a 30 basis point increase from the same period last year. For the nine months ended March 31, 1996 the net interest margin was 3.20%, a 11 basis point increase from the same period last year. Net interest income before provision for loan losses for the quarter ended March 31, 1996 amounted to $5.5 million compared to $4.4 million for the same period last year. Net interest income before provision for loan losses for the nine months ended March 31, 1996 amounted to $15.6 million compared to $12.9 million for the same period last year. This increase is a result of a larger earning asset base combined with higher yields on interest-earning assets. The following table displays average interest rates on the Company's interest-earning assets and interest-bearing liabilities:

                                            MARCH 31, 1996                 MARCH 31,  1995
                                          ------------------------------------------------
                                                       NINE                      NINE
                                          QUARTER     MONTH     QUARTER         MONTH
                                          AVERAGE    AVERAGE    AVERAGE        AVERAGE
                                          -------    -------    -------        -------
Yield on interest-earning assets...........  7.92%      7.94%      7.23%         7.02%

Cost of interest-bearing liabilities.......  5.20%      5.32%      4.76%         4.42%
                                             ----       ----       ----          ----
Interest rate spread (1)...................  2.72%      2.62%      2.47%         2.60%
                                             ====       ====       ====          ====
Net interest margin (2)....................  3.28%      3.20%      2.98%         3.09%
                                             ====       ====       ====          ====

(1) The interest rate spread represents the difference between the weighted-average rate on interest-earning assets and the weighted average rate on interest-bearing liabilities.
(2) The net interest margin represents net interest income as a percentage of average interest-earning assets.

PROVISION FOR LOAN LOSSES.  The provision for loan losses was $600,000 for the
- - --------------------------
three months ended March 31, 1996, compared to none for the same period last year. The provision for loan losses for the nine months ended March 31, 1996 was $1.3 million as compared to $795,000 for the same period last year. The allowance for loan losses is maintained at an amount management considers adequate to cover losses on loans receivable which are deemed probable and estimable and is based on management's evaluation of the risks inherent in its loan portfolio and the general economy. A number of factors are considered, including asset classifications, estimated collateral values, local economic conditions, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Association's underwriting policies.

As a result of the weakness in certain real estate markets and other economic factors, increases in the allowance for loan losses may be required in future periods. In addition, the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation (FDIC), as an integral part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to establish additional allowance for loan losses based on their judgments of the information available at the time of the examination.

The following is a summary of the activity in the allowances for loan and real estate losses:

                                                      AT OR FOR THE               AT OR FOR THE
                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  MARCH 31,    MARCH 31,     MARCH 31,     MARCH 31,
                                                     1996         1995          1996         1995
                                                  ---------    ---------     ---------     ---------
                                                       (IN THOUSANDS)            (IN THOUSANDS)
Accumulated through a charge to earnings:
   Balance at beginning of period                 $ 7,921       $11,771       $10,614       $13,458
   Provision for loan losses                          600            --         1,301           795
   Charge-offs, net (1)                            (1,108)         (682)       (4,502)       (3,164)
                                                  -------       -------       -------       -------
   Balance at end of period                         7,413        11,089         7,413        11,089
                                                  -------       -------       -------       -------
Valuation allowance for portfolios acquired:
   Balance at beginning of period                   1,780           191         1,494           202
   Purchases                                           --            --           294            --
   Reductions credited                                 (4)           (3)          (12)          (14)
                                                  -------       -------       -------       -------
   Balance at end of period                         1,776           188         1,776           188
                                                  -------       -------       -------       -------
      Total allowance for loan losses             $ 9,189       $11,277       $ 9,189       $11,277
                                                  =======       =======       =======       =======

Allowance for real estate owned losses:
   Balance at beginning of period                 $   175       $   175       $   175       $   115
   Additions charged to operations                     --            --            --            60
                                                  -------       -------       -------       -------
   Balance at end of period                       $   175       $   175       $   175       $   175
                                                  =======       =======       =======       =======

(1) Charge-offs were primarily from the real estate loan portfolio.

OTHER INCOME.   Other income for the three months ended March 31, 1996 was
- - -------------
$666,000 compared to $459,000 for the same period last year. For the nine months ended March 31, 1996 other income was $1.8 million as compared to $1.5 million for the same period last year. The increase in other income was a result of increased commissions earned on the sale of non-insured financial products, primarily mutual funds and annuities and an increase in loan sales during the current fiscal year and the gains associated with these sales.

OTHER EXPENSE.   Other expense for the three months ended March 31, 1996 and
- - --------------
March 31, 1995 remained unchanged at $4.0 million. For the nine months ended March 31, 1996 other expense was $11.7 million, compared to $11.3 million for the same period earlier. The increase in other expense was a result of compensation and employee benefits plans as well as an increase in FDIC insurance premiums assessed due to the Company's asset growth.

NON-PERFORMING ASSETS AND RESTRUCTURED LOANS

The following table sets forth information regarding non-accrual loans, troubled debt restructured loans and real estate acquired through foreclosure at the dates indicated:

                                                                                AT           AT          AT
                                                                             MARCH 31,    JUNE 30,    MARCH 31,
                                                                               1996         1995        1995
                                                                             ---------    --------    ---------

                                                                                   (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Real estate loans:
     One-to-four family                                                       $ 4,990     $ 1,503      $ 1,306
     Multifamily                                                                5,363       6,097        6,781
     Commercial                                                                 3,689       3,868        4,227
  Other                                                                            11          --            1
                                                                              -------     -------      -------
     Total non-accrual loans                                                   14,053      11,468       12,315
Troubled debt restructured loans                                                1,255       3,387        3,390
                                                                              -------     -------      -------
     Total non-performing loans                                                15,308      14,855       15,705
Real estate acquired through foreclosure                                          720       2,045        2,523
                                                                              -------     -------      -------
     Total non-performing assets                                              $16,028     $16,900      $18,228
                                                                              =======     =======      =======

Non-performing loans as a percentage of total loans (1)(2)                       2.53%       2.67%        2.92%

Non-performing assets as a percentage of total assets (3)                        2.31%       2.64%        2.96%

Allowance for loan losses as a percentage of total loans                         1.52%       2.17%        2.10%

Allowance for loan losses as a percentage of non-performing loans               60.03%      81.51%       71.81%

Allowance for losses as a percentage of total non-performing assets (4)         58.42%      72.68%       62.83%

(1) Generally, the Company discontinues interest accrual when loans become 60 days past due.
(2) Non-performing loans includes non-accrual loans and troubled debt restructured loans (TDR) (TDRs are currently performing according to their restructured terms).
(3) Non-performing assets include non-performing loans and real estate owned
    (REO).
(4) Includes loan and REO valuation allowances.

The Company's non-accrual policy provides that interest accruals generally cease once a loan is past due for a period of 60 days or more. Loans may also be placed on non-accrual status even though they are less than 60 days past due if management concludes that it is probable that the borrower will not be able to comply with the repayment terms of the loan.

Non-accrual loans at March 31, 1996 consisted of $5.0 million in one-to-four family loans, $5.4 million in multifamily loans and $3.7 million in commercial and industrial loans, which includes $1.4 million in land loans. At June 30, 1995, non-accrual loans consisted of $1.5 million in one-to-four family loans, $6.1 million in multifamily loans and $3.9 million in commercial and industrial loans, which includes $713,000 in land loans. Troubled debt restructured loans (TDR's) declined to $1.3 million at March 31, 1996, from $3.4 million at June 30, 1995 as $2.1 million of TDR's were reclassified as non-accrual during the first quarter. The composition of delinquencies and non-performing assets is changing. During the current fiscal year, non-performing loans secured by multifamily and commercial properties have steadily declined in both absolute numbers and as a percentage of non-performing assets. Non-performing loans secured by one-to-four family unit properties increased from 9.5% of non-performing assets at June 30, 1995 to 34.6% at March 31, 1996.

The Company defines non-performing loans as non-accrual loans and troubled debt restructured loans (at March 31, 1996, all troubled debt restructured loans were performing according to their restructured terms). Non-performing assets are defined as non-performing loans and real estate acquired through foreclosure.

Non-performing assets were $16.0 million at March 31, 1996, reduced from $16.9 million at June 30, 1995. Non-performing assets to total assets decreased to 2.31% at March 31, 1996, from 2.64% at June 30, 1995 primarily due to a decrease in non-performing assets and an increase in total assets during the period.

The loan portfolio continues to experience problems resulting from factors such as borrower layoffs and deterioration of real estate values. Multifamily loans were also affected by increased vacancy rates and lower rents collected. Although non-performing asset ratios have decreased, the Company's non-performing assets and allowance for loan loss may increase as a result of the continued weakness in the Southern California economy.


REGULATORY CAPITAL

Under OTS capital regulations the Association must meet three capital tests. First, the tangible capital requirement mandates that the Association's stockholder's equity less intangible assets be at least 1.50% of adjusted total assets as defined in the capital regulations. Second, the core capital requirement currently mandates core capital (tangible capital plus qualifying supervisory goodwill) be at least 3.00% of adjusted total assets as defined in the capital regulations. Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital as defined by the OTS be at least 8.00% of risk-weighted assets as prescribed in the capital regulations. The capital regulations assign specific risk weightings to all assets and off-balance sheet items.

The Association was in compliance with all capital requirements in effect at March 31, 1996, and meets all standards necessary to be considered "well-capitalized" as defined by the Federal Deposit Insurance Corporation. The decrease in tangible and core capital ratios to 7.89% and risk-based capital to 13.03% at March 31, 1996 from 8.11% and 14.07%, respectively at June 30, 1995, was due primarily to an increase in assets during the nine months ended March 31, 1996.

The following table reflects the required and actual regulatory capital ratios of the Association at the dates indicated:


REGULATORY CAPITAL RATIOS FOR QUAKER CITY FEDERAL SAVINGS                  AT MARCH 31,    AT JUNE 30,
AND LOAN ASSOCIATION                                           REQUIRED        1996            1995
- - ---------------------------------------------------------      --------    ------------    -----------
Tangible capital                                                 1.50%         7.89%           8.11%
Core capital                                                     3.00%         7.89%           8.11%
Risk-based capital                                               8.00%        13.03%          14.07%

PROSPECTIVE LEGISLATION

Under legislation currently pending in Congress, the FDIC would be granted authority to impose a one-time special charge on the deposits of all savings associations, including the Association, in order to insure the long term solvency of the Savings Association Insurance Fund (SAIF). In its current form, the legislation would permit the FDIC to impose an assessment on an institution's total insured deposits as of the measurement date. If the legislation is passed with a December 31, 1995 measurement date, the special assessment could be $4.0 million to $4.5 million of pre-tax earnings for the Association based upon contemplated assessment levels of [80-90] basis points. Given the uncertainty of the legislative process, there can be no assurance that such legislation will be adopted in this or any other form or that the assessment rate will not be changed.

                          PART II. OTHER INFORMATION


Item 5.   Other Information: Date of Annual Meeting
          -----------------------------------------

          The date of the 1996 annual meeting of stockholders of Quaker City Bancorp, Inc. ("the Company") has been set for Wednesday, November 13, 1996. Pursuant to Section 6 of Article I of the Company's Bylaws, stockholders who intend to submit a proposal or to make a nomination of a person for election to the Board of Directors at the 1996 Annual Meeting must provide timely written notice of the matter to the Corporate Secretary of the Company. To be timely, a stockholder's notice must be delivered or mailed to and received at the principal executive offices of the Corporation no less than ninety (90) days prior to the date of the Annual Meeting. Any notice to the Corporate Secretary must comply with the notice procedures and informational requirements of Section 6 of Article I of the Company's Bylaws (a copy of which is available upon request to the Corporate Secretary of the Company). No person shall be eligible for election as a Director of the Corporation unless nominated in accordance with the provisions of
          Section 6(c) of Article I of the Company's Bylaws.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits -
               11.1 Computation of Earnings Per Share

          (b)  Reports on Form 8-K -
               No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    QUAKER CITY BANCORP, INC.

Date:  May 10, 1996                 By:   /s/  Dwight L. Wilson
       ------------                     ---------------------------
                                    Dwight L. Wilson
                                    Senior Vice President,
                                    Treasurer and Chief Financial Officer