Form 10-K
period 1996-06-30
QUAKER CITY BANCORP INC
filed 1996-09-30
CIK 912465

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

  [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended June 30, 1996

                                      OR

  [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from                to

                        COMMISSION FILE NUMBER 0-22528

                               ----------------

                           QUAKER CITY BANCORP, INC.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              95-4444221
    (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

         7021 GREENLEAF AVENUE                          90602
         WHITTIER, CALIFORNIA                        (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 907-2200
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $.01 PAR VALUE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         [X] Yes                [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked price of its Common Stock, $.01 par value, on August 31, 1996, on the Nasdaq National Market System was approximately $48,117,000.

  At September 19, 1996, 3,800,600 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held November 13, 1996 are incorporated by reference in Part III hereof.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I
 ITEM 1.    BUSINESS.....................................................    1
            General......................................................    1
            Lending Activities...........................................    5
            Delinquencies and Classification of Assets...................   12
            Non-Performing Assets and Restructured Loans.................   13
            Allowances for Loan and Real Estate Losses...................   15
            Investment Activities........................................   17
            Sources of Funds.............................................   19
            Subsidiary Activities........................................   21
            Competition..................................................   22
            Personnel....................................................   22
            Federal Taxation.............................................   22
            State and Local Taxation.....................................   24
            Regulation and Supervision...................................   25
             General.....................................................   25
             Activities Restrictions.....................................   25
             Deposit Insurance...........................................   26
             FIRREA Capital Requirements.................................   28
             Prompt Corrective Action Requirements.......................   30
             Savings and Loan Holding Company Regulation.................   30
             Classification of Assets....................................   33
             Community Reinvestment Act..................................   34
             Federal Home Loan Bank System...............................   34
             Required Liquidity..........................................   34
             Federal Reserve System......................................   35
 ITEM 2.    PROPERTIES...................................................   36
 ITEM 3.    LEGAL PROCEEDINGS............................................   37
 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   37
 ITEM 4A.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........   37

                                    PART II

 ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS..........................................   38
 ITEM 6.    SELECTED FINANCIAL DATA......................................   39
 ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS....................................   41
            General......................................................   41
            Problem Assets...............................................   41
            Results of Operations........................................   41
            Financial Condition..........................................   43
            Capital Resources and Liquidity..............................   44
            Asset/Liability Management...................................   46
            Net Interest Income..........................................   49
            Average Balance Sheet........................................   49
            Impact of Inflation and Changing Prices......................   51
            Impact of New Accounting Standards...........................   52
 ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................   53
 ITEM 9.    CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.....................................   88

                                                                            PAGE
                                                                            ----
                                    PART III

 ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   88
 ITEM 11.   EXECUTIVE COMPENSATION........................................   88
 ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT....................................................   88
 ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   88

                                    PART IV

 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K...................................................   89
            SIGNATURES....................................................   92

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Quaker City Bancorp, Inc. (the "Company"), incorporated in Delaware, is primarily engaged in the savings and loan business through its wholly owned subsidiary Quaker City Federal Savings and Loan Association (the "Association"). The Company was organized on September 13, 1993 for the purpose of acquiring all of the capital stock of the Association issued in the conversion of the Association from mutual to stock form effective December 30, 1993. The Association was originally founded in 1920 as the Mutual Building and Loan Association of Whittier, and in 1938 became a federally chartered mutual savings and loan association. The Company's principal business is serving as the holding company for the Association. Historical information presented throughout this report at and for periods ended prior to the Company's commencement of operations on December 30, 1993 is that of the Association. The executive offices of the Company are located at 7021 Greenleaf Avenue, Whittier, California 90602, telephone number (310) 907-2200.

  The Association operates eight retail full service branches in the Southern California communities of Whittier (2), La Habra (2), Brea, Fullerton, La Mirada and Hacienda Heights. At June 30, 1996, the Association also operated two loan origination centers located in the Southern California communities of Hacienda Heights and Palm Desert.

  The Association's principal business has been and continues to be attracting retail deposits from the general public in the area surrounding its offices and investing those deposits, together with funds generated from operations and borrowings. Through its wholly owned subsidiary, Quaker City Financial Corporation ("QCFC"), the Association also engages in the sale of insurance and investment products on an agency basis. See "--Subsidiary Activities." The Association originates predominantly one-to-four family loans and multifamily loans within its primary market area and emphasizes multifamily lending in low and moderate income communities, specifically in the Los Angeles metropolitan area. To a lesser extent, the Association invests in commercial real estate loans. At June 30, 1996, the Association's mortgage loan portfolio (including loans held for sale) aggregated approximately $624.7 million, of which approximately 48.54% was secured by one-to-four residential properties, 41.45% was secured by multifamily (five or more units) properties and 9.74% was secured by commercial properties. See "--Lending Activities." At that same date, approximately 85.48% of the one-to-four family, 94.03% of the multifamily and 89.50% of the commercial mortgage portfolios consisted of adjustable rate loans.

  In addition to originating loans to hold in portfolio, the Association also originates loans for sale. The Association also purchases loans for investment and for sale. Loan sales come from loans held in the Association's portfolio designated as being held for sale or originated during the period and being so designated. Historically, the Association has generally retained the servicing rights of loans sold, but it may not necessarily do so in the future. In addition, the Association invests in securities issued by the U.S. Government and agencies thereof, mortgage-backed securities ("MBS") and other permitted investments under applicable federal laws and regulations. The Association's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, mortgage loan servicing activities, and interest and dividends on its investment securities and MBS.

  The Association's primary sources of funds are deposits, borrowings from the Federal Home Loan Bank ("FHLB") of San Francisco ("FHLB advances"), securities sold under agreements to repurchase, principal and interest payments on loans and proceeds from the sale of loans. At June 30, 1996, the Association had deposits of approximately $512.5 million, including approximately $66.1 million in time deposits of $100,000 or more. At that date, the Association's borrowings included $135.3 million in

FHLB advances and $300,000 in securities sold under agreements to repurchase. See "--Sources of Funds."

  The Association's deposit accounts are insured by the Federal Deposits Insurance Corporation (the "FDIC") through the Savings Association Insurance Fund (the "SAIF"). A number of proposals for recapitalizing the SAIF have been under discussion by various affected parties, relevant governmental agencies and members of Congress during 1995 and 1996. The Company is not able to predict whether or in what form any of the proposals that have been discussed will be adopted. However, a significant special assessment to recapitalize the SAIF or a significant increase in regularly assessed insurance premiums would have an initial adverse effect on the operating expenses and results of the Association and the Company and would reduce the Association's regulatory capital. Over the long-term, however, a recapitalization of the SAIF could be expected to reduce the Association's annual deposit insurance costs. See "Business--Regulation and Supervision--Deposit Insurance--Insurance Premium Assessments."

  The Company and the Association are subject to the examination, supervision and reporting requirements of the Office of Thrift Supervision (the "OTS"), their primary federal banking regulator. The Association is also subject to examination and supervision by the FDIC. See "--Regulation and Supervision-- General."

  Based upon its regulatory capital levels the Association is classified as "well-capitalized" for purposes of regulations promulgated by the OTS.

  For the year ended June 30, 1996, the Company reported net earnings of $3.6 million. This compares to a net earnings of $2.3 million for the year ended June 30, 1995 and a net loss of $2.3 million for the year ended June 30, 1994. At June 30, 1996, the Company had total consolidated assets of $725.1 million, total deposits of $512.5 million and stockholders' equity of $67.9 million, representing 9.37% of total assets.

  The 54% improvement in fiscal 1996 earnings over last year was primarily due to improvement of the net interest margin and a 13% increase in total assets during the year. The net interest margin increased to 3.24% for the year ending June 30, 1996 compared to 3.07% for the previous year. The increase in the net interest margin is a result of adjustable rate loans, previously originated at a lower introductory rate, repricing upward during the year, as well as an increase in originations of higher yielding multifamily loans. In addition, the Company's cost of funds, which is also a component of the net interest margin, declined during the period.

  Total assets of the Company were $725.1 million at June 30, 1996, an increase of $83.9 million during the fiscal year. The increase in assets was primarily in residential lending with loans on multifamily properties increasing $53.2 million, single family loans increasing $14.6 million, and with investment securities and mortgage backed securities increasing $14.6 million. The asset growth was funded by an increase in deposits of $31.4 million and borrowings of $48.8 million.

  The Southern California economy and real estate markets in the Association's primary lending area remained weak during 1996; however, the Association's level of non-performing assets declined from June 30, 1995. The Association includes nonaccruing loans, troubled debt restructured loans and real estate acquired through foreclosure ("REO") in determining its level of non-performing assets. At June 30, 1996 the Company reported $14.9 million in non-performing assets in the Association's portfolio compared to $16.9 million and $22.2 million at June 30, 1995 and 1994, respectively. The Association recorded provisions for loan losses of $2.1 million for the year ended
June 30, 1996 compared to $998,000 and $10.2 million for the years ended June 30, 1995 and 1994, respectively. Management believes that the increase in the provision for 1996 was necessary in order to replenish the allowance for loan losses to a level that management believes to be adequate following increased charge-offs during 1996 compared to 1995. See "--Allowances for Loan and Real Estate Losses" and "MD&A--Results of Operations."

  The following tables set forth certain financial and operating information with respect to the Company.

                               AT OR FOR THE YEAR ENDED JUNE 30,
                          ------------------------------------------------------
                            1996        1995        1994         1993     1992
                          --------    --------    --------     -------- --------
                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                            AMOUNTS)
SELECTED FINANCIAL DATA:
  Total assets........... $725,085    $641,173    $512,102     $487,020 $489,698
  Total liabilities......  657,159     574,732     447,464      445,186  450,090
  Stockholders' equity...   67,926      66,441      64,638       41,834   39,608
SELECTED OPERATING DATA:
  Interest income........ $ 52,646    $ 41,042    $ 35,286     $ 40,660 $ 38,410
  Interest expense.......   31,151      23,503      17,456       20,483   21,723
                          --------    --------    --------     -------- --------
    Net interest income
     before provision for
     loan losses.........   21,495      17,539      17,830       20,177   16,687
  Provision for loan
   losses................    2,103         998      10,200        3,657      304
                          --------    --------    --------     -------- --------
    Net interest income
     after provision for
     loan losses.........   19,392      16,541       7,630       16,520   16,383
  Total other income.....    2,489       2,080       2,856        2,034    1,595
  Total other expense....   15,739      15,033      14,430       14,934   10,889
                          --------    --------    --------     -------- --------
  Earnings (loss) before
   income taxes..........    6,142       3,588      (3,944)       3,620    7,089
  Income taxes (benefit).    2,573       1,267      (1,613)       1,394    3,055
                          --------    --------    --------     -------- --------
  Net earnings (loss).... $  3,569    $  2,321    $ (2,331)    $  2,226 $  4,034
                          ========    ========    ========     ======== ========
  Net earnings (loss) per
   share................. $   0.92(1) $   0.60(1) $  (0.66)(2)      N/A      N/A
                          ========    ========    ========     ======== ========

- --------
(1) Earnings per share in 1996 and 1995 were calculated based on weighted average shares outstanding of 3,871,290 and 3,850,176, respectively.
(2) Earnings per share data was calculated based on the Company's net loss of $2,745,000 for the period December 30, 1993 through June 30, 1994 and 4,140,000 shares of common stock of the Company outstanding; the Company completed its initial public stock offering and commenced operations on December 30, 1993.

                                     AT OR FOR THE YEAR ENDED JUNE 30,
                                     -----------------------------------------
                                      1996    1995    1994     1993      1992
                                     ------  ------  ------   ------    ------
SELECTED FINANCIAL RATIOS AND OTHER
 DATA:
PERFORMANCE RATIOS:
  Return on average assets..........   0.53%   0.39%  (0.46)%   0.45%     0.97%
  Return on average equity..........   5.25    3.53   (4.13)    5.38     10.85
  Average equity to average assets..  10.04   11.18   11.24     8.32      8.99
  Equity to total assets............   9.37   10.36   12.62     8.59      8.09
  Interest rate spread during the
   period(1)........................   2.68    2.56    3.20     3.67      3.67
  Net interest margin(2)............   3.24    3.07    3.66     4.06      4.18
  Average interest-earning assets to
   average
   interest-bearing liabilities..... 111.47  112.31  113.02   109.17    109.45
  General and administrative expense
   to average
   assets...........................   2.18    2.39    2.59     2.56      2.60
  Other expense to average assets...   2.32    2.55    2.87     3.00      2.63
  Dividend pay-out ratio............    --      --      --       N/A       N/A
REGULATORY CAPITAL RATIOS:
  Tangible capital..................   7.67    8.11    9.88     8.25      7.84
  Core capital......................   7.67    8.11    9.88     8.25      7.84
  Risk-based capital................  12.74   14.07   16.09    14.24     13.02
ASSET QUALITY RATIOS:
  Non-performing loans as a percent-
   age of total
   loans(3).........................   2.00    2.67    4.22     2.41(5)   0.52
  Non-performing assets as a per-
   centage of total
   assets(4)........................   2.06    2.64    4.33     2.65(5)   0.70
  Allowance for loan losses as a
   percentage of
   total loans......................   1.25    2.17    2.88     1.17      0.36
  Allowance for loan losses as a
   percentage of
   non-performing loans.............  62.64   81.51   68.30    48.39     68.78
  Allowance for losses as a percent-
   age of total
   non-performing assets(6).........  53.60   72.68   62.18    39.94     48.71

- --------
(1) The interest rate spread represents the difference between the weighted-average rate on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(2) The net interest margin represents net interest income as a percentage of average interest-earning assets.

(3) Non-performing loans consist of non-accrual and troubled debt restructured loans. Total loans include loans held for sale.

(4) Non-performing assets consist of non-performing loans and REO.

(5) The non-accrual loan policy was changed in October, 1992 from ninety to sixty days.

(6) Allowance for losses includes valuation allowances on loans and REO.

LENDING ACTIVITIES

  General. Since 1982 the Association has emphasized the origination of adjustable rate mortgage ("ARM") loans for retention in its portfolio. This practice has enabled the Association to reduce its interest-rate risk exposure by concentrating its loan portfolio in assets with either shorter terms, more frequent repricing, or both. The Association originates fixed-rate loans in response to customer demand as well. The type of loans the Association originates is dependent upon the relative customer demand for fixed-rate or ARM loans, which in turn is affected by the current and expected level of interest rates. Historically, fixed-rate loans have been sold in the secondary market to the Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and others. During 1996 the Association retained certain fixed rate loans in its portfolio. It is anticipated that the Association may continue this policy in the immediate future.

  During the fiscal year ended June 30, 1996, the Association originated loans with an outstanding balance of $5.7 million under an agreement with the City of Los Angeles in which the Association will guarantee up to $10 million of multifamily housing revenue bonds primarily for the acquisition and renovation of earthquake-stricken properties. In conjunction with this guarantee, a standby letter of credit was issued by the Federal Home Loan Bank. During the fiscal year ended June 30, 1996, the Association entered into an agreement with the City of Los Angeles to guarantee up to an additional $5 million of multifamily housing revenue bonds. At June 30, 1996, no loans were originated under this agreement. In conjunction with this guarantee a standby letter of credit was issued by the Federal Home Loan Bank.

  Loan and Mortgage-Backed Securities Portfolio Composition. The Association's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four family and multifamily (five or more units) residences. At June 30, 1996, the Association had total loans outstanding of $624.7 million, of which $303.3 million, or 48.54%, were one-to-four family mortgage loans. At the same date, multifamily mortgage loans totaled $259.0 million, or 41.45% of total loans. The remainder of the portfolio consists of $60.8 million of commercial real estate loans, or 9.74% of total loans, $1.0 million of land loans, or 0.17% of total loans, and other loans of $627,000, or 0.10% of total loans. Included in these amounts at June 30, 1996 were $2.9 million of loans held for sale, comprising 0.46% of total loans. At that same date, 85.48% of the Association's one-to-four family, 94.03% of its multifamily and 89.50% of its commercial mortgage loans had adjustable interest rates.

  The Company has also invested in MBS. At June 30, 1996, MBS totaled $41.2 million, or 5.68% of total assets. At June 30, 1996, all MBS were classified as held to maturity.

  The following table sets forth the composition of the Company's loan and mortgage-backed securities portfolios in dollar amounts and percentages of the respective portfolio at the dates indicated.

                                                               AT JUNE 30,
                         ---------------------------------------------------------------------------------------------
                               1996               1995               1994               1993               1992
                         ------------------ ------------------ ------------------ ------------------ -----------------
                                                                                                               PERCENT
                                   PERCENT            PERCENT            PERCENT            PERCENT              OF
                          AMOUNT   OF TOTAL  AMOUNT   OF TOTAL  AMOUNT   OF TOTAL  AMOUNT   OF TOTAL  AMOUNT    TOTAL
                         --------  -------- --------  -------- --------  -------- --------  -------- --------  -------
                                                          (DOLLARS IN THOUSANDS)
Loans:
 Residential:
   One-to-four units.... $303,273    48.54% $288,664    51.85% $234,709    49.51% $201,617    46.25% $230,783   52.01%
   Multifamily..........  258,970    41.45   205,731    36.95   177,539    37.46   174,025    39.92   148,882   33.55
 Commercial.............   60,822     9.74    60,709    10.91    60,617    12.79    58,975    13.53    62,939   14.18
 Construction...........      --       --        --       --        --       --        --       --        660    0.15
 Land...................    1,038     0.17     1,046     0.19       691     0.15       720     0.17       --      --
Other...................      627     0.10       546     0.10       412     0.09       595     0.13       480    0.11
                         --------   ------  --------   ------  --------   ------  --------   ------  --------  ------
                          624,730   100.00%  556,696   100.00%  473,968   100.00%  435,932   100.00%  443,744  100.00%
                                    ======             ======             ======             ======            ======
Less:
 Undisbursed loan
  funds.................      378                187                183                215                225
 Unamortized discounts..    2,864              2,815              1,999              2,385              3,067
 Deferred loan fees,
  net...................    3,093              2,442              2,184              2,014              1,910
 Allowance for loan
  losses................    7,833             12,108             13,660              5,079              1,593
                         --------           --------           --------           --------           --------
   Loans, net...........  610,562            539,144            455,942            426,239            436,949
Less:
 Loans held for sale:
   One-to-four units....    1,455                400              5,415              8,989              6,079
   Multifamily..........    1,435              1,266                --               3,683             19,097
                         --------           --------           --------           --------           --------
   Net loans held for
    investment.......... $607,672           $537,478           $450,527           $413,567           $411,773
                         ========           ========           ========           ========           ========
Mortgage-backed
 securities:
 FNMA................... $ 11,129    26.70% $ 11,367    27.77% $    --       -- % $    --       -- % $     40    0.28%
 FHLMC..................    1,697     4.07     2,117     5.17       119     0.80       192     1.40       435    3.06
 GNMA...................    7,885    18.92       --       --        --       --        --       --        --      --
 Issued by other
  financial
  institutions..........    5,781    13.87    11,451    27.97    12,659    84.64    11,495    83.98    13,464   94.75
 Collateralized
  mortgage obligations..   15,185    36.44    16,004    39.09     2,178    14.56     2,001    14.62       271    1.91
                         --------   ------  --------   ------  --------   ------  --------   ------  --------  ------
                           41,677   100.00%   40,939   100.00%   14,956   100.00%   13,688   100.00%   14,210  100.00%
                                    ======             ======             ======             ======            ======
Plus (Less):
 Unamortized premium
  (discount)............     (502)              (946)              (247)              (115)              (185)
                         --------           --------           --------           --------           --------
   Mortgage-backed
    securities, net.....   41,175             39,993             14,709             13,573             14,025
Less:
 Mortgage-backed
  securities available
  for sale..............      --                 --               5,997              6,660                --
                         --------           --------           --------           --------           --------
   Net mortgage-backed
    securities held to
    maturity............ $ 41,175           $ 39,993           $  8,712           $  6,913           $ 14,025
                         --------           --------           --------           --------           --------
Total net loans and
 mortgage-backed
 securities held for
 investment............. $648,847           $577,471           $459,239           $420,480           $425,798
                         ========           ========           ========           ========           ========

  Loan Maturity. The following table shows the maturity of the Company's gross loans and MBS at June 30, 1996. The table includes loans held for sale of $2.9 million. The table does not include principal repayments. Principal repayments on loans totaled $48.0 million, $39.3 million and $64.1 million for the years ended June 30, 1996, 1995 and 1994. Principal repayments on mortgage-backed securities totaled $11.2 million, $2.9 million and $3.1 million for the years ended June 30, 1996, 1995 and 1994.

                                                      AT JUNE 30, 1996
                          ------------------------------------------------------------------------
                                                                           TOTALS
                                                                    ---------------------
                            ONE-                                               MORTGAGE-
                          TO-FOUR   MULTI-                            LOANS      BACKED
                           FAMILY   FAMILY  COMMERCIAL  LAND  OTHER RECEIVABLE SECURITIES  TOTAL
                          -------- -------- ---------- ------ ----- ---------- ---------- --------
                                                       (IN THOUSANDS)
Amounts due:
 One year or less.......  $    236 $  1,805  $ 4,042   $  645 $357   $  7,085   $   --    $  7,085
                          -------- --------  -------   ------ ----   --------   -------   --------
 After one year:
 More than one year to
  three years...........     1,277    7,272    3,532      --    36     12,117     1,131     13,248
 More than three years
  to five years.........    12,032    2,233    4,804      334   21     19,424       --      19,424
 More than five years to
  10 years..............    11,527   34,134   18,030      --     2     63,693     3,267     66,960
 More than 10 years to
  20 years..............    31,170  174,840   27,865      --   206    234,081        81    234,162
 More than 20 years.....   247,031   38,686    2,549       59    5    288,330    37,198    325,528
                          -------- --------  -------   ------ ----   --------   -------   --------
  Total due after one
   year.................   303,037  257,165   56,780      393  270    617,645    41,677    659,322
                          -------- --------  -------   ------ ----   --------   -------   --------
  Total amounts due.....  $303,273 $258,970  $60,822   $1,038 $627   $624,730   $41,677   $666,407
                          ======== ========  =======   ====== ====   ========   =======   ========

  The following table sets forth at June 30, 1996, the dollar amount of all loans due after June 30, 1997, and whether such loans have fixed or adjustable interest rates.

                                                          AT JUNE 30, 1996
                                                     ---------------------------
                                                      FIXED  ADJUSTABLE  TOTAL
                                                     ------- ---------- --------
                                                           (IN THOUSANDS)
Real estate loans:
  One-to-four family................................ $43,787  $259,250  $303,037
  Multifamily.......................................  13,658   243,507   257,165
  Commercial real estate............................   5,542    51,238    56,780
  Land..............................................     393       --        393
Other loans.........................................     256        14       270
                                                     -------  --------  --------
  Total loans....................................... $63,636  $554,009  $617,645
                                                     =======  ========  ========

  Origination, Purchase, Sale and Servicing of Loans. The Association's mortgage lending activities are conducted primarily through its executive offices and two loan origination centers. The Association originates both fixed-rate and ARM loans. Its ability to originate ARM loans as opposed to fixed-rate loans is dependent upon the relative customer demand, which is affected by the current and expected future level of interest rates.

  Additionally, the Association purchases or participates in loans originated by other institutions. The determination to purchase loans is based upon the Association's investment needs and market opportunities. All loan types may be purchased. The determination to purchase specific loans or pools of loans is subject to the Association's underwriting policies, which require consideration of the financial condition of the borrower and the appraised value of the property, among other factors. Since

1990, the Association has purchased loans from independent parties in various transactions, a substantial portion of which was purchased as part of certain branch acquisitions. During the year ended June 30, 1996, $27.8 million, or 18.51% of the Association's total loan originations and purchases, were purchased.

  At origination or time of purchase, the Association designates loans as held for investment or held for sale. Historically, loans held for sale have been sold in the secondary market to FNMA, FHLMC and other investors. The Association has generally retained the servicing rights of loans sold, but it may not necessarily do so in the future. The determination to sell a specific loan or pool of loans is made based upon the Association's investment needs, growth objectives and market opportunities.

  In an attempt to further minimize interest-rate risk associated with fixed-rate loans designated as held for sale, the Association may enter into commitments with FNMA and other investors (known as forward commitments) to sell loans at a future date at a specified price. The Association will then simultaneously process and close the loans, thereby attempting to protect the price of loans in process from interest-rate fluctuations that may occur from application to sale. There is risk involved in this forward commitment activity. In a declining interest-rate environment, borrowers may choose not to close loans but the Association would remain obligated to fulfill its forward commitments. The inability of the Association to originate or acquire loans to fulfill these commitments may result in the Association being required to pay non-delivery fees. In an increasing interest-rate environment, the Association is subject to interest-rate risk in the event its commitments to make loans to borrowers exceeds its commitments to sell loans. The Association does not intend to enter into forward commitments on ARM loans.

  The Association recognizes at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. In addition, excess servicing, which is the present value of any difference between the interest rate charged to the borrower and the interest rate paid to the purchaser after deducting a normal servicing fee, is recognizable as an adjustment to the cash gain or loss. The excess servicing gain or loss is dependent on prepayment estimates and discount rate assumptions. Historically, such excess servicing gains or losses have not been material to the Association. At June 30, 1996, the Association had no excess servicing asset.

  In addition to retaining the servicing rights for originated loans, the Association may also purchase mortgage servicing rights related to mortgage loans originated by other institutions. The Association's loan policies provide that the aggregate amount of purchased mortgage servicing shall not exceed 75% of the total loans in the Association's portfolio that are serviced for others. At June 30, 1996, the Association had no purchased mortgage servicing rights asset.

  The following table sets forth activity in the Company's loan and mortgage-backed securities portfolios for the periods indicated:

                                                     AT OR FOR THE YEAR ENDED
                                                             JUNE 30,
                                                    ---------------------------
                                                      1996     1995      1994
                                                    -------- --------  --------
                                                          (IN THOUSANDS)
Gross loans:
  Beginning balance................................ $556,696 $473,968  $435,932
    Loans originated:
    One-to-four family.............................   51,383   60,915   127,251
    Multifamily....................................   70,841   39,177    22,612
    Commercial.....................................      122    6,172     5,085
    Land...........................................      --       --        --
                                                    -------- --------  --------
    Total loans originated.........................  122,346  106,264   154,948
    Loans purchased................................   27,789   24,792     4,773
    Loans to facilitate the sale of REO............    5,580    7,407     3,170
                                                    -------- --------  --------
     Total.........................................  155,715  138,463   162,891
  Less:
    Transfer to REO................................    7,764    8,593     4,174
    Principal repayments...........................   48,032   39,295    64,063
    Sales of loans.................................   27,662   10,321    54,869
    Other, net.....................................    4,223   (2,474)    1,749
                                                    -------- --------  --------
  Ending balance................................... $624,730 $556,696  $473,968
                                                    ======== ========  ========
Gross mortgage-backed securities:
  Beginning balance................................ $ 40,939 $ 14,956  $ 13,688
    Mortgage-backed securities, purchased..........   13,766   28,102     4,298
  Less:
    Principal repayments...........................   11,157    2,906     3,134
    Other, net.....................................    1,871     (787)     (104)
                                                    -------- --------  --------
  Ending balance................................... $ 41,677 $ 40,939  $ 14,956
                                                    ======== ========  ========

  One-to-Four Family Mortgage Lending. The Association offers both fixed-rate mortgage loans and ARM loans secured by one-to-four family residences, including, to a lesser extent, condominium units, located in the Association's primary market area, with maturities up to 30 years. Substantially all of such loans are secured by property located in Southern California. Loan originations are generally obtained from existing or past customers, members of the local communities and loan brokers. In addition, the Association offers fixed-rate personal loans to customers with a first trust deed loan on one-to-four family units in a minimum amount of $1,000 and a maximum amount of $25,000. The borrower must meet the Association's underwriting criteria at the time the loan is made. The Association takes a security interest in the borrower's first trust deed loan.

  At June 30, 1996, the Association's total loans outstanding were $624.7 million, of which $303.3 million, or 48.54%, were one-to-four family mortgage loans. Of the one-to-four family mortgage loans outstanding at that date, 14.52% were fixed-rate loans, and 85.48% were ARM loans. The Association's policy is to originate one-to-four family mortgage loans in amounts generally up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. Subsequent declines in the real estate values in the Association's primary lending area have resulted in increases in the loan-to-value ratio on some mortgage loans.

  Multifamily Lending. The Association originates multifamily mortgage loans generally secured by 5-to-36 unit apartment buildings located in the Los Angeles metropolitan area. In originating a multifamily mortgage loan, the Association considers the qualifications of the borrower as well as the underlying security. Some of the foremost factors to be considered are the net operating income of the mortgaged premises before debt service and depreciation, the debt service ratio (the ratio of net earnings to debt service) and the ratio of loan amount to appraised value. Pursuant to the Association's underwriting policies, a multifamily ARM loan generally may only be made in an amount up to 80% of the appraised value of the underlying property. The Association also generally requires a debt service coverage ratio of 110%. Properties securing a loan are appraised by an independent appraiser and title insurance is required on all loans. The average outstanding loan balance on multifamily mortgage loans at June 30, 1996 was approximately $207,000, with the largest loan, as discussed below, being $1.8 million. Subsequent declines in the real estate values in the Association's primary lending area have resulted in an increase in the loan-to-value ratio on some mortgage loans.

  When evaluating the qualifications of the borrower for a multifamily loan, the Association considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, and the Association's lending experience with the borrower. The Association's underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property with current rental income. The borrower should also present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In assessing the creditworthiness of the borrower, the Association generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation. The Association's largest multifamily loan at June 30, 1996 had an outstanding loan balance of $3.6 million, of which the Association owns $1.8 million and has participated the remaining balance to another financial institution, and is secured by a residential hotel located in the Los Angeles metropolitan area. This loan is classified as Substandard by the Association (for definition of Substandard, see "Delinquencies and Classification of Assets--Classification of Assets" below). During the year ended June 30, 1996, the Association originated
$70.8 million of multifamily loans. At June 30, 1996, the multifamily loan portfolio totaled $259.0 million or 41.45% of total loans. Of the $259.0 million in multifamily loans, 5.97% were fixed-rate loans and 94.03% were ARM loans.

  Multifamily loans are generally considered to involve a higher degree of credit risk and to be more vulnerable to deteriorating economic conditions than one-to-four family residential mortgage loans. These loans typically involve higher loan principal amounts and the repayment of such loans generally depend on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. Recessionary economic conditions of the type that have prevailed in the Company's primary lending market area tend to result in higher vacancy and reduced rental rates and net operating incomes from multifamily residential properties. Of the Association's $6.2 million of charge-offs in fiscal 1996, $4.4 million, or 70.71%, were for multifamily loans. See "Business--Allowances for Loan and Real Estate Losses."

  Commercial Real Estate Lending. The Association originates commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings or a combination of residential and retail facilities and mobile home park loans located in the Association's primary market area. At June 30, 1996, the commercial real estate loan portfolio aggregated $60.8 million. Of the $60.8 million, 10.50% were fixed-rate loans and 89.50% were ARM loans. The Association originated $122,000 of commercial real estate loans during the year ended June 30, 1996. The Association's underwriting procedures provide that commercial real estate loans generally may be made in amounts up to 70% of the appraised value of the property. These loans may be made with terms up to 30 years for ARM loans. The Association's underwriting standards and procedures are similar to those applicable to its multifamily loans, wherein the Association considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Association has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 110%. The largest commercial real estate loan in the Association's portfolio is secured by a shopping center located in Orange, California and had an outstanding principal balance at June 30, 1996 of $2.0 million and was not classified.

  Construction and Land Lending. Since April 1991, the Association has not originated loans to contractors and individuals for the acquisition and development of property; however, it may do so in the future. The Association's construction loans primarily have been made to finance the construction of one-to-four family properties and multifamily real estate properties. The Association's policies provide that construction loans generally may be made in amounts up to 85% of the appraised value of the property for construction of one-to-four family construction loans and up to 80% of the appraised value for multifamily construction loans. The Association typically requires an independent appraisal of the property. The Association generally requires personal guarantees and a permanent loan commitment if the Association will not be making the permanent loan. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Land loans are determined on an individual basis, but generally they do not exceed 50% of the actual cost or current appraised value of the property, whichever is less. Since June 1993, the Association has not originated land loans; however, it may do so in the future. At June 30, 1996, the largest land loan in the Association portfolio is secured by property in La Habra with a loan balance of $1.0 million. This loan is classified as Substandard by the Association. The Association had no construction loans outstanding as of June 30, 1996.

  Certain Loan Terms. The interest rates for the majority of the Association's ARM loans are indexed to the 11th District Cost of Funds Index ("COFI"). The Association currently offers a number of ARM loan programs with interest rates which adjust monthly, semi-annually or annually, some of which have payment caps. Because of payment caps and the different times at which interest rate adjustments and payment adjustments are made, in periods of rising interest rates monthly payments may not be sufficient to pay the interest accruing on some of the Association's ARM loans. The amount of any shortfall ("negative amortization") is added to the principal balance of the loan to be repaid through future monthly payments, which could cause increases in the amount of principal owed to the Association over that which was originally lent. The Association currently has approximately $336.0 million in mortgage loans that may be subject to negative amortization. During the years ended June 30, 1996, 1995 and 1994, the negative amortization associated with these loans totaled $994,000, $430,000 and $46,000, respectively. Significant negative amortization can increase the associated risk of default on loans, particularly for loans originated with relatively high loan-to-value ratios. Based on historical experience, management does not believe that the loss experience on the loans that are subject to negative amortization is materially different from the loss experience on the balance of its portfolio.

  Mortgage loans originated by the Association, with the exception of one-to-four family mortgage loans, generally include due-on-sale clauses which provide the Association with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Association's consent. Due-on-sale clauses are an important means of adjusting the rates on the Association's fixed-rate multifamily and commercial mortgage loan portfolios and the Association has generally exercised its rights under these clauses.

  Loan Approval Procedures and Authority. The Association's Board of Directors has a standing Loan Committee. The Loan Committee is primarily responsible for establishing the lending policies of the Association and reviewing properties offered as security. The Board of Directors has authorized the following persons to approve loans up to the amounts indicated: mortgage loans in amounts of $750,000 and below may be approved by the Loan Division Manager or his designate; mortgage loans in excess of $750,000 and up to $1.5 million require the approval of the President or any member of the Loan Committee; and mortgage loans in excess of $1.5 million requires the approval of at least two members of the Loan Committee.

  For all loans originated by the Association, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency and, if necessary, additional financial information is required. Appraisals of the real estate intended to secure proposed loans over $100,000 are required, which appraisals currently are performed by independent appraisers designated and approved by the Association. The Association's Board annually approves the independent appraisers used by the Association and approves the Association's appraisal policy. The Association's policy is to obtain title and hazard insurance on all real estate loans. If the original loan amount exceeds 80% of the underlying property's value on a sale or refinance of a first trust deed loan or private mortgage insurance is required, the borrower will be required to make payments to a mortgage impound account from which the Association makes disbursements for property taxes and mortgage insurance.

DELINQUENCIES AND CLASSIFICATION OF ASSETS

  Delinquent Loans. Management performs a monthly review of all delinquent loans and reports to the Company's Board of Directors regarding the same. The procedures taken by the Association with respect to delinquencies vary depending on the nature of the loan and period of delinquency.

  The Association's policies generally provide that delinquent mortgage loans be reviewed and that a written late charge notice be mailed no later than the 11th or 16th day of delinquency for mortgage loans with 10 day or 15 day grace periods, respectively. The Association's policies provide that telephone contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Association will attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. See also "--Non-Performing Assets and Restructured Loans."

  At June 30, 1996, 1995 and 1994, delinquencies in the Association's loan portfolio were as follows:

                                 1996                              1995                              1994
                   --------------------------------- --------------------------------- ---------------------------------
                      60-89 DAYS    90 DAYS OR MORE     60-89 DAYS    90 DAYS OR MORE     60-89 DAYS    90 DAYS OR MORE
                   ---------------- ---------------- ---------------- ---------------- ---------------- ----------------
                   NUMBER PRINCIPAL NUMBER PRINCIPAL NUMBER PRINCIPAL NUMBER PRINCIPAL NUMBER PRINCIPAL NUMBER PRINCIPAL
                     OF    BALANCE    OF    BALANCE    OF    BALANCE    OF    BALANCE    OF    BALANCE    OF    BALANCE
                   LOANS  OF LOANS  LOANS  OF LOANS  LOANS  OF LOANS  LOANS  OF LOANS  LOANS  OF LOANS  LOANS  OF LOANS
                   ------ --------- ------ --------- ------ --------- ------ --------- ------ --------- ------ ---------
                                                          (DOLLARS IN THOUSANDS)
One-to-four fami-
 ly..............     3    $  246     12    $1,467      3    $  144      9    $1,359      3    $  406     14    $ 1,666
Multifamily......     5     2,220     11     3,991      5     3,293      7     2,804      3     1,222     20      6,858
Commercial.......     1     1,087      7     3,155      2     1,111      4     2,757      1       456      9      4,006
Other loans......   --        --       4       105    --        --     --        --     --        --      10         35
                    ---    ------    ---    ------    ---    ------    ---    ------    ---    ------    ---    -------
 Total...........     9    $3,553     34    $8,718     10    $4,548     20    $6,920      7    $2,084     53    $12,565
                    ===    ======    ===    ======    ===    ======    ===    ======    ===    ======    ===    =======
Delinquent loans
 to total gross
 loans...........            0.57%            1.40%            0.82%            1.24%            0.44%             2.65%

  The loans in the above table have been considered in connection with the Association's overall assessment of the adequacy of its allowance for loan losses. However, there can be no assurance that the Association will not have to establish additional loss provisions for these loans in the future. See "-- Allowances for Loan and Real Estate Losses" and "MD&A--Problem Assets."

  Classification of Assets. Federal regulations and the Association's Classification of Assets Policy require that the Association utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Association has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Association currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as

"Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full", on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. See "--Regulation and Supervision-- Classification of Assets." The Association's Internal Asset Review Committee monthly reviews and classifies the Association's assets and reports the results of its review to the Company's Board of Directors.

  The following table sets forth information with respect to the classified assets of the Association at June 30, 1996.

                                                     AT JUNE 30, 1996
                                            -----------------------------------
                                            SUBSTANDARD DOUBTFUL  LOSS   TOTAL
                                            ----------- -------- ------ -------
                                                      (IN THOUSANDS)
Real estate loans:
  One-to-four family.......................   $ 5,723     $--    $   99 $ 5,822
  Multifamily..............................    13,749      --     1,624  15,373
  Commercial...............................     3,483      --       461   3,944
  Construction/Land........................       995      --       --      995
REO........................................     2,435      --       --    2,435
Investment in subsidiaries(1)..............       144      --       --      144
                                              -------     ----   ------ -------
Total Classified Assets....................   $26,529     $--    $2,184 $28,713
                                              =======     ====   ====== =======

- --------
(1) At June 30, 1996, the Company classified as Substandard 61% of the Association's equity investment in subsidiaries. At such date, QCFC reported total assets of $1.2 million. See "--Subsidiary Activities."

  In addition to adversely classified assets, assets which do not currently expose the Association to sufficient risk to warrant adverse classification but possess weaknesses are designated "Special Mention." According to OTS guidelines, Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. At June 30, 1996, $9.1 million of assets were graded as Special Mention, compared to $11.6 million at June 30, 1995.

  These assets have been considered in connection with the Association's overall assessment of the adequacy of its allowance for loan losses; however, there can be no assurance that the Association will not establish additional loss provisions for these assets in the future. See "--Allowances for Loan and Real Estate Losses" and "MD&A--Problem Assets."

NON-PERFORMING ASSETS AND RESTRUCTURED LOANS

  Prior to October 1992, it was the Association's general policy to continue to accrue interest on all loans up to 90 days past due. As of October 1992, the Association's non-accrual policy was changed from 90 to 60 days delinquent. After 60 days, the Association ceases the accrual of interest on loans and any previously accrued interest is reversed. In addition, the Association may restructure a loan due to the debtor's financial difficulty and grant a concession which the Association would not have otherwise considered. REO is recorded at fair value less estimated costs of disposition.

  Effective July 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 was subsequently amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure." A loan is considered impaired when based on current circumstances and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Creditors are required to measure impairment of a loan based on any one of the following: (i) the present value of expected future cash flows from the loan discounted at the loan's effective interest rate,
(ii) an observable market price or (iii) the fair value of the loan's underlying collateral. The adoption of SFAS 114 and 118 did not result in additional charge-offs, provisions for loan losses or changes in previously reported earnings, primarily because of the Company's historical practice of measuring loan impairment based upon the fair value of the loan's underlying collateral property, which is an acceptable methodology under the provisions contained in SFAS 114 and 118.

  At June 30, 1996, the Company had a gross investment in impaired loans of $8.6 million, including $6.7 million for which allowance of $1.6 million had been recorded and $1.9 million for which no allowance was required. During the year ended June 30, 1996, the Company's average investment in impaired loans was $11.8 million and income recorded on impaired loans totaled $611,000, substantially all of which was recorded utilizing the cash-basis method of accounting. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. Impaired loans totaling to $6.4 million were not performing in accordance with their contractual terms at June 30, 1996, and have been included in non-accrual loans at that date.

  The following table sets forth information regarding non-accrual loans, troubled debt restructured loans and REO. There were no accruing loans past due 60 days or more for any of the periods presented below.

                                                 AT JUNE 30,
                                    ------------------------------------------
                                     1996     1995     1994     1993     1992
                                    -------  -------  -------  -------  ------
                                            (DOLLARS IN THOUSANDS)
Real estate loans:
  One-to-four family............... $ 1,713  $ 1,503  $ 2,072  $ 2,983  $  355
  Multifamily......................   6,211    6,097    8,080    3,107   1,652
  Commercial.......................   4,242    3,868    4,462      763     309
Other:
   Loans secured by savings
    deposits.......................     105      --        35       32     --
                                    -------  -------  -------  -------  ------
   Total non-accrual loans.........  12,271   11,468   14,649    6,885   2,316
Troubled debt restructured loans...     234    3,387    5,352    3,611     --
                                    -------  -------  -------  -------  ------
   Total non-performing loans......  12,505   14,855   20,001   10,496   2,316
Real estate acquired through
 foreclosure.......................   2,435    2,045    2,154    2,458   1,121
                                    -------  -------  -------  -------  ------
   Total non-performing assets..... $14,940  $16,900  $22,155  $12,954  $3,437
                                    =======  =======  =======  =======  ======
Ratios:
  Net charge-offs to average loans.    1.13%    0.75%    0.34%    0.03%   0.00%
  Allowance for loan losses as a
   percentage of total non-accrual
   loans...........................   63.83   105.58    93.25    73.77   68.78
  Allowance for loan losses as a
   percentage of total loans.......    1.25     2.17     2.88     1.17    0.36
  Allowance for loan losses as a
   percentage of total non-
   performing loans................   62.64    81.51    68.30    48.39   68.78
  Allowance for losses as a
   percentage of total non-
   performing assets(1)............   53.60    72.68    62.18    39.94   48.71
  Total non-accrual loans as a
   percentage of total loans.......    1.96     2.06     3.09     1.58    0.52
  Non-performing loans as a
   percentage of total loans.......    2.00     2.67     4.22     2.41    0.52
  Non-performing assets as a
   percentage of total assets......    2.06     2.64     4.33     2.65    0.70

- --------
(1) Allowance for losses includes valuation allowances on loans and real estate owned.

  The gross amount of interest income on non-accrual loans that would have been recorded during the years ended June 30, 1996, 1995 and 1994 if the non-accrual loans had been current in accordance with their original terms was $1.1 million, $920,000 and $1.1 million, respectively. For the years ended June 30, 1996, 1995 and 1994, $565,000, $497,000 and $614,000, respectively, was actually earned on non-accrual loans and is included in interest income on loans in the consolidated statements of operations for such years included in this report. See "Financial Statements and Supplementary Data."

  The Association has reached agreements with certain borrowers that provide for the restructuring of existing loans secured by income-producing properties. Restructurings are generally in the form of interest-rate adjustments, extensions of maturities or deferred payments of principal or interest. At June 30, 1996, the Association had one $234,000 troubled debt restructured loan which was modified prior to the implementation of SFAS 114 and which was performing in accordance with the modified terms. The Company accounts for such loans under the provisions of SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructuring," as permitted under SFAS 114. See "Financial Statements and Supplementary Data."

ALLOWANCES FOR LOAN AND REAL ESTATE LOSSES

  The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, the Association's underwriting policies and the regulatory environment. It is the Association's general policy to obtain appraisals on the underlying property for loans 90 days or more past due and over $500,000. If the loan amount is under $500,000, appraisals are obtained at the time of foreclosure.

  The Association's allowance for loan losses decreased to $7.8 million, or 1.25% of total loans, at June 30, 1996 from $12.1 million, or 2.17% of total loans, at June 30, 1995. The decrease in the allowance for loan losses during the period ended June 30, 1996 reflects management's evaluation of the risks inherent in its loan portfolio in consideration of various factors, including trends in its non-performing assets, the regional economy and relevant real estate values. The Association's ratio of non-performing loans to total loans decreased to 2.00% at June 30, 1996 from 2.67% at June 30, 1995. The Association's ratio of non-performing assets to total assets decreased during this period to 2.06% at June 30, 1996 from 2.64% at June 30, 1995. As of June 30, 1996, the Association's allowance for losses to non-performing assets, including loans 60 days past due, was 53.60% as compared to 72.68% at June 30, 1995.

  The Association recorded a provision for loan losses of $2.1 million for the year ended June 30, 1996 compared to $998,000 and $10.2 million for the years ended June 30, 1995 and 1994, respectively. Management believes that the increase in the provision for 1996 was necessary to replenish the allowance for loan losses to what management believes is an adequate level following increased charge-offs during 1996 compared to 1995. Although the Association believes that the allowance for loan losses at June 30, 1996 is adequate, there can be no assurance that the Association will not have to establish additional loss provisions based upon future events. The Association will continue to monitor and modify its allowances for loan losses as conditions dictate. In addition, the OTS and the FDIC, as an integral part of their examination process, periodically review the Association's valuation allowance. These agencies may require the Association to establish additional allowances, based on their judgments of the information available at the time of the examination. See "Regulation and Supervision--Classification of Assets."

  It is the policy of the Association to "charge-off" consumer loans when it is determined that they are no longer collectible. The policy for loans secured by real estate, which comprise the bulk of the Association's portfolio, is to establish an allowance for loan losses in accordance with the Association's asset classification process, based on generally accepted accounting principles ("GAAP"). It has generally been the practice of the Association to "charge-off" losses after acquiring title to a property securing the loan. Prior to acquiring title to REO, losses are recognized through the establishment of valuation allowances. It is the policy of the Association to obtain an appraisal on all REO upon acquisition by the Association.

  REO is initially recorded at fair value at the date of acquisition, less estimated costs of disposition. Thereafter, if there is a further deterioration in value, the Association writes down the REO directly for the diminution in value. Real estate held for investment is carried at the lower of cost or net realizable value. All costs of anticipated disposition are considered in the determination of net realizable value. See "MD&A--Impact of New Accounting Standards."

  Included in loans purchased are $4.6 million of participation loan interests sold by the Association in prior years that were repurchased during the fourth quarter of fiscal 1995. Prior to the repurchase the Association owned from 20% to 50% of the individual loans. The remaining interests were repurchased at a discount amounting to $1.9 million of which $1.3 million was allocated to the allowance for loan losses.

  The following table sets forth activity in the Association's allowance for loan losses and allowance for losses on REO.

                                      AT OR FOR THE YEAR ENDED JUNE 30,
                                    -----------------------------------------
                                     1996     1995     1994     1993    1992
                                    -------  -------  -------  ------  ------
                                               (IN THOUSANDS)
Accumulated through a charge to
 earnings:
  Balance at beginning of year..... $10,614  $13,458  $ 4,833  $1,307  $1,003
  Provision for loan losses........   2,103      998   10,200   3,657     304
  Charge-offs(1)...................  (6,175)  (3,842)  (1,575)   (131)    --
  Recoveries.......................     --       --       --      --      --
                                    -------  -------  -------  ------  ------
   Subtotal charge-offs, (net).....  (6,175)  (3,842)  (1,575)   (131)    --
                                    -------  -------  -------  ------  ------
  Balance at end of year...........   6,542   10,614   13,458   4,833   1,307
Valuation allowance for portfolios
 acquired:
  Balance at beginning of year.....   1,494      202      246     286     167
  Purchases........................     294    1,308      --      --      201
  Charge-offs(1)...................    (471)     --       --      --      --
  Reductions credited..............     (26)     (16)     (44)    (40)    (82)
                                    -------  -------  -------  ------  ------
  Balance at end of year...........   1,291    1,494      202     246     286
                                    -------  -------  -------  ------  ------
  Total allowance for loan losses.. $ 7,833  $12,108  $13,660  $5,079  $1,593
                                    =======  =======  =======  ======  ======
Allowance for REO losses:
  Balance at beginning of year..... $   175  $   115  $    95  $   81  $  --
  Additions charged to operations..     --        60       20      14      81
                                    -------  -------  -------  ------  ------
  Balance at end of year........... $   175  $   175  $   115  $   95  $   81
                                    =======  =======  =======  ======  ======

- --------
(1) Charge-offs by loan type for the year ended June 30, 1996 were $968,000, $4,367,000, $795,000, $514,000 and $2,000 for one-to-four family, multifamily, commercial real estate, land and non-mortgage loans, respectively.

  The following table sets forth the Association's allowance for loan losses to total loans and the percentage of loans to total loans in each of the categories listed.

                                                                 AT JUNE 30,
                         -------------------------------------------------------------------------------------------
                                    1996(1)                       1995(1)                        1994(1)
                         ----------------------------- ------------------------------ ------------------------------
                                PERCENTAGE PERCENTAGE          PERCENTAGE PERCENTAGE          PERCENTAGE PERCENTAGE
                                    OF      OF LOANS               OF      OF LOANS               OF      OF LOANS
                                ALLOWANCE    IN EACH           ALLOWANCE    IN EACH           ALLOWANCE    IN EACH
                                 TO TOTAL  CATEGORY TO          TO TOTAL  CATEGORY TO          TO TOTAL  CATEGORY TO
                         AMOUNT ALLOWANCE  TOTAL LOANS AMOUNT  ALLOWANCE  TOTAL LOANS AMOUNT  ALLOWANCE  TOTAL LOANS
                         ------ ---------- ----------- ------- ---------- ----------- ------- ---------- -----------
                                                           (DOLLARS IN THOUSANDS)
One-to-four family...... $1,306    16.67%     48.54%   $ 1,338    11.05%     51.85%    $  989     7.24%     49.51%
Multifamily.............  4,744    60.56      41.45      6,499    53.68      36.95      8,613    63.05      37.46
Commercial..............  1,288    16.44       9.73      2,475    20.44      10.91      2,220    16.25      12.79
Land....................    199     2.54       0.16        344     2.84       0.19        407     2.98       0.15
Other...................    --       --        0.12        --       --        0.10          2     0.02       0.09
Unallocated.............    296     3.79        --       1,452    11.99        --       1,429    10.46        N/A
                         ------   ------     ------    -------   ------     ------    -------   ------     ------
 Total allowance
  for loan losses....... $7,833   100.00%    100.00%   $12,108   100.00%    100.00%   $13,660   100.00%    100.00%
                         ======   ======     ======    =======   ======     ======    =======   ======     ======

                                                 AT JUNE 30,
                         -----------------------------------------------------------
                                     1993                          1992
                         ----------------------------- -----------------------------
                                           PERCENTAGE                    PERCENTAGE
                                PERCENTAGE  OF LOANS          PERCENTAGE  OF LOANS
                                    OF       IN EACH              OF       IN EACH
                                ALLOWANCE   CATEGORY          ALLOWANCE   CATEGORY
                                 TO TOTAL      TO              TO TOTAL      TO
                         AMOUNT ALLOWANCE  TOTAL LOANS AMOUNT ALLOWANCE  TOTAL LOANS
                         ------ ---------- ----------- ------ ---------- -----------
                                           (DOLLARS IN THOUSANDS)
One-to-four family...... $  637    12.54%     46.25%   $  252    15.82%     52.01%
Multifamily.............  2,932    57.72      39.92       504    31.64      33.55
Commercial..............  1,066    20.99      13.53       629    39.48      14.18
Land....................     13     0.26       0.17        10     0.63       0.15
Other...................    --       --        0.13       --       --        0.11
Unallocated.............    431     8.49        N/A       198    12.43        N/A
                         ------   ------     ------    ------   ------     ------
 Total allowance
  for loan losses....... $5,079   100.00%    100.00%   $1,593   100.00%    100.00%
                         ======   ======     ======    ======   ======     ======

- --------
(1) In 1996, 1995 and 1994, total specific allowances amounted to $2.2 million, $4.3 million and $5.1 million, respectively.

INVESTMENT ACTIVITIES

  Federally chartered savings institutions such as the Association have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, a federally chartered savings institution such as the Association must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "--Regulation and Supervision--Required Liquidity." The Association currently manages liquid assets at the minimum level required under OTS requirements in an effort to maximize overall yield on its investment portfolio.

  The investment policy of the Company attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest-rate and credit risk, and complement the Association's lending activities. Specifically, the Company's policy generally limits investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment-grade. The Company's policy authorizes investment in marketable equity securities meeting the Company's guidelines. The policy requires that all investment purchases be ratified by the Board of Directors of the Company. At June 30, 1996, the Company had federal funds sold and other short-term investments and investment securities in the aggregate amount of $43.8 million with a market value of $43.2 million.

  The following table sets forth certain information regarding the carrying and fair values of the Company's federal funds sold and other short-term investments and investment securities portfolio at the dates indicated:

                                                 AT JUNE 30,
                              --------------------------------------------------
                                    1996             1995             1994
                              ---------------- ---------------- ----------------
                              CARRYING  FAIR   CARRYING  FAIR   CARRYING  FAIR
                               VALUE    VALUE   VALUE    VALUE   VALUE    VALUE
                              -------- ------- -------- ------- -------- -------
                                                (IN THOUSANDS)
Federal funds sold and other
 short-term investments.....  $ 6,400  $ 6,400 $ 9,450  $ 9,450 $ 2,400  $ 2,400
                              =======  ======= =======  ======= =======  =======
Investment securities:
 Held to maturity:
   U.S. Government and
    Federal agency
    obligations.............  $37,048  $36,437 $23,509  $23,531 $18,533  $18,244
   Municipal bonds..........      371      371     389      389     410      410
                              -------  ------- -------  ------- -------  -------
     Total held to maturity.   37,419   36,808  23,898   23,920  18,943   18,634
 Available for sale:
   Mutual funds.............      --       --      150      150     470      470
                              -------  ------- -------  ------- -------  -------
     Total investment
      securities............  $37,419  $36,808 $24,048  $24,070 $19,413  $19,104
                              =======  ======= =======  ======= =======  =======

  The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's federal funds sold and other short-term investments and investment securities as of June 30, 1996.

                                                               AT JUNE 30, 1996
                         -----------------------------------------------------------------------------------------------------
                                              MORE THAN ONE         MORE THAN FIVE          MORE THAN TEN
                         ONE YEAR OR LESS  YEAR TO FIVE YEARS     YEARS TO TEN YEARS            YEARS              TOTAL
                         ----------------- ---------------------  ---------------------   -----------------  -----------------
                                  WEIGHTED             WEIGHTED               WEIGHTED             WEIGHTED           WEIGHTED
                         CARRYING AVERAGE  CARRYING     AVERAGE   CARRYING     AVERAGE    CARRYING AVERAGE   CARRYING AVERAGE
                          VALUE    YIELD     VALUE       YIELD      VALUE       YIELD      VALUE    YIELD     VALUE    YIELD
                         -------- -------- ----------  ---------  ----------  ---------   -------- --------  -------- --------
                                                            (DOLLARS IN THOUSANDS)
Federal funds sold and
 other short-term
 investments...........   $6,400    4.62%  $      --         -- %  $      --         -- %  $  --      -- %   $ 6,400    4.62%
                          ======    ====   ==========    =======   ==========   ========   ======    ====    =======    ====
Investment securities:
 Held to maturity:
 U.S. Government and
  Federal agency
  obligations..........   $  395    6.33%  $   28,026       6.52%  $    3,635       6.96%  $4,992    7.42%   $37,048    6.68%
 Municipal bonds.......      --      --           --         --           --         --       371    7.00(1)     371    7.00
                          ------           ----------              ----------              ------            -------
  Total investment
   securities..........   $  395    6.33%     $28,026       6.52%  $    3,635       6.96%  $5,363    7.39%   $37,419    6.68%
                          ======           ==========              ==========              ======            =======

- -------
(1) This rate represents the coupon rate on the investment and has not been computed on a tax equivalent basis.

SOURCES OF FUNDS

  General. Deposits, FHLB advances, securities sold under agreements to repurchase, loan repayments and prepayments, proceeds from sales of loans, and cash flows generated from operations are the primary sources of the Association's funds for use in lending, investing and for other general purposes.

  Deposits. The Association offers a variety of deposit accounts with a range of interest rates and terms. The Association's deposits consist of passbook savings, checking accounts and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Association's deposits are obtained predominantly from the areas in which its branch offices are located. The Association relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Association's ability to attract and retain deposits. Certificate of deposit accounts in excess of $100,000 are not actively solicited by the Association nor does the Association use brokers to obtain deposits. Management continually monitors the Association's certificate accounts and historically the Association has retained a large portion of such accounts upon maturity. See "MD&A--Capital Resources and Liquidity--Sources of Funds and Liquidity."

  The following table presents the deposit activity of the Association for the periods indicated.

                                                FOR THE YEAR ENDED JUNE 30,
                                               -------------------------------
                                                 1996       1995       1994
                                               ---------  ---------  ---------
                                                      (IN THOUSANDS)
Deposits...................................... $ 579,878  $ 556,933  $ 543,496
Withdrawals...................................  (572,111)  (519,991)  (572,768)
                                               ---------  ---------  ---------
Net deposits (withdrawals)....................     7,767     36,942    (29,272)
Interest credited on deposits.................    23,592     20,256     16,892
                                               ---------  ---------  ---------
  Total increase (decrease) in deposits....... $  31,359  $  57,198  $ (12,380)
                                               =========  =========  =========

  The following table presents the amount and weighted average rate of time deposits equal to or greater than $100,000 at June 30, 1996:

                                                             FOR THE YEAR ENDED
                                                               JUNE 30, 1996
                                                            --------------------
MATURITY PERIOD                                                       WEIGHTED
                                                            AMOUNT  AVERAGE RATE
- ---------------                                             ------- ------------
                                                                (DOLLARS IN
                                                                 THOUSANDS)
Three months or less....................................... $19,053     5.81%
Over three through six months..............................  18,088     5.60
Over six through 12 months.................................  17,607     5.52
Over 12 months.............................................  11,374     6.11
                                                            -------
Total...................................................... $66,122     5.72%
                                                            =======

  The following table sets forth the distribution of the Association's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

                                                       FOR THE YEAR ENDED JUNE 30,
                          --------------------------------------------------------------------------------------
                                      1996                         1995                         1994
                          ---------------------------- ---------------------------- ----------------------------
                                   PERCENTAGE                   PERCENTAGE                   PERCENTAGE
                                    OF TOTAL  WEIGHTED           OF TOTAL  WEIGHTED           OF TOTAL  WEIGHTED
                          AVERAGE   AVERAGE   AVERAGE  AVERAGE   AVERAGE   AVERAGE  AVERAGE   AVERAGE   AVERAGE
                          BALANCE   DEPOSITS    RATE   BALANCE   DEPOSITS    RATE   BALANCE   DEPOSITS    RATE
                          -------- ---------- -------- -------- ---------- -------- -------- ---------- --------
                                                          (DOLLARS IN THOUSANDS)
Money market deposits...  $ 75,176    15.12%    3.99%  $ 56,251    12.26%    3.19%  $ 44,505    10.47%    2.33%
Passbook deposits.......    21,028     4.23     1.99     25,572     5.57     1.96     33,545     7.89     2.22
NOW and other demand
 deposits...............    23,006     4.63     1.20     23,698     5.16     1.11     25,871     6.08     1.25
Non-interest bearing
 deposits...............     6,296     1.46      --       7,032     1.53      --       7,259     1.71      --
                          --------   ------            --------   ------            --------   ------
 Total..................   126,766    25.49             112,553    24.52             111,180    26.15
                          --------   ------            --------   ------            --------   ------
Certificate accounts:
Three months or less....    86,940    17.49     5.60     64,327    14.01     4.15     80,341    18.90     4.26
Over three through six
 months.................    82,662    16.63     5.73     73,917    16.10     4.72     65,898    15.50     4.18
Over six through 12
 months.................   121,386    24.40     5.77     98,100    21.37     5.16     64,994    15.29     4.44
Over one to three years.    43,524     8.75     5.89     70,879    15.44     6.07     67,612    15.91     5.38
Over three to five
 years..................    35,961     7.23     6.20     39,223     8.55     5.69     34,922     8.22     5.90
Over five to ten years..        42     0.01     7.06         11     0.01     7.96        116     0.03     9.01
                          --------   ------            --------   ------            --------   ------
 Total certificates.....   370,515    74.51             346,457    75.48             313,883    73.85
                          --------   ------            --------   ------            --------   ------
 Total deposits.........  $497,281   100.00%           $459,010   100.00%           $425,063   100.00%
                          ========   ======            ========   ======            ========   ======

  The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at June 30, 1996.

                                                                     CERTIFICATE AMOUNTS
                                 AT JUNE 30,                 MATURING IN THE YEAR ENDING JUNE 30,
                          -------------------------- ----------------------------------------------------
                                                                                       2001 AND
                            1994     1995     1996     1997    1998    1999    2000   THEREAFTER  TOTAL
                          -------- -------- -------- -------- ------- ------- ------- ---------- --------
                                                          (IN THOUSANDS)
Certificate accounts:
0 to 4.00%..............  $132,048 $  3,987 $    720 $    720 $   --  $   --  $   --    $  --    $    720
4.001 to 5.00%..........   104,025   72,194   59,878   56,387      95   3,390     --         6     59,878
5.001 to 6.00%..........    34,801  137,191  249,461  216,869  15,153   7,350   5,284    4,805    249,461
6.001 to 7.00%..........    23,414  130,687   72,907   42,656   5,217   3,087  20,280    1,667     72,907
7.001 to 8.00%..........    13,480   12,722    6,520    5,982      27       6     355      150      6,520
8.001 to 9.00%..........     5,958    3,821       57        6      32      19     --       --          57
Over 9.001%.............       191      140       12       12     --      --      --       --          12
                          -------- -------- -------- -------- ------- ------- -------   ------   --------
 Total..................  $313,917 $360,742 $389,555 $322,632 $20,524 $13,852 $25,919   $6,628   $389,555
                          ======== ======== ======== ======== ======= ======= =======   ======   ========

  Borrowings. From time to time the Association has obtained advances from the FHLB and may do so in the future as an alternative to retail deposit funds. FHLB advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These advances are collateralized by the capital stock of the FHLB held by the Association and certain of the Association's mortgage loans. See "--Regulation and Supervision--Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Association, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. During 1996, the Association periodically borrowed advances to provide needed liquidity and to supplement retail deposit gathering activity. See "MD&A-- Capital Resources and Liquidity--Sources of Funds and Liquidity." At June 30, 1996, the Association had $135.3 million in outstanding advances from the FHLB. During fiscal 1996, the maximum amount of FHLB advances that the Association had outstanding at any month-end was $135.3 million. As anticipated by management, the Association's total borrowing from the FHLB increased in fiscal 1996 comprising 99.78% of borrowings compared to 73.66% and 64.94% in fiscal 1995 and 1994, respectively.

  During 1996, the Company borrowed from a registered broker-dealer and FHLB in transactions known as repurchase agreements. In these transactions, the Company pledges securities as collateral to the broker and receives cash in return. These transactions have terms to maturity of generally 30 days or less. At termination, the securities are returned to the Company and the Company repays the cash borrowed with interest. At June 30, 1996, the Company had $300,000 in such transactions. Such transactions are reported as securities sold under agreements to repurchase.

  The following table sets forth certain information regarding the Company's borrowed funds at or for the periods ended on the dates indicated:

                                           AT OR FOR THE YEAR ENDED JUNE 30,
                                           ------------------------------------
                                              1996         1995        1994
                                           -----------  ----------- -----------
                                                (DOLLARS IN THOUSANDS)
FHLB advances:
 Average balance outstanding.............. $    96,789  $   46,029  $   12,583
 Maximum amount outstanding at any month-
  end during the period................... $   135,300  $   63,950  $   29,000
 Balance outstanding at end of period..... $   135,300  $   63,950  $   13,000
 Weighted average interest rate during the
  period..................................        5.76%       5.64%       4.50%
 Weighted average interest rate at end of
  period..................................        5.87%       6.63%       5.82%
Securities sold under agreements to
 repurchase:
 Average balance outstanding.............. $     8,283  $   11,342  $      293
 Maximum amount outstanding at any month-
  end during the period................... $    17,146  $   23,848  $    7,019
 Balance outstanding at end of period..... $       300  $   22,873  $    7,019
 Weighted average interest rate during the
  period..................................        5.92%       5.25%       4.10%
 Weighted average interest rate at end of
  period..................................        5.57%       6.08%       4.51%

SUBSIDIARY ACTIVITIES

  QCFC, a wholly owned subsidiary of the Association, is currently engaged, on an agency basis, in the sale of casualty insurance, mutual funds and annuity products primarily to the Association's customers and members of the local community and as a trustee of the Association's deeds of trust. In the past, QCFC has been involved in real estate development projects. Currently, the only real estate development project in which QCFC has an investment is an apartment building in Pasadena, California. The apartment building is managed by the general partner. The Association has a limited partner interest in the project, with a carrying value of $158,000 at June 30, 1996. It is anticipated that the building will be sold as market conditions permit. The Association does not currently intend to engage in any future real estate development projects through QCFC or otherwise. As of June 30, 1996, and for the year then ended, QCFC had $1.2 million in total assets and net income of $82,000.

  The Company incorporated Quaker City Neighborhood Development, Inc. ("QCND"), a wholly owned community development subsidiary, during the first quarter of fiscal 1994. The purpose of QCND is to engage in community lending and development activities including affordable housing loans to low-and moderate-income individuals in the Association's lending communities. The subsidiary complements the Association's community reinvestment activities and its "Outstanding" Community Reinvestment Act rating. The Company funded operations for the subsidiary on June 30, 1994 in the amount of $2.4 million. QCND, in turn, invested those funds in a short-term note to the city of Whittier for the purpose of facilitating community development projects consistent with the goals of the subsidiary.

COMPETITION

  Savings associations face strong competition both in attracting deposits and making real estate loans. The Company's most direct competition for deposits has historically come from other savings associations and from commercial banks located in its principal market areas of Los Angeles and Orange Counties in California, including many large financial institutions which have greater financial and marketing resources available to them. In addition, particularly during times of high interest rates, the Company has faced significant competition for investors' funds from short-term money market securities and other corporate and government securities and mutual funds which invest in such securities. Periods of low interest rates have made the attraction and retention of deposits difficult as savers seek higher rates of return in alternative investments. The ability of the Company to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. Furthermore, management considers the Company's reputation for financial strength and quality service provided through its contiguous branching network to local customers to be a major competitive advantage in attracting and retaining savings deposits.

  The Company experiences strong competition for real estate loans principally from other savings associations, commercial banks and mortgage banking companies. It competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Management considers the Company's focus in multifamily and low-to-moderate income lending in the Los Angeles area to be a competitive advantage also. Competition may increase as a result of the continuing reduction in restrictions on the interstate operations of financial institutions.

  Competition may increase as a result of recent legislation which, beginning in September 1995, will generally allow bank holding companies based in any state to acquire banks in California, and beginning in September 1997 will generally allow banks based in any state to acquire by merger banks based in California. In addition, under existing regulations, federal savings associations may generally branch nationwide as long as the association's assets attributable to each state outside of its home state in which it operates branches are predominantly housing-related assets. Additionally, provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 further removed barriers to mergers and acquisitions among savings associations and banks, allowing savings associations and banks to merge with each other.

PERSONNEL

  As of June 30, 1996, the Association had 122 full-time employees and 53 part-time employees. The employees are not represented by a collective bargaining unit and the Association considers its relationship with its employees to be good.

FEDERAL TAXATION

  General. The Company reports its income for tax purposes on a calendar year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company.

  Tax Bad Debt Reserve. Savings institutions such as the Association which meet certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") are permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, be deducted in arriving at their taxable income. The Association's deduction with respect to "qualifying loans," generally loans secured by certain interests in real property, may be computed using the Association's actual loss experience, or 8% of the Association's taxable income. Use of the percentage of taxable income method of calculating its deductible addition to its loss reserve has the effect of reducing the maximum marginal rate of federal tax on the Association's income to 31.28%, exclusive of any minimum or environmental tax, as compared to the general maximum corporate federal income tax rate of 34% that would be applicable to the Association for tax year 1994. The Association's deduction with respect to non-qualifying loans must be computed under the experience method which essentially allows a deduction for actual charge-offs. Historically, the Association has reviewed each year the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve.

  The amount of the addition to the reserve for losses on qualifying real property loans under the percentage of taxable income method cannot exceed the amount necessary to increase the balance of the reserve for losses on qualifying real property loans at the close of the taxable year to 6% of the balance of the qualifying real property loans outstanding at the end of the taxable year. At June 30, 1996, the Association's total tax bad debt reserve is approximately $10.9 million, which is less than 6% of its qualifying real property loans outstanding. Also, if the qualifying thrift uses the percentage of taxable income method, then the qualifying thrift's aggregate addition to its reserve for losses on qualifying real property loans cannot, when added to the addition to the reserve for losses on non-qualifying loans, exceed the amount by which (i) 12% of the amount that the total deposits or withdrawable accounts of depositors of the qualifying thrift at the close of the taxable year exceeded (ii) the sum of the qualifying thrift's surplus, undivided profits and reserves at the beginning of such year. At June 30, 1996, 12% of the Association's deposits and withdrawable accounts, less its surplus, undivided profits and reserves, exceeds the balance of its reserve for losses on qualifying real property loans.

  Pursuant to certain provisions appended to the Small Business Job Protection Act signed into law in August 1996 (the "Act"), the above-described bad debt deduction rules available to thrifts such as the Association have been repealed. Under the Act, the Association is required to change its method of accounting for bad debts from the reserve method formerly permitted under section 593 of the Internal Revenue Code of 1986, as amended (the "Code") to the "specific charge-off" method. Under the specific charge-off method, which is governed by section 166 of the Code and the regulations thereunder, tax deductions may be taken for bad debts only if loans become wholly or partially worthless. Although the Act generally requires that qualifying thrifts recapture (i.e., include in taxable income) over a six-year period a portion of their existing bad debt reserves equal to their "applicable excess reserves," the Association does not have applicable excess reserves subject to recapture. However, the Association's tax bad debt reserve balance of approximately $10.9 million (as of June 30, 1996) will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to stockholders in excess of the Association's current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Association. The Association does not intend to make distributions to stockholders that would result in recapture of any portion of its bad debt reserve.

  Distributions. To the extent that (i) the Association's tax bad debt reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under an experience method and (ii) the Association makes "non-dividend distributions" to stockholders that are considered to result in distributions from the excess tax bad debt reserve or the reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Association's taxable income. Non-dividend distributions include distributions in excess of the Association's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Association's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Association's tax bad debt reserves. Thus, any dividends to the Company that would reduce amounts appropriated to the Association's tax bad debt reserves and deducted for federal income tax purposes may create a tax liability for the Association. The tax treatment of non-dividend distributions under the Act is the same as under existing law, except that recapture of reserves for qualifying real property loans is required without regard to the portion which would have been allowed under the experience method.

  The amount of additional taxable income created from an Excess Distribution is an amount that when reduced by the tax attributable to the income is equal to the amount of the distribution. If certain portions of the Association's accumulated tax bad debt reserve amounting to $10.9 million are used for any purpose other than to absorb qualified tax bad debt loans, such as for the payment of dividends or other distributions with respect to the Association's capital stock (including distributions upon redemption or liquidation), approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state taxes). See "--Regulation and Supervision-- Savings and Loan Holding Company Regulation--Payment of Dividends and Other Capital Distributions by Association" and "Market for the Registrant's Common Equity and Related Stockholder Matters" for limits on the payment of dividends of the Association. The Association does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

  The date of the Association's last complete Internal Revenue Service (IRS) tax audit was December, 1985. There is a three-year statute of limitations for federal tax filings. Tax years 1993 through 1995 are considered open tax years for IRS audit purposes.

  Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Association as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Association will not file a consolidated tax return, except that if the Company and the Association own more than 20% of the stock of a corporation distributing a dividend 80% of any dividends received may be deducted.

STATE AND LOCAL TAXATION

  State of California. The California franchise tax rate applicable to the Association equals the franchise tax rate applicable to corporations generally plus an "in lieu" rate approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Association); however, the total tax rate currently applicable to the Association cannot exceed 11.30% for the 1996 calendar year. Under California regulations, bad debt deductions are available in computing California franchise taxes using a three or six year weighted average loss experience method. The Association and its California subsidiary file California state franchise tax returns on a combined basis. Assuming that the holding Association form of organization is utilized, the Association, as a savings and loan holding Association commercially domiciled in California, will generally be treated as a financial corporation and subject to the general corporate tax rate plus the "in lieu" rate as discussed previously for the Association.

  The Company is currently under examination by the California Franchise Tax Board for tax years ending December 1990-1993. No adjustments have been proposed at this time.

  Delaware Taxation. As a Delaware holding Company not earning income in Delaware, the Company is exempted from Delaware Corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

REGULATION AND SUPERVISION

GENERAL

  The Association is a federally chartered savings association, a member of the FHLB of San Francisco, and is subject to regulation by the OTS and the FDIC. The Association's deposits are insured by the FDIC through the SAIF. As a result of its ownership of the Association, the Company is a savings and loan holding company subject to regulation by the OTS. As described in more detail below, statutes and regulations applicable to the Association govern such matters as the investments and activities in which the Association can engage; the amount of capital the Association must hold; mergers and changes of control; establishment and closing of branch offices; and dividends payable by the Association. Statutes and regulations applicable to the Company govern such matters as changes of control of the Company and transactions between the Association and the Company.

  The Company and the Association are subject to the examination, supervision and reporting requirements of the OTS, their primary federal regulator, including a requirement for the Association of at least one full scope, on-site examination every year. The Director of the OTS is authorized to impose assessments on the Association to fund OTS operations, including the cost of examinations. The Association is also subject to examination, when deemed necessary, and supervision by the FDIC, and the FDIC has "back-up" authority to take enforcement action against the Association if the OTS fails to take such action after a recommendation by the FDIC. The FDIC may impose assessments on the Association to cover the cost of FDIC examinations. Beginning in 1996, the FDIC will no longer be able to conduct separate examinations of the Association except in exigent circumstances. In addition, the Association is subject to regulation by the Board of Governors of the Federal Reserve System ("FRB") with respect to certain aspects of its business. The descriptions set forth below and elsewhere in this document of the statutes and regulations that are applicable to the Company do not purport to be a complete description of such statutes and regulations and their effects on the Company, or to identify every statute and regulations that may apply to the Company.

ACTIVITIES RESTRICTIONS

  Qualified Thrift Lender Test. The qualified thrift lender ("QTL") test requires that, in at least nine out of every twelve months, at least 65% of a savings bank's "portfolio assets" must be invested in a limited list of "qualified thrift investments," primarily investments related to housing loans. If the Association fails to satisfy the QTL test and does not requalify as a QTL within one year, the Company must register and be regulated as a bank holding company, and the Association must either convert to a commercial bank charter or become subject to restrictions on branching, business activities and dividends as if it were a national bank. At June 30, 1996, approximately 91.73% of the Association's portfolio assets constituted qualified thrift investments and the Association met the QTL test each month in fiscal 1996.

  Investment and Loan Limits. In general, federal savings institutions such as the Association may not invest directly in equity securities, debt securities that are not rated investment grade, or real estate, other than real estate used for the institution's offices and related facilities. Indirect equity investment in real estate through a subsidiary is permissible, but subject to limitations based on the amount of the institution's assets, and the institution's investment in such a subsidiary must be deducted from regulatory capital in full or (for certain subsidiaries owned by the institution prior toApril 12, 1989) phased out of capital by no later than July 1, 1996.

  Loans by a savings institution to a single borrower are generally limited to 15% of the institution's "unimpaired capital and unimpaired surplus," which is similar but not identical to total capital. Aggregate loans by the Association that are secured by nonresidential real property are generally limited to 400% of the institution's total capital. Commercial loans not secured by real property may not exceed 10% of the Association's total assets, and consumer loans may not exceed 35% of the

Association's total assets. At June 30, 1996, the Association was in compliance with the above investment limitations.

  Activities of Subsidiaries. A savings institution seeking to establish a new subsidiary, acquire control of an existing company or conduct a new activity through an existing subsidiary must provide 30 days prior notice to the FDIC and OTS. A subsidiary of the Association may be able to engage in activities that are not permissible for the Association directly, if the OTS determines that such activities are reasonably related to the Association's business, but the Association may be required to deduct its investment in such a subsidiary from capital. The OTS has the power to require a savings institution to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines to be a serious threat to the financial safety, soundness or stability of such savings institution or to be otherwise inconsistent with sound banking practices.

  Safety and Soundness Standards. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the OTS to prescribe for savings associations minimum acceptable operational and managerial standards, and standards for asset quality, earnings, and stock valuation. Such standards were to be effective no later than December 1, 1993, but were finalized only as of July 10, 1995. The standards were implemented as Guidelines Establishing Standards of Safety and Soundness, rather than as regulations. The Safety and Soundness Guidelines cover internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and employee compensation. Any institution that fails to meet any regulation promulgated under the safety and soundness requirements must submit a plan for compliance and is subject to the ability of the OTS, in its discretion, to impose sanctions similar to those that would apply to a failure to meet minimum capital requirements. Any institution that fails to meet any of the Safety and Soundness Guidelines may be required to submit a plan for compliance to the OTS.

  The safety and soundness standards initially proposed would have established quantitative asset quality and earnings standards. The final Safety and Soundness Guidelines adopted do not contain any asset quality or earnings standards. However, asset quality and earnings standards were proposed in connection with the adoption of the Guidelines. The new proposed asset quality and earnings standards would not set quantitative standards and would require monitoring and reporting systems to identify emerging problems and resolve them.

  Real Estate Lending Standards. The OTS and the other federal banking agencies have adopted regulations which require institutions to adopt and at least annually review written real estate lending policies. The lending policies must include diversification standards, underwriting standards (including loan-to-value limits), loan administration procedures, and procedures for monitoring compliance with the policies. The policies must reflect consideration of guidelines adopted by the banking agencies. Among the guidelines adopted by the agencies are maximum loan-to-value ratios for land loans (65%); development loans (75%); construction loans (80%-85%); loans on owner-occupied one-to-four family property, including home equity loans (no limit, but loans at or above 90% require private mortgage insurance); and loans on other improved property (85%).

  The guidelines permit institutions to make loans in excess of the supervisory loan-to-value limits if such loans are supported by other credit factors, but the aggregate of such nonconforming loans should not exceed the institution's risk-based capital, and the aggregate of nonconforming loans secured by real estate other than one-to-four family property should not exceed 30% of risk-based capital. The Association believes that its current lending policies and practices are consistent with the OTS's guidelines.

DEPOSIT INSURANCE

  General. The Association's deposits are insured by the FDIC to the full extent permitted by applicable law (generally, a maximum of $100,000 for each insured depositor). Under the Financial

Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the FDIC administers two separate deposit insurance funds: the Bank Insurance Fund (the "BIF") which insures the deposits of institutions that were insured by the FDIC prior to FIRREA, and the SAIF which maintains a fund to insure the deposits of institutions, such as the Association, that were insured by the Federal Savings and Loan Insurance Corporation ("FSLIC") prior to FIRREA.

  Insurance Premium Assessments. FDICIA directed the FDIC to establish by January 1, 1994 a risk-based system for setting deposit insurance assessments. The FDIC has implemented such a system, under which an institution's insurance assessments will vary depending on the level of capital the institution holds and the degree to which it is the subject of supervisory concern to the FDIC. Under the FDIC's system, the assessment rate for SAIF deposits varies from 0.23% of covered deposits for well-capitalized institutions that are deemed to have no more than a few minor weaknesses, to 0.31% of covered deposits for less than adequately capitalized institutions that pose substantial supervisory concern. Currently, the Association's assessment rate is 0.23%. The same schedule was applicable to BIF insured institutions until the BIF reached its designated reserve ratio of 1.25% on May 31, 1995. Once the BIF reached the designated reserve ratio, a second BIF assessment rate schedule became effective. The assessment rate for BIF deposits ranges from 0% of covered deposits with a $2,000 minimum payment for well-capitalized institutions that are deemed to have no more than a few minor weaknesses, to
 .27% of covered deposits for less than adequately capitalized institutions that pose substantial supervisory concern. As a result, there is a significant disparity between the assessment rate of BIF and SAIF member institutions. As long as the deposit rate premium disparity continues, SAIF-insured institutions will be placed at a significant competitive disadvantage due to their higher premium costs and the financial condition of the SAIF could worsen if its deposit base shrinks as a result of the disparity.

  Under current law, the SAIF has three major obligations: to fund losses associated with the failure of institutions with SAIF-insured deposits; to increase the SAIF's reserves to 1.25% of insured deposits over a reasonable period of time; and to make interest payments on debt incurred to provide funds to the FSLIC ("FICO debt"). The SAIF has not yet reached its designated reserve ratio of 1.25% and it is not anticipated that the SAIF will be recapitalized without assistance before 2002. One of the reasons the BIF was able to be recapitalized well before the SAIF is that the BIF does not have an obligation to pay interest on the FICO debt.

  A number of proposals for assisting the SAIF in attaining its required reserve level, and thereby permitting SAIF deposit insurance premiums to be reduced to levels more closely in line with those paid by BIF-insured institutions, have been under discussion by various of the affected parties, relevant governmental agencies and members of Congress. The bill currently pending in Congress would provide for a special assessment to be collected no later than 60 days after the date of enactment based on deposits held as of March 31, 1995, at a rate sufficient to provide the SAIF with reserves equal to 1.25% of total deposits. The FDIC now estimates that this special assessment would be in the 70 basis point range. This bill also provides that SAIF and BIF shall be merged on January 1, 1999, provided that all savings associations have converted to banks by that date, but does not provide legislation to implement such a conversion. The bill further provides that between January 1, 1997, and December 31, 1999 (or the date the last savings association ceases to exist, whichever is earlier), the interest costs for FICO debt will be shared by SAIF and BIF assessments, with SAIF institutions paying regular assessments at a rate of approximately .065% (or about 60% of the dollar amount) and BIF institutions paying regular assessments at a rate of approximately .013% (or 40% of the dollar amount). Currently, the Association's regular assessment rate is 0.23%. If the BIF and SAIF have not merged by January 1, 2000, these FICO interest costs will be assessed pro rata, with all insured institutions paying the same rate. The bill also includes a provision intended to limit "deposit shifting" from a SAIF-insured institution to a BIF-insured affiliate. In 1995, the then pending legislative proposals contained one or more of the following additional elements: elimination of the separate Federal savings association charter, coupled with a requirement that each federally chartered savings association convert to a national bank, a state chartered bank or a state chartered savings and loan association by January 1, 1998; merger of the BIF and the SAIF as of that date; the elimination of the OTS as a separate regulatory agency; and treatment of thrift holding companies as bank holding companies for federal regulatory purposes. See "Business--Federal Taxation" for a discussion of recent changes enacted regarding certain bad debt tax deductions historically available to qualifying thrift institutions. The Company is not able to predict whether or in what form any of the proposals that have been discussed will be adopted. However, were a special assessment to be imposed based upon deposits held at March 31, 1995 at a rate of approximately 70 basis points, the Company would incur a pre-tax operating expense of approximately $3.4 million in the fiscal year that the special assessment were to be imposed, which would reduce the Company's operating results and the Association's regulatory capital after adjusting for the tax benefit associated with decreased earnings. If a special assessment on the basis described in the immediately preceding sentence had been imposed at June 30, 1996, the Association would have remained a "well capitalized" institution at such date. Over the long term, the recapitalization of the SAIF could be expected to reduce the Association's annual deposit insurance costs.

FIRREA CAPITAL REQUIREMENTS

  The OTS's capital regulations, as required by FIRREA, include three separate minimum capital requirements for the savings institution industry--a "tangible capital requirement," a "leverage limit" (also referred to as the "core capital ratio"), and a "risk-based capital requirement." These capital standards must be no less stringent than the capital standards applicable to national banks. The OTS also has the authority, after giving the affected institution notice and an opportunity to respond, to establish individual minimum capital requirements ("IMCR") for a savings institution which are higher than the industry minimum requirements, upon a determination that an IMCR is necessary or appropriate in light of the institution's particular circumstances. Savings institutions that do not meet their capital requirements are subject to a number of sanctions similar to but less restrictive than the sanctions under the Prompt Corrective Action system described below, and to a requirement that the OTS be notified of any changes in the institution's directors or senior executive officers.

  The three industry minimum capital requirements are as follows:

    Tangible capital of at least 1.5% of adjusted total assets. Tangible capital is composed of (1) an institution's common stock, perpetual non-cumulative preferred stock, and related earnings or surplus (including unrealized gains and losses on securities classified as available-for-
  sale), and (2) the amount, if any, of equity investment by others in the institution's subsidiaries, after deducting (a) the institution's investments in and extensions of credit to subsidiaries engaged as principal in activities not permissible for national banks, net of any reserves established against such investments, and subject to a phase-out rather than a deduction for the amount of investments made or committed to be made prior to April 12, 1989, (b) intangible assets other than purchased mortgage servicing rights, and (c) any purchased mortgage servicing rights that exceed 50% of the institution's core capital. Deferred tax assets whose realization depends on the institution's future taxable income or on the institution's tax planning strategies must also be deducted from tangible capital to the extent that such assets exceed the lesser of
  (1) 10% of core capital, or (2) the amount of such assets that can be realized within one year, unless such assets were reportable as of December 31, 1992, in which case no deduction is required.

  In general, adjusted total assets equal the institution's consolidated total assets, minus any assets that are deducted in calculating the amount of capital. At June 30, 1996, the Association's ratio of tangible capital to adjusted total assets was 7.67 percent.

    Core capital of at least 3% of adjusted total assets. Core capital consists of tangible capital plus (1) goodwill resulting from pre-April 12, 1989 acquisitions of troubled savings institutions, subject to a phase-out by December 31, 1994; (2) purchased credit card relationships, as long as they do not exceed 25% of core capital and, when aggregated with purchased mortgage servicing rights, do not exceed 50% of core capital; and (3) any core deposit premium in existence on March 4, 1994 whose inclusion in core capital is grandfathered by the OTS. At
  June 30, 1996, the Association's core capital ratio was 7.67 percent.

    Total capital of at least 8% of risk-weighted assets. Total capital includes both core capital and "supplementary" capital items deemed less permanent than core capital, such as subordinated debt and general loan loss allowances (subject to certain limits), but equity investments (with the exception of investments in subsidiaries and investments permissible for national banks) and portions of certain high-risk land loans and nonresidential construction loans must be deducted from total capital, subject to a phase-out rather than a deduction until July 1, 1994. At least half of total capital must consist of core capital.

  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required the OTS and the federal bank regulatory agencies to revise their risk-based capital standards to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and risks of nontraditional activities. The regulations of the OTS and the other federal banking agencies provide that an institution may be required to hold risk-based capital in excess of regulatory minimums to the extent that it is determined either that (i) the institution has a high degree of exposure to interest-rate risk, prepayment risk, credit risk, certain risks arising from nontraditional activities or similar risks, or a high proportion of off-balance sheet risk or (ii) the institution is not adequately managing these risks. For this purpose, however, the agencies have stated that, in view of the statutory requirements relating to permitted lending and investment activities of savings institutions, the general concentration by such institutions in real estate lending activities would not, by itself, be deemed to constitute an exposure to concentration of credit risk that would require greater capital levels.

  The OTS also implemented a final regulation that requires a deduction from total capital by any savings institution that is projected to experience a two percent decline in net portfolio value in the event interest rates were to increase or decrease immediately by two percentage points. Net portfolio value is defined as the net present value of the expected cash flows from the institution's assets, liabilities and off balance sheet contracts. The amount of the deduction from the total capital would be one-half of the amount by which the decline in net portfolio value exceeds two percent of the present value of the institution's assets. The effective date of the interest-rate risk component has been delayed. Had it been in effect at June 30, 1996, the Association would not have been required to take any deduction from total capital.

  As of August 23, 1995, an institution whose prompt corrective action category is reduced by the application of the OTS' interest rate risk component may request an adjustment to its capital requirement if it is able to demonstrate that the accuracy of the OTS' estimate of interest rate risk exposure can be materially improved through the use of more refined data or more appropriate assumptions tailored to the specific institution. Additionally, well-capitalized institutions may request to use their own internal interest rate risk model in place of the OTS model in calculating its interest rate risk capital requirements. The internal model must meet certain OTS standards, including reasonable assumptions about future interest rates, prepayment rates for assets and attrition rates for liabilities.

  Risk-weighted assets are determined by multiplying each category of an institution's assets, including certain assets sold with recourse and other off balance sheet assets, by an assigned risk weight based on the credit risk associated with those assets, and adding the resulting sums. As of August 31, 1995, the amount of risk-based capital that may be required to be maintained by the institution for recourse assets cannot be greater than the total of the recourse liability. Thus, whenever the above method of calculating risk-based assets including assets sold with recourse would result in a capital charge greater than the institution's maximum recourse liability, the institution's risk-based capital requirement will be increased by the institution's maximum recourse liability. Moreover, qualified savings associations may include in their risk-weighted assets, for the purpose of capital standards and other capital measures, only the amount of retained recourse of small business obligation transfers multiplied by the appropriate risk weight percentage. The regulation sets reserve requirements and aggregate limits for recourse held under the modified treatment. Only well-capitalized institutions and adequately capitalized institutions with OTS permission may use this reduced capital treatment.

  The four risk-weight categories include zero percent for cash and government securities, 20% for certain high-quality investments, 50% for certain qualifying one-to-four family and multifamily mortgage loans and 100% for assets (including past-due loans and real estate owned) that do not qualify for preferential risk-weighting. At June 30, 1996, the Association's risk-based capital ratio was 12.74%, and accordingly the Association exceeded all three of the industry minimum capital requirements.

PROMPT CORRECTIVE ACTION REQUIREMENTS

  FDICIA required the OTS to implement a system of regulatory sanctions against institutions that are not adequately capitalized, with the sanctions growing more severe the lower the institution's capital. The OTS was required to and has established specific capital ratios for five separate capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." An institution that is undercapitalized or lower must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized, and the plan can be accepted only if the institution's performance under the plan is guaranteed, up to a maximum of 5% of the institution's assets, by every company that controls the institution. An institution that is undercapitalized is also subject to mandatory stringent limits on expansion and on the ability to make capital distributions, and is prohibited from accepting, renewing or rolling over brokered deposits and certain benefit plan deposits. In addition, an undercapitalized institution is subject to numerous other restrictions which the OTS may impose in its discretion, including restrictions on transactions with affiliates and interest rates, and to the ability of the OTS to order a sale of the institution, the replacement of directors and management, and the appointment of a conservator or receiver.

  Under the OTS regulations implementing FDICIA, an institution is treated as well capitalized if its risk-based capital ratio is at least 10.0%, its ratio of core capital to risk-weighted assets (the "Tier 1 risk-based capital ratio") is at least 6.0%, its leverage ratio is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. An institution will be adequately capitalized if its risk-based capital ratio is at least 8.0%, its Tier 1 risk-based capital ratio is at least 4.0%, and its core capital ratio is at least 4.0% (3.0% if the institution receives the highest rating on the CAMEL financial institutions rating system). An institution whose capital does not meet the amounts required in order to be adequately capitalized will be treated as undercapitalized. If an undercapitalized institution's capital ratios are less than 6.0%, 3.0%, or 3.0% respectively, it will be treated as significantly undercapitalized. Finally, an institution will be treated as critically undercapitalized if its ratio of "tangible equity" (core capital plus cumulative preferred stock minus intangible assets other than supervisory goodwill and purchased mortgage servicing rights) to adjusted total assets is equal to or less than 2.0%. At June 30, 1996, the Association had a risk-based capital ratio of 12.74%, a Tier 1 risk-based capital ratio of 11.53%, and a core capital ratio of 7.67%, which qualified the Association for the well-capitalized category. The Association's capital category under the prompt corrective action system may not be an accurate representation of the Association's overall financial condition or prospects.

SAVINGS AND LOAN HOLDING COMPANY REGULATION

  Activities of the Company. As a savings and loan holding company, the Company must file periodic reports with the OTS, and is subject to OTS examination. As a savings and loan holding company that controls only one savings association, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Association continues to be a QTL. See "Regulation-- Activities Restrictions--QTL Test" for a discussion of the QTL requirements. If the Association ceases to be a QTL, or if the Company were to acquire another savings association and hold such association as a subsidiary separate from the Association, the Company would be subject to extensive restrictions on the types of business activities in which it could engage. Such restrictions would limit the Company to specified finance-, real estate- and insurance-related activities.

  The Home Owners' Loan Act ("HOLA") prohibits a savings and loan holding company such as the Company, directly or indirectly, or through one or more subsidiaries, from (a) acquiring control of another savings institution or savings and loan holding company without prior written approval of the OTS;
(b) acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings institution or a non-subsidiary savings and loan holding company; or (c) acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies such as the Company to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

  Affiliate and Insider Transactions. The ability of the Company and its non-depository subsidiaries to deal with the Association is limited by the affiliate transaction rules, including Sections 23A and 23B of the Federal Reserve Act which also govern BIF-insured banks. With very limited exceptions, these rules require that all transactions between the Association and an affiliate must be on arms' length terms. The term "affiliate" covers any company that controls or is under common control with the Association, but does not include individuals and generally does not include the Association's subsidiaries.

  Under Section 23A and section 11 of HOLA, specific restrictions apply to transactions in which the Association provides funding to its affiliates: the Association may not purchase the securities of an affiliate, make a loan to any affiliate that is engaged in activities not permissible for a bank holding company, or acquire from an affiliate any asset that has been classified, a nonaccrual loan, a restructured loan, or a loan that is more than 30 days past due. As to affiliates engaged in bank holding company-permissible activities, the aggregate of (a) loans, guarantees, and letters of credit provided by the savings bank for the benefit of any one affiliate, and (b) purchases of assets by the savings bank from the affiliate, may not exceed 10% of the savings bank's capital stock and surplus (20% for the aggregate of permissible transactions with all affiliates). All loans to affiliates must be secured by collateral equal to at least 100% of the amount of the loan (130% if the collateral consists of equity securities, leases or real property).

  Loans by the Association to its directors, executive officers, and 10% shareholders of the Association, the Company, or the Company's subsidiaries (collectively, "insiders"), or to a corporation or partnership that is at least 10% owned by an insider (a "related interest") are subject to limits separate from the affiliate transaction rules. All loans to insiders and their related interests must be underwritten and made on non-preferential terms; loans in excess of $500,000 must be approved in advance by the Association's Board of Directors; and the Association's total of such loans may not exceed 100% of the Association's capital. Loans by the Association to its executive officers are subject to additional limits which are even more stringent.

  Limits on Change of Control. Subject to certain limited exceptions, control of the Association or the Company may only be obtained with the approval (or in the case of an acquisition of control by an individual, the nondisapproval) of the OTS, after a public comment and application review process. Under OTS regulations defining "control," a rebuttable presumption of control arises if an acquiring party acquires more than 10% of any class of the Association or the Company (or more than 25% of any class of stock, whether voting or non-voting) and is subject to any "control factors" as defined in the regulation. Control is conclusively deemed to exist if an acquirer holds more than 25% of any class of voting stock of the Association or the Company, or has the power to control in any manner the election of a majority of directors.

  In addition, federal regulations governing conversions of mutual savings institutions to the stock form of organization generally require an acquiror to obtain prior OTS approval in order to acquire, or offer to acquire, directly or indirectly, more than 10% of any equity security of a savings institution within three years of the savings institution's conversion to stock form. Because the Association converted from the mutual to the stock form on December 30, 1993, this limitation will apply until December 30, 1996 to acquisitions or offers to acquire, directly or indirectly, more than 10% of the stock of the Association.

  Payment of Dividends and Other Capital Distributions by Association. The payment of dividends, stock repurchases, and other capital distributions by the Association to the Company is subject to regulation by the OTS. Currently, 30 days prior notice to the OTS of any capital distribution is required. The OTS has promulgated a regulation that measures a savings institution's ability to make a capital distribution according to the institution's capital position. The rule establishes "safe-harbor" amounts of capital distributions that institutions can make after providing notice to the OTS, but without needing prior approval. Institutions can distribute amounts in excess of the safe harbor only with the prior approval of the OTS.

  For institutions such as the Association that meet their fully phased-in capital requirements (the requirements that apply now that the phase-out of supervisory goodwill and investments in certain subsidiaries from capital is complete), the safe harbor amount is the greater of (a) 75% of net income for the prior four quarters, or (b) the sum of (1) the current year's net income and (2) the amount that causes the excess of the institution's total capital-to-risk-weighted assets ratio over 8% to be only one-half of such excess at the beginning of the current year. For institutions that meet their current capital requirements but do not meet their fully phased-in requirements, the safe harbor distribution is 75% of net income for the prior four quarters. Savings institutions that do not meet their current capital requirements may not make any capital distributions, with the exception of repurchases or redemptions of the institution's shares that are made in connection with the issuance of additional shares and that will improve the institution's financial condition. The OTS has proposed an amendment to its capital distribution regulation to conform to its prompt corrective action regulations by replacing the current "tiered" approach summarized above with one that would allow an institution to make capital distributions that would not result in the institution falling below the prompt corrective action "adequately capitalized" capital category. Under this proposal, an institution would be able to make a capital distribution (i) without notice or application, if the institution is not held by a savings and loan holding company and received a rating of 1 or 2 on the CAMEL regulatory rating scale, (ii) by providing notice to the OTS if, after the capital distribution, the institution would remain at least "adequately capitalized" or (iii) by submitting an application to the OTS.

  The OTS retains the authority to prohibit any capital distribution otherwise authorized under its regulations if the OTS determines that the distribution would constitute an unsafe or unsound practice.

  In connection with a conversion from mutual to stock form, a savings institution is required to establish a liquidation account in an amount equal to the converting institution's net worth as of a practicable date prior to the conversion. The liquidation account is maintained for the benefit of certain eligible accountholders maintaining accounts at or prior to the date of conversion. In the event of a complete liquidation of the converted savings institution (and only in such event), each such accountholder is entitled to receive a distribution from the liquidation account equal to the then current adjusted balance of the holder's savings accounts with the savings institution.

  Additionally, as of June 30, 1996, the Association's accumulated tax reserves for losses on qualifying real property loans exceeded the reserve that could have been accumulated under the experience method, and as a result any distribution by the Association to the Company that exceeds the Association's current or accumulated earnings and profits as calculated for federal income tax purposes would be treated as a distribution of the excess bad debt reserve and would be subject to recapture taxes of up to 51%. See "Business--Federal Taxation" regarding recently enacted changes relating to bad debt reserve recapture. The Association does not intend to make distributions to stockholders that would result in recapture of any portion of its bad debt reserve.

  Enforcement. Whenever the OTS has reasonable cause to believe that the continuation by a savings and loan holding company of any activity or of ownership or control of any non FDIC-insured subsidiary constitutes a serious risk to the financial safety, soundness, or stability of a savings and loan holding company's subsidiary savings institution and is inconsistent with the sound operation of the savings institution, the OTS may order the holding company, after notice and opportunity for a hearing, to terminate such activities or to divest such noninsured subsidiary. FIRREA also empowers the OTS, in such a situation, to issue a directive without any notice or opportunity for a hearing, which directive may (i) limit the payment of dividends by the savings institution, (ii) limit transactions between the savings institution and its holding company or its affiliates, and (iii) limit any activity of the association that creates a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

  In addition, FIRREA includes savings and loan holding companies within the category of person designated as "institution-affiliated parties." An institution-affiliated party may be subject to significant penalties and/or loss of voting rights in the event such party took any action for or toward causing, bringing about, participating in, counseling, or aiding and abetting a violation of law or unsafe or unsound practice by a savings institution.

  Notification of New Officers and Directors. A savings and loan holding company that has undergone a change in control in the preceding two years, is subject to a supervisory agreement with the OTS, or is deemed to be in "troubled condition" by the OTS, must give the OTS 30 days' notice of any change to its Board of Directors or its senior executive officers. The OTS must disapprove such change if the competence, experience or integrity of the affected individual indicates that it would not be in the best interests of the public to permit his appointment.

CLASSIFICATION OF ASSETS

  Savings institutions are required to classify their assets on a regular basis, to establish appropriate allowances for losses and report the results of such classification quarterly to the OTS. A savings institution is also required to set aside adequate valuation allowances to the extent that an affiliate possesses assets posing a risk to the institution, and to establish liabilities for off-balance sheet items, such as letters of credit, when loss becomes probable and estimable. The OTS has the authority to review the institution's classification of its assets and to determine whether and to what extent (a) additional assets must be classified, and (b) the institution's valuation allowances must be increased.

  Troubled assets are classified into one of three categories as follows:

    Substandard Assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Prudent general valuation allowances are required to be established for such assets.

    Doubtful Assets. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Prudent general valuation allowances are required to be established for such assets.

    Loss Assets. Assets classified as "Loss" are those considered
  "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. 100% of the amount classified as Loss must be charged off, or a specific allowance of 100% of the amount classified as Loss must be established.

  General valuation allowances for loan and lease losses are included within regulatory capital for certain purposes and up to certain limits, while specific allowances and other general allowances are not included at all.

  The OTS and the other federal banking agencies have adopted a statement of policy regarding the appropriate levels of general valuation allowances for loan and lease losses that institutions should maintain. Under the policy statement, examiners will generally accept management's evaluation of adequacy of general valuation allowances for loans and lease losses if the institution has maintained effective systems and controls for identifying and addressing asset quality problems, analyzed in a reasonable manner all significant factors that affect the collectibility of the portfolio, and established an acceptable process for evaluating the adequacy of general valuation allowances. However, the policy statement also provides that OTS examiners will review management's analysis more closely if general valuation allowances for loan and lease losses do not equal at least the sum of (a) 15% of assets classified as Substandard, (b) 50% of assets classified as Doubtful, and (c) for the portfolio of unclassified loans and leases, an estimate of credit losses over the upcoming twelve months based on the institution's average rate of net charge-offs over the previous two or three years on similar loans, adjusted for current trends and conditions.

COMMUNITY REINVESTMENT ACT

  The Community Reinvestment Act ("CRA") requires each savings institution, as well as other lenders, to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within such communities. The CRA also requires the OTS to assess the performance of the institution in meeting the credit needs of its community and to take such assessment into consideration in reviewing applications for mergers, acquisitions, and other transactions. An unsatisfactory CRA rating may be the basis for denying such an application.

  In connection with its assessment of CRA performance, the OTS assigns a rating of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance." Based on an examination conducted during 1994, the Association was rated outstanding.

  The OTS and the other federal banking agencies adopted substantive amendments to their CRA regulations on May 4, 1995, effective July 1, 1995. Evaluation under the amended regulations becomes mandatory on July 1, 1997, while related data collection and reporting requirements are effective on January 1, 1996 and January 1, 1997, respectively. The regulations replace the current assessment system, which is based on the adequacy of the processes that an institution has established to comply with the CRA, with a new system based on the institution's performance in making loans and investments and maintaining branches in low- and moderate-income areas within the communities that it serves.

FEDERAL HOME LOAN BANK SYSTEM

  The Federal Home Loan Banks provide a credit facility for member institutions. As a member of the FHLB of San Francisco, the Association is required to own capital stock in the FHLB of San Francisco in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential loans, residential purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were residential mortgage loans, or 5% of its advances from the FHLB of San Francisco. At June 30, 1996 the Association was in compliance with this requirement. Furthermore, FHLB advances must be collateralized with certain types of assets. Accordingly, the Association has pledged certain loans to the FHLB of San Francisco as collateral for its advances.

REQUIRED LIQUIDITY

  OTS regulations require savings institutions to maintain, for each calendar month, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances and specified United States government, state and federal agency obligations) equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. The OTS may change this liquidity requirement from time to time to an amount within a range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of member institutions, and may exclude from the definition of liquid assets any item other than cash and the balances maintained in satisfaction of FRB reserve requirements, described below.

  OTS regulations also require each member institution to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawal accounts plus short-term borrowings during the preceding calendar month. Monetary penalties may be imposed for failure to meet liquidity ratio requirements. The Association's average liquidity and average short-term liquidity ratios exceeded the applicable requirements at all times during fiscal 1996.

FEDERAL RESERVE SYSTEM

  The FRB requires savings institutions to maintain reserves against certain of their transaction accounts (primarily deposit accounts that may be accessed by writing unlimited checks). For the calculation period including June 30, 1996, the Association was not required to maintain reserves and was in compliance with this requirement. The balances maintained to meet the reserve requirements imposed by the FRB do not earn interest but may be used to satisfy the Association's liquidity requirements discussed above.

  As a creditor and a financial institution, the Association is subject to certain regulations promulgated by the FRB, including, without limitation, Regulation B (Equal Credit Opportunity Act), Regulation D (Reserves), Regulation E (Electronic Funds Transfers Act), Regulation F (limits on exposure to any one correspondent depository institution), Regulation Z (Truth in Lending Act), Regulation CC (Expedited Funds Availability Act), and Regulation DD (Truth in Savings Act). As creditors of loans secured by real property and as owners of real property, financial institutions, including the Association, may be subject to potential liability under various statutes and regulations applicable to property owners, including statutes and regulations relating to the environmental condition of the property.

ITEM 2. PROPERTIES.

  At June 30, 1996, the Company conducted its business through an administrative office located in Whittier, eight retail full service branch offices and two loan origination centers. The Company believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Company.

                                                             NET BOOK VALUE OF
                                        ORIGINAL                PROPERTY OR
                                          DATE     DATE OF       LEASEHOLD
                            LEASED OR   LEASED OR   LEASE     IMPROVEMENTS AT
  LOCATION                    OWNED     ACQUIRED  EXPIRATION   JUNE 30, 1996
  --------                ------------- --------- ---------- -----------------
7021 Greenleaf Avenue     Owned         7/65       None         $  686,200
 Whittier, CA 90602
 (Administration)
7355 Greenleaf Avenue     Owned         8/18/85    None         $1,215,048
 Whittier, CA 90608
 (Main Office)
15335 Whittier Blvd.      Owned/Bldg    4/1/70     None         $   97,326
 Whittier, CA 90603       Leased/Land              3/31/05
 (Branch)
401 E. Whittier Blvd.     Owned         12/72      None         $  338,403
 La Habra, CA 90631
 (Branch)
220 S. State College      Leased/Bldg/  1/31/92    12/31/02     $  125,822
 Blvd.                    Common Area
 Brea, CA 92821
 (Branch)
1701 N. Euclid Avenue     Owned/Bldg    7/6/76     None         $   96,398
 Fullerton, CA 92835      Leased/Land              11/30/97
 (Branch)
12333 S. La Mirada Blvd.  Owned/Bldg    1/31/92    None         $  218,183
 La Mirada, CA 90638      Leased/Land              7/9/01
 (Branch)
3160 Colima Road          Leased        1/17/92    12/31/99     $  108,752
 Hacienda Heights, CA
 91745
 (Branch)
1921 W. Imperial Hwy.     Leased/Office 12/1/94    11/30/01     $   51,585
 Suite A
 La Habra, CA 90631
 (Branch)
12525 Beverly Blvd.       Owned         2/27/86    None         $  141,519
 Whittier, CA 90601
 (Training Center)
Wardman and Comstock      Leased/Land   1/2/70     Month               --
 Whittier, CA 90602                                to
 (Parking Lot)                                     Month
3103 Colima Road          Leased/Land   3/1/83     2/28/98      $   88,020
 Hacienda Heights, CA     Owned/Bldg               None
 91745
 (Loan Office)
73-555 Alessandro Dr.     Leased/Office 12/15/93   12/14/96     $      807
 Palm Desert, CA 92260
 (Loan Office)

ITEM 3. LEGAL PROCEEDINGS.

  The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No items were submitted to a vote of stockholders during the quarter ended June 30, 1996.

ITEM 4A. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The following table sets forth the names and principal occupations of the directors and executive officers of the Company as of June 30, 1996. On November 15, 1995, Mr. McGill was appointed President of the Company and of the Association, and Mr. Thomas was elected Chairman of the Board of the Company and of the Association. Effective July 1, 1996, Mr. McGill was elected Chief Executive Officer of the Company and of the Association; Mr. Thomas remains Chairman of the Board and a member of the management team.

          NAME                            PRINCIPAL OCCUPATION
 ---------------------- -------------------------------------------------------
 DIRECTORS:
    D. W. Ferguson      Director Emeritus of the Company and of the Association
    J. L. Thomas        Chairman of the Board and Chief Executive Officer of
                         the Company and of the Association
    Frederic R. McGill  President and Chief Operating Officer of the Company
                         and of the Association
    David T. Cannon     D.T. Cannon Associates, a marketing and management
                         consulting firm; retired Western Regional Director for
                         Industrial Relations of Eastman Kodak Company
    Wayne L. Harvey     C.P.A., Managing Partner, Harvey & Parmelee, certified
                         public
                         accountants
    Edward L. Miller    Partner, law firm of Bewley, Lassleben & Miller
    David K. Leichtfuss President, Broadview Mortgage, a mortgage banking company
    Alfred J. Gobar     President and Chairman, AJGA, Inc., an economics
                         consulting firm
 EXECUTIVE OFFICERS(1):
    D. W. Ferguson      Director Emeritus
    J. L. Thomas        Chairman of the Board and Chief Executive Officer
    Frederic R. McGill  President and Chief Operating Officer
    Kathryn M. Hennigan Corporate Secretary and Senior Vice President,
                         Administrative Services
    Harold L. Rams      Senior Vice President, Lending of the Association
    Karen A. Tannheimer Senior Vice President, Loan Service of the Association
    Robert C. Teeling   Senior Vice President, Retail Banking of the
                         Association
    Dwight L. Wilson    Senior Vice President, Treasurer and Chief Financial
                         Officer

- --------
(1) Unless otherwise noted, the indicated principal occupation of the executive officers is with the Company and the Association.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS.

  The Company's common stock is traded on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ-NMS") under the symbol QCBC. At September 19, 1996, the Company had approximately 376 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 3,800,600 outstanding shares of common stock. The following table sets forth for the fiscal quarters indicated the range of high and low bid information per share of the common stock of the Company as reported on the NASDAQ-NMS.

                         FISCAL 1996                     FISCAL 1995
               ------------------------------- --------------------------------
                 4TH     3RD     2ND     1ST     4TH     3RD     2ND      1ST
               QUARTER QUARTER QUARTER QUARTER QUARTER QUARTER QUARTER  QUARTER
               ------- ------- ------- ------- ------- ------- -------  -------
High.......... 14 3/4  14 3/8  14 1/8  14 5/8  12 3/8  10 1/8     10    11 3/4
Low........... 13 5/8  12 1/2  12 3/4  11 1/8   9 7/8   7 5/8     7 1/2  9 7/8

  The Company's ability to pay dividends is limited by certain restrictions generally imposed on Delaware corporations. In general, dividends may be paid only out of a Delaware corporation's surplus, as defined in the Delaware General Corporation Law, or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. "Surplus" is defined for this purpose as the amount by which a corporation's net assets (total assets minus total liabilities) exceed the amount designated by the Board of Directors of the corporation in accordance with Delaware law as the corporation's capital. The Company may pay dividends out of funds legally available therefor at such times as the Board of Directors determines that dividend payments are appropriate, after considering the Company's net income, capital requirements, financial condition, alternate investment options, prevailing economic conditions, industry practices and other factors deemed to be relevant at the time. The Company has not paid dividends in the past and does not presently intend to pay dividends.

  The Company's principal source of income in fiscal 1996 was interest from investments. Dividends from the Association are a potential source of income for the Company. The payment of dividends and other capital distributions by the Association to the Company is subject to regulation by the OTS. Currently, 30 days' prior notice to the OTS is required before any capital distribution is made. The OTS has promulgated a regulation that measures a savings institution's ability to make a capital distribution according to the institution's capital position. The rule establishes "safe-harbor" amounts of capital distributions that institutions can make after providing notice to the OTS, but without needing prior approval. Institutions can distribute amounts in excess of the safe harbor only with the prior approval of the OTS. For institutions such as the Association that meet their fully phased-in capital requirements (the requirements that apply now that the phase-out of supervisory goodwill and investments in certain subsidiaries from capital is complete), the safe harbor amount is the greater of (a) 75% of net income for the prior four quarters, or (b) the sum of (1) the current year's net income and (2) the amount that causes the excess of the institution's total capital-to-risk-weighted assets ratio over 8% to be only one-half of such excess at the beginning of the current year. See "Business--Regulation and Supervision-- Savings and Loan Holding Company Regulation--Payment of Dividends and Other Capital Distributions by Association" regarding proposed amendments to the OTS capital distribution regulation that would allow an institution to make capital distributions that would not result in the institution falling below the prompt corrective action "adequately capitalized" capital category.

  The Association's ability to pay dividends to the Company is also subject to restriction arising from the existence of the liquidation account established upon the conversion of the Association from mutual to stock form in December 1993. The Association is not permitted to pay dividends to the Company if its regulatory capital would be reduced below the amount required for the liquidation account. See "Business--Regulation and Supervision--Savings and Loan Holding Company Regulation--Payment of Dividends and Other Capital Distributions by Association."

  Additionally, as of June 30, 1996, the Association's accumulated tax reserves for losses on qualifying real property loans exceeded the reserve that could have been accumulated under the experience method, and as a result any distribution by the Association to the Company that exceeds the Association's current or accumulated earnings and profits as calculated for federal income tax purposes would be treated as a distribution of the excess bad debt reserve and would be subject to recapture taxes of up to 51%. See "Business--Federal Taxation" regarding recently enacted changes relating to bad debt reserve recapture. The Association does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserve.

ITEM 6. SELECTED FINANCIAL DATA

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES
              SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

                               AT OR FOR THE YEAR ENDED JUNE 30,
                          ------------------------------------------------------
                            1996        1995        1994         1993     1992
                          --------    --------    --------     -------- --------
                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                            AMOUNTS)
SELECTED FINANCIAL DATA:
 Total assets...........  $725,085    $641,173    $512,102     $487,020 $489,698
 Total liabilities......   657,159     574,732     447,464      445,186  450,090
 Loans receivable, net..   607,672     537,478     450,527      413,567  411,773
 Loans receivable held
  for sale..............     2,890       1,666       5,415       12,672   25,176
 Investment
  securities(1).........    37,419      24,048      19,413       19,900   10,981
 Mortgage-backed
  securities(2).........    41,175      39,993      14,709       13,573   14,025
 Deposits...............   512,517     481,158     423,960      436,340  379,012
 Federal Home Loan Bank
  (FHLB) advances.......   135,300      63,950      13,000        2,000   60,000
 Securities sold under
  agreements to
  repurchase............       300      22,873       7,019          --       --
 Stockholders' equity...    67,926      66,441      64,638       41,834   39,608
SELECTED OPERATING DATA:
 Interest income........  $ 52,646    $ 41,042    $ 35,286     $ 40,660 $ 38,410
 Interest expense.......    31,151      23,503      17,456       20,483   21,723
                          --------    --------    --------     -------- --------
   Net interest income
    before provision for
    loan losses.........    21,495      17,539      17,830       20,177   16,687
 Provision for loan
  losses................     2,103         998      10,200        3,657      304
                          --------    --------    --------     -------- --------
   Net interest income
    after provision for
    loan losses.........    19,392      16,541       7,630       16,520   16,383
                          --------    --------    --------     -------- --------
 Other income:
   Loan servicing
    charges and fees....     1,629       1,490       1,675        1,035    1,543
   Gain (loss) on sale
    of loans held for
    sale................       175          86         511          502     (298)
   Commissions..........       606         420         481          331      339
   Other................        79          84         189          166       11
                          --------    --------    --------     -------- --------
     Total other income.     2,489       2,080       2,856        2,034    1,595
                          --------    --------    --------     -------- --------
 Other expense:
   Compensation and
    employee benefits...     7,565       7,371       6,411        5,808    4,716
   Occupancy, net.......     1,970       1,894       1,833        1,818    1,409
   Federal Deposit
    Insurance premiums..     1,254       1,115       1,101          928      820
   Other general and
    administrative
    expense.............     3,991       3,704       3,677        4,180    3,819
                          --------    --------    --------     -------- --------
   Total general and
    administrative
    expense.............    14,780      14,084      13,022       12,734   10,764
                          --------    --------    --------     -------- --------
   Real estate
    operations, net.....       656         646       1,105        1,933       87
   Amortization of core
    deposit intangible..       303         303         303          267       38
                          --------    --------    --------     -------- --------
     Total other
      expense...........    15,739      15,033      14,430       14,934   10,889
                          --------    --------    --------     -------- --------
 Earnings (loss) before
  income taxes..........     6,142       3,588      (3,944)       3,620    7,089
 Income taxes
  (benefit).............     2,573       1,267      (1,613)       1,394    3,055
                          --------    --------    --------     -------- --------
 Net earnings (loss)....  $  3,569    $  2,321    $ (2,331)    $  2,226 $  4,034
                          ========    ========    ========     ======== ========
 Net earnings (loss)
  per share.............  $   0.92(3) $   0.60(3) $  (0.66)(4)      N/A      N/A
                          ========    ========    ========     ======== ========

- -------
(1) Includes $150,000, $470,000, $10,508,000 and $5,560,000 of investment securities available for sale at June 30, 1995, 1994, 1993 and 1992, respectively. No investment securities were available for sale at June 30, 1996.
(2) Includes $5,997,000 and $6,660,000 of mortgage-backed securities available for sale at June 30, 1994 and 1993, respectively. No mortgage-backed securities were available for sale in 1996, 1995 or 1992.
(3) Earnings per share in 1996 and 1995 were calculated based on weighted average shares outstanding of 3,871,209 and 3,850,176, respectively.
(4) Earnings per share data has been calculated based on the Company's net loss of $2,745,000 for the period December 30, 1993 through June 30, 1994 and 4,140,000 shares of common stock of the Company outstanding; the Company completed its initial public stock offering and commenced operations on December 30, 1993.

                                         AT OR FOR THE YEAR ENDED JUNE 30,
                                     -----------------------------------------
                                      1996    1995    1994     1993      1992
                                     ------  ------  ------   ------    ------
SELECTED FINANCIAL RATIOS AND OTHER
 DATA:
PERFORMANCE RATIOS:
  Return on average assets..........   0.53%   0.39%  (0.46)%   0.45%     0.97%
  Return on average equity..........   5.25    3.53   (4.13)    5.38     10.85
  Average equity to average assets..  10.04   11.18   11.24     8.32      8.99
  Equity to total assets............   9.37   10.36   12.62     8.59      8.09
  Interest rate spread during the
   period(1)........................   2.68    2.56    3.20     3.67      3.67
  Net interest margin(2)............   3.24    3.07    3.66     4.06      4.18
  Average interest-earning assets to
   average interest-bearing
   liabilities...................... 111.47  112.31  113.02   109.17    109.45
  General and administrative expense
   to average assets................   2.18    2.39    2.59     2.56      2.60
  Other expense to average assets...   2.32    2.55    2.87     3.00      2.63
  Dividend pay-out ratio............    --      --      --       N/A       N/A
REGULATORY CAPITAL RATIOS:
  Tangible capital..................   7.67    8.11    9.88     8.25      7.84
  Core capital......................   7.67    8.11    9.88     8.25      7.84
  Risk-based capital................  12.74   14.07   16.09    14.24     13.02
ASSET QUALITY RATIOS:
  Non-performing loans as a
   percentage of total
   loans(3).........................   2.00    2.67    4.22     2.41(5)   0.52
  Non-performing assets as a
   percentage of total assets(4)....   2.06    2.64    4.33     2.65(5)   0.70
  Allowance for loan losses as a
   percentage of total loans........   1.25    2.17    2.88     1.17      0.36
  Allowance for loan losses as a
   percentage of non-performing
   loans............................  62.64   81.51   68.30    48.39     68.78
  Allowance for losses as a
   percentage of total
   non-performing assets(6).........  53.60   72.68   62.18    39.94     48.71
NUMBER OF:
  Deposit accounts.................. 37,628  38,000  35,298   37,337    34,284
  Mortgage loans in portfolio.......  4,485   4,185   3,685    3,767     3,966
  Mortgage loans serviced for
   others...........................  1,710   1,661   1,919    2,022     2,183
  Total full-service customer
   facilities(7)....................      8       8       7        7         8

- --------
(1) The interest rate spread represents the difference between the weighted-average rate on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(2) The net interest margin represents net interest income as a percentage of average interest-earning assets.
(3) Non-performing loans consist of non-accrual and troubled debt restructured loans. Total loans include loans held for sale.
(4) Non-performing assets consist of non-performing loans and REO.
(5) The non-accrual loan policy was changed in October, 1992 from ninety to sixty days.
(6) Allowance for losses includes valuation allowances on loans and REO.
(7) The Association also conducts business from two loan origination centers which are not full-service customer facilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  For the year ended June 30, 1996, the Company reported net earnings of $3.6 million, $0.92 per share. This compares to net earnings of $2.3 million, $0.60 per share for the year ended June 30, 1995. The Company had total consolidated assets of $725.1 million, total deposits of $512.5 million and stockholders' equity of $67.9 million, representing 9.37% of total assets. This compares to total consolidated assets of $641.2 million, total deposits of $481.2 and stockholders' equity of $66.4 million at June 30, 1995. This represents a 13.09% increase in assets during the 1996 fiscal year.

  The Southern California economy and real estate markets in the Association's primary lending area continued to remain weak during 1996, however, the Association's level of non-performing assets declined from June 30, 1995. The Association currently includes nonaccruing loans, troubled debt restructured loans and REO in determining its level of non-performing assets. At June 30, 1996, the Company reported $14.9 million in non-performing assets in the Association's portfolio compared to $16.9 million and $22.2 million at June 30, 1995 and 1994, respectively. The Association recorded provisions for loan losses of $2.1 million for the year ended June 30, 1996 compared to $998,000 and $10.2 million for the years ended June 30, 1995 and 1994, respectively. See "Business--Allowances for Loan and Real Estate Losses" and "--Results of Operations--Provision for Loan Losses," below.

PROBLEM ASSETS

  Even though non-performing assets declined during the year, recognition, control, and disposition of problem assets (non-performing loans and REO) continues to be a primary objective of the Association. The Association's ratio of non-performing loans to total loans was 2.00%, 2.67%, and 4.22% at June 30, 1996, 1995, and 1994, respectively. The Association attributes the decrease in its non-performing loans primarily to the disposition of real estate acquired through foreclosure including some real estate properties damaged in the Northridge earthquake in January 1994. However, the Association's primary lending area, Southern California, continues to experience weak real estate values that may cause an increase in nonperforming assets and a corresponding increase in provisions for loan losses in the future.

RESULTS OF OPERATIONS

  General. The Company reported net earnings of $3.6 million for the year ended June 30, 1996, compared to net earnings of $2.3 million for the year ended June 30, 1995 and a net loss of $2.3 million for the year ended June 30, 1994. The increase in earnings for fiscal 1996 was primarily attributable to an increase in net interest income before provision for loan losses. The increase in earnings in fiscal 1995 over 1994 was primarily due to a reduction in provision for loan losses of $9.2 million in 1995 from the amount recorded in 1994.

  Interest Income. Interest income was $52.6 million, $41.0 million and $35.3 million for the years ended June 30, 1996, 1995, and 1994, respectively. The $11.6 million increase in interest income in 1996 compared to 1995 resulted from an increase in the average balance of interest-earning assets of $90.9 million and an increase in the average yield on interest-earning assets of 0.77% to 7.94%. The $5.8 million increase in interest income in 1995 compared to 1994 resulted from an increase in the average balance of interest-earning assets of $85.3 million, partially offset by a decrease in the average yield on interest-earning assets of 0.08% to 7.18%.

  Interest Expense. Interest expense was $31.2 million, $23.5 million, and $17.5 million for the years ended June 30, 1996, 1995 and 1994, respectively. The $7.7 million increase in 1996 compared to 1995 resulted from an increase in the average balance of interest bearing liabilities of $83.1 million and an increase in the average cost on interest-bearing liabilities of 0.65% to 5.26%. The $6.0 million increase in 1995 compared to 1994 resulted from an increase in the average balance of interest-bearing liabilities of $78.7 million, as well as an increase in the average cost on interest-bearing liabilities of 0.56% to 4.61%. The increase in the average rate paid on interest-bearing liabilities in fiscal 1996 and 1995 resulted primarily from increasing market rates during the period.

  Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses was $21.5 million, $17.5 million, and $17.8 million for the years ended June 30, 1996, 1995, and 1994, respectively. The increase in 1996 compared to 1995 was primarily a result of the net interest margin increasing to 3.24% from 3.07% during the year. Net interest income before provision for loan losses remained relatively unchanged in 1995 as compared to 1994. Although there was a decline in net interest margin in 1995 as compared to 1994 this was offset by asset growth.

  Provision for Loan Losses. During 1996, 1995, and 1994 the Association established $2.1 million, $998,000, and $10.2 million, respectively, of provisions for losses on loans. Management believes the increase of $1.1 million in 1996 compared to 1995 was necessary in order to replenish the allowance for loan losses to a level that management believes to be adequate following increased charge-offs during 1996 compared to 1995 and 1994. The decrease of $9.2 million in 1995 compared to 1994 was primarily a result of the reduction in nonperforming assets. Non-performing loans decreased
$5.1 million to $14.9 million during fiscal 1995. In 1994, the Association was only beginning to acquire title or resolve properties damaged in the January 1994 Northridge earthquake. As of the end of fiscal 1995, the Association had either acquired title to all of the earthquake affected properties or entered into workout agreements allowing the owners of the remaining damaged property to make partial payments. The $10.2 million provision for loan losses in 1994 reflected management's assessment of the loan portfolio in consideration of various factors, including the trends in the Association's nonperforming assets during that time, continued declines in the Southern California economy and the real estate markets in the Association's primary lending area, the Northridge earthquake and the regulatory environment. Management considers the level of non-performing assets, the regional economic conditions and relevant real estate values and other factors when assessing the adequacy of the allowance for loan loss. The Southern California economy and real estate markets in the Association's primary lending area remained weak during 1996 although management considers the level of allowance for loan losses at June 30, 1996 to be adequate. There can be no assurance that the Association will not have to establish additional loss provisions in the future.

  Other Income. Other income increased by $409,000, or 19.66%, in 1996 to $2.5 million as compared to 1995. Fee income for deposits and loans serviced increased due to a larger loan and deposit base. In addition, commissions from the sale on noninsured deposit products increased due to improved sales volumes. Other income declined by $776,000, or 27.17%, in 1995 to $2.1 million as compared to 1994 primarily as a result of a reduced volume of loans originated and sold.

  Other Expense. Other expense increased $706,000, or 4.70%, from $15.0 million in 1995 to $15.7 million in 1996. Compensation and employee benefits increased $194,000 or 2.63% in 1996 as compared to 1995 due to increases in salaries and accounting for the ESOP plan. FDIC insurance increased $139,000 in 1996 compared to the previous year due to an increase in the deposit balances that the insurance premium is based upon. Other general and administrative expense increased $287,000 primarily relating to data processing due to the Association converting to new deposit software and hardware, and increased consulting costs relating to these changes.

  The following is a summary of other general and administrative expenses for the fiscal years ended:

                                                                 JUNE 30,
                                                           --------------------
                                                            1996   1995   1994
                                                           ------ ------ ------
                                                              (IN THOUSANDS)
      Professional fees................................... $  219 $  215 $  421
      Data processing.....................................    641    561    591
      Advertising and promotional.........................    513    464    396
      Bank service charges................................    380    375    349
      Miscellaneous loan expenses.........................    630    660    449
      Consulting fees.....................................    350    250    252
      Other...............................................  1,258  1,179  1,219
                                                           ------ ------ ------
                                                           $3,991 $3,704 $3,677
                                                           ====== ====== ======

  Income Taxes (Benefit). Income taxes increased by $1.3 million from $1.3 million in 1995 to $2.6 million in 1996. Income taxes increased by $2.9 million from a $1.6 million benefit in 1994 to a $1.3 million expense in 1995. The increases are due to the increase in earnings before income taxes.

FINANCIAL CONDITION

  The Company's consolidated assets totaled $725.1 million at June 30, 1996, compared to $641.2 million at June 30, 1995. Stockholders' equity totaled $67.9 million at June 30, 1996, compared to $66.4 million June 30, 1995. The increase in assets is primarily attributable to the implementation of the Company's growth strategies funded by deposit promotions and FHLB advances.

  Loans and MBS (including assets held or available for sale) increased to $651.7 million at June 30, 1996, from $579.1 million at June 30, 1995. Loans originated and purchased for investment increased slightly to $121.2 million for the year ended June 30, 1996 compared to $118.8 million for the same period the previous year.

  At June 30, 1996, the Association's multifamily loan portfolio totaled $259.0 million, or 41.45% of total loans. Of the Association's $6.2 million of charge-offs in fiscal 1996, $4.4 million, or 70.71%, were for multifamily loans. See "Business--Allowances for Loan and Real Estate Losses." Multifamily loans are generally considered to involve a higher degree of credit risk and to be more vulnerable to deteriorating economic conditions than one- to four-family residential mortgage loans. These loans typically involve higher loan principal amounts and the repayment of such loans generally depend on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. Recessionary economic conditions of the type that have prevailed in the Company's primary lending market area tend to result in higher vacancy and reduced rental rates and net operating incomes from multifamily residential properties.

  Loan sales increased to $27.7 million for the year ended June 30, 1996, compared to $10.3 million for the same period ended June 30, 1995. The increase in loan sales is primarily a result of an increase in funding of fixed-rate loans that were generally held for sale during this period. Loans serviced for others increased slightly to $212.6 million at June 30, 1996 from $204.7 million at June 30, 1995 primarily due to the increase in fixed rate loans sold with servicing retained.

CAPITAL RESOURCES AND LIQUIDITY

 Regulatory Capital Requirements

  FIRREA and implementing OTS capital regulations require the Association to maintain certain minimum tangible, core and risk-based regulatory capital levels.

  The following table summarizes the regulatory capital requirements for the Association at June 30, 1996. As indicated in the table, the Association's capital levels exceed all three of the currently applicable minimum capital requirements.

                                                   JUNE 30, 1996
                                      -----------------------------------------
                                        TANGIBLE                   RISK-BASED
                                        CAPITAL     CORE CAPITAL     CAPITAL
                                      ------------  ------------  -------------
                                      BALANCE  %    BALANCE  %    BALANCE   %
                                      ------- ----  ------- ----  ------- -----
                                              (DOLLARS IN THOUSANDS)
Regulatory capital................... $54,650 7.67% $54,650 7.67% $60,367 12.74%
Required minimum.....................  10,681 1.50   21,362 3.00   37,919  8.00
                                      ------- ----  ------- ----  ------- -----
Excess capital....................... $43,969 6.17% $33,288 4.67% $22,448  4.74%
                                      ======= ====  ======= ====  ======= =====

  In addition, FDICIA required the OTS to implement a system of regulatory sanctions against institutions that are not adequately capitalized, with the sanctions growing more severe the lower the institution's capital. Under FDICIA, the OTS issued regulations establishing five separate capital categories: "well capitalized," "adequately capitalized,", "undercapitalized," "significantly undercapitalized" and "critically undercapitalized," differentiated by core capital ratio, level of core capital to risk-weighted assets and risk-based capital ratio. See "Business--Regulation and Supervision--Prompt Corrective Action Requirements."

  An institution is treated as well capitalized if its core capital ratio is at least 5%, its ratio of core capital to risk-weighted assets is at least 6% and its risk-based capital ratio is at least 10%. The following table summarizes the capital ratios of the well capitalized category and the Association's regulatory capital at June 30, 1996 as compared to such ratios. As indicated in the table, the Association's capital levels exceeded the three minimum capital ratios of the well capitalized category.

                                                 JUNE 30, 1996
                                   --------------------------------------------
                                                  CORE CAPITAL
                                                    TO RISK-          RISK-
                                   CORE CAPITAL  WEIGHTED ASSETS  BASED CAPITAL
                                   ------------  ---------------  -------------
                                   BALANCE  %    BALANCE    %     BALANCE   %
                                   ------- ----  ---------------  ------- -----
                                             (DOLLARS IN THOUSANDS)
Regulatory capital................ $54,650 7.67% $ 54,650  11.53% $60,367 12.74%
Well capitalized requirement......  35,604 5.00    42,724   6.00   47,399 10.00
                                   ------- ----  -------- ------  ------- -----
Excess capital.................... $19,046 2.67% $ 11,926   5.53% $12,968  2.74%
                                   ======= ====  ======== ======  ======= =====

  During the third quarter of fiscal year 1996, the Company received approval to repurchase in the open market up to 5% of the Company's outstanding stock or 197,000 shares. At June 30, 1996, a total of 164,000 shares had been repurchased at prices ranging from $12.90 to $14.60 per share. For the year ended December 31, 1995, 206,400 shares had been repurchased under a previous repurchase plan. The Company may resume repurchasing shares shortly and complete the repurchase over the next several months. The increase in the Company's book value per share reflects both the Company's earnings and the reduced number of shares outstanding resulting from the stock repurchase program.

 Sources of Funds and Liquidity

  The Association's primary sources of funds are deposits, principal and interest payments on loans, proceeds from the sale of loans and advances from the FHLB. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions, and competition. Although competition for deposits in the Southern California area is substantial, the Association experienced an increase in deposits. The Association also has other potential sources of liquidity, such as securities sold under agreements to repurchase and liquidating existing short-term assets.

  The Association has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5%. The Association's average liquidity ratios were 5.37%, 5.13% and 5.15% at June 30, 1996, 1995 and 1994, respectively. Management currently attempts to maintain a liquidity ratio as close to the minimum as possible. Liquidity levels reflect management's strategy to invest excess liquidity in higher yielding interest-earning assets such as loans.

  The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows from operating activities consisted primarily of cash flows from the sale of loans held for sale which totaled $27.7 million, $10.3 million, and $54.9 million for fiscal 1996, 1995, and 1994, respectively. The Association originated loans for sale of $28.9 million, $12.2 million, and $47.6 million during fiscal years 1996, 1995, and 1994, respectively. Net cash used by investing activities consisted primarily of loan originations and investment purchases, offset by principal collections on loans and proceeds from principal reductions on MBS and maturities of other investment securities. Loans originated and purchased for investment were $121.2 million, $118.8 million, and $112.2 million for fiscal 1996, 1995, and 1994, respectively. Proceeds from maturities and principal payments of investment securities and sales of MBS available for sale were $33.4 million, $12.0 million, and $11.0 million for fiscal years ended 1996, 1995, and 1994, respectively. Net cash used by financing activities consisting primarily of net activity in deposit accounts and proceeds from funding and repayments of FHLB advances. The net change in deposits was an increase of $31.4 million for fiscal 1996, an increase of $57.2 million for fiscal 1995, and a decrease of $12.4 million for fiscal 1994. The net proceeds from FHLB advances were $71.4 million, $51.0 million, and $11.0 million for fiscal 1996, 1995, and 1994, respectively.

  The major variances in the statements of cash flows for fiscal 1996, 1995, and 1994 included in this report can be explained largely by the change in the Association's liquidity management activities. See "Financial Statements and Supplementary Data." Due to the Association's growth strategies in fiscal 1996 and 1995, the Association's use of FHLB advances increased. In fiscal 1994, the Association's use of FHLB advances increased due to a decrease in deposits. At June 30, 1996, the Association had $135.3 million in advances outstanding from the FHLB. During fiscal 1996, the maximum amount of FHLB advances that the Association had outstanding at any month-end was $135.3 million. Management anticipates increased borrowing from the FHLB in fiscal 1997. See "Business--Sources and Funds--Borrowings."

  Liquidity levels were maintained in fiscal 1996 with a higher level of reliance on short-term borrowings. The Association's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At June 30, 1996, cash and short-term investments totaled $13.6 million.

  At June 30, 1996, the Association had outstanding commitments to originate loans of $26.7 million. The Association anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from June 30, 1996, totaled $322.6 million. While management anticipates that there may be some outflow of these deposits upon maturity, due to the current competitive rate environment, these are not expected to have a material impact on the long-term liquidity position of the Association.

  Other sources of capital and liquidity for the Company include distributions from the Association and borrowings, such as repurchase transactions. Dividends and other capital distributions from the Association are subject to regulatory restrictions. See "Business--Regulation and Supervision--Savings and Loan Holding Company Regulation--Payment of Dividends and Other Capital Distributions by Association" and "Market for the Registrant's Common Equity and Related Stockholder Matters."

ASSET/LIABILITY MANAGEMENT

  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest-rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest-rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. During a period of falling interest rates therefore, the net earnings of an institution with a positive gap theoretically may be adversely affected due to its interest-earning assets repricing to a greater extent than its interest-bearing liabilities. Conversely, during a period of rising interest rates, theoretically, the net earnings of an institution with a positive gap position may increase as it is able to invest in higher yielding interest-earning assets at a more rapid rate than its interest-bearing liabilities reprice. In addition, a positive gap may not protect an institution with a large portfolio of ARM loans from increases in interest rates for extended time periods as such instruments generally have periodic and lifetime interest rate caps. Additionally, the Association's ARM loans are predominantly tied to COFI, a lagging market index, and rapid increases in interest rates could have a negative impact on the Association's earnings. Accordingly, interest rates and the resulting cost of funds increases in a rapidly increasing rate environment could exceed the cap levels on these instruments and negatively impact net interest income. Declining interest rates have, in general, benefited the Association primarily due to the effect of the lagging market index which has resulted in the interest income declining at a slower rate than interest expense. This effect of the lagging index has been partially offset by the increase in refinancings of portfolio loans to lower yielding loans.

  The Association has managed its interest-rate risk through the aggressive marketing and funding of adjustable rate loans, which generally reprice at least semi-annually and are generally indexed to COFI. As a result of this strategy, and based upon the assumptions used in the table set forth below, at June 30, 1996 the Association's total net interest-earning assets maturing or repricing within one year exceeded its total interest-bearing liabilities maturing or repricing in the same time by $50.1 million, representing a one year cumulative gap ratio of positive 6.91%. This compares to $154.3 million at June 30, 1995, which represented a positive GAP ratio of 24.06%. The decline in 1996 is primarily the result of the shortening time remaining to maturity on the Association's certificate accounts. At June 30, 1995 certificate accounts maturing in one year or less totaled $247.1 million compared to June 30, 1996 which totaled $348.0 million. The increase in certificates with terms to maturity of one year or less, is primarily a result of customers desire for shorter term certificates.

  Furthermore, the Association moderately increased the level of short term borrowings during 1996. FHLB advances and borrowings with maturities of one year or less totalled $94.9 million at June 30,

1996 compared to $59.8 million at June 30, 1995. The Association closely monitors its interest-rate risk as such risk relates to its operational strategies. The Association's Board of Directors has established an Asset/Liability Committee, responsible for reviewing its asset/liability policies and interest-rate risk position, which generally meets weekly and reports to the Board of Directors on interest-rate risk and trends on a quarterly basis. The Association's cumulative gap position is at a level satisfactory to management. There can be no assurances that the Company will be able to maintain its positive gap position or that its strategies will not result in a negative gap position in the future. The level of the movement of interest rates, up or down, is an uncertainty and could have a negative impact on the earnings of the Association.
  The Association does not currently engage in the use of trading activities, high risk derivatives and synthetic instruments or hedging activities in controlling its interest-rate risk. Such uses are permitted at the recommendation of the Asset/Liability Committee with the approval of the Board of Directors; however, the Association does not intend to engage in such practices in the immediate future.

  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1996, which are anticipated by the Association, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. Specifically, the Association assumed a prepayment rate ranging from 6% to 18% on ARM loans, and 6% to 37% on fixed-rate loans. Additionally, the Association utilized deposit decay rate assumptions ranging from 14% to 17% for passbook accounts, 17% to 37% for checking accounts and 79% for money market deposit accounts in the one year or less category. For information regarding the contractual maturities of the Association's loans, investments and deposits, see "Business-- Lending Activities," "--Investment Activities" and "--Sources of Funds."

                                                                AT JUNE 30, 1996
                          -----------------------------------------------------------------------------------------------
                                     MORE THAN   MORE THAN  MORE THAN  MORE THAN  MORE THAN              NON-
                          3 MONTHS  3 MONTHS TO 6 MONTHS TO 1 YEAR TO  3 YEARS TO 5 YEARS TO MORE THAN INTEREST
                          OR LESS    6 MONTHS     1 YEAR     3 YEARS    5 YEARS    10 YEARS  10 YEARS  BEARING    TOTAL
                          --------  ----------- ----------- ---------  ---------- ---------- --------- --------  --------
                                                             (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
 Interest-earning
 deposits...............  $  4,984   $    --     $     --   $    --     $   --     $   --     $   --   $    --   $  4,984
 Federal funds sold and
 other short-term
 investments............     6,400        --           --        --         --         --         --        --      6,400
 Investment securities,
 net(3).................       395        --           --     10,349     18,311      3,000      5,364       --     37,419
 Loans
 receivable(1)(3).......   372,139    127,645       20,684    24,459     21,222     20,269     26,341       --    612,759
 Mortgage-backed
 securities(3)..........    17,414      4,361        6,005     1,132        --         792     11,976       --     41,680
 FHLB stock.............     8,151        --           --        --         --         --         --        --      8,151
                          --------   --------    ---------  --------    -------    -------    -------  --------  --------
   Total interest-
   earning assets.......   409,483    132,006       26,689    35,940     39,533     24,061     43,681       --    711,393
                          --------   --------    ---------  --------    -------    -------    -------  --------  --------
LESS:
 Unearned discount and
 deferred fees(2).......     4,069      1,379          279       267        222        220        400       --      6,836
 Allowance for loan
 losses.................       --         --           --        --         --         --         --      7,833     7,833
  Net interest-earning
  assets................   405,414    130,627       26,410    35,673     39,311     23,841     43,281    (7,833)  696,724
 Non-interest-earning
 assets.................       --         --           --        --         --         --         --     28,361    28,361
                          --------   --------    ---------  --------    -------    -------    -------  --------  --------
   Total assets.........  $405,414   $130,627    $  26,410  $ 35,673    $39,311    $23,841    $43,281  $ 20,528  $725,085
                          ========   ========    =========  ========    =======    =======    =======  ========  ========
INTEREST-BEARING
LIABILITIES:
 Money market deposits..  $ 19,574   $ 19,574    $  17,941  $  7,950    $ 3,786    $ 2,902    $   542  $    --   $ 72,269
 Passbook deposits......       813        813        1,480     4,719      3,251      4,188      2,971       --     18,235
 NOW and other demand
 deposits...............     2,583      2,583        4,102     8,488      2,271      3,048      1,984       --     25,059
 Certificate accounts...   131,811    106,576      109,616    25,582     15,944          6         20       --    389,555
 FHLB advances..........    57,600     15,200       21,800    25,500     13,800      1,400        --        --    135,300
 Borrowings.............       300        --           --        --         --         --         --        --        300
                          --------   --------    ---------  --------    -------    -------    -------  --------  --------
   Total interest-
   bearing liabilities..   212,681    144,746      154,939    72,239     39,052     11,544      5,517       --    640,718
 Non-interest bearing
 liabilities............       --         --           --        --         --         --         --     16,441    16,441
 Stockholders' Equity...       --         --           --        --         --         --         --     67,926    67,926
                          --------   --------    ---------  --------    -------    -------    -------  --------  --------
   Total liabilities and
   stockholders' equity.  $212,681   $144,746    $ 154,939  $ 72,239    $39,052    $11,544    $ 5,517  $ 84,367  $725,085
                          ========   ========    =========  ========    =======    =======    =======  ========  ========
Interest sensitivity
gap(4)..................  $192,733   $(14,119)   $(128,529) $(36,566)   $   259    $12,297    $37,764  $(63,839) $    --
                          ========   ========    =========  ========    =======    =======    =======  ========  ========
Cumulative interest
sensitivity gap.........  $192,733   $178,614    $  50,085  $ 13,519    $13,778    $26,075    $63,839  $    --   $    --
                          ========   ========    =========  ========    =======    =======    =======  ========  ========
Cumulative interest
sensitivity gap as a
percent of total assets.     26.58%     24.63%        6.91%     1.86%      1.90%      3.60%      8.80%
Cumulative net interest-
earning assets as a
percent of cumulative
interest-bearing
liabilities.............    190.62%    149.97%      109.78%   102.31%    102.21%    104.11%    109.97%

- -----
(1)For purposes of the gap analysis, mortgage and other loans are reduced for non-accrual loans but are not reduced for the allowance for loan losses.
(2)For purposes of the gap analysis, unearned discount and deferred fees are pro rated for loans receivable and mortgage-backed securities.
(3)Includes assets held or available for sale.
(4)Interest sensitivity gap represents the difference between net-interest earning assets and interest-bearing liabilities.

  Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their ARM loans may decrease in the event of an interest rate increase.

NET INTEREST INCOME

  Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

AVERAGE BALANCE SHEET

  The following table sets forth certain information relating to the Company for the years ended June 30, 1996, 1995 and 1994. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The average balance of loans receivable includes loans on which the Association has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields.

                                                       YEAR ENDED JUNE 30,
                          -------------------------------------------------------------------------------  AT JUNE 30,
                                    1996                       1995                       1994                1996
                          -------------------------  -------------------------  -------------------------  -----------
                                            YIELD/                     YIELD/                     YIELD/
                          AVERAGE           AVERAGE  AVERAGE           AVERAGE  AVERAGE           AVERAGE   RATE END
                          BALANCE  INTEREST  COST    BALANCE  INTEREST  COST    BALANCE  INTEREST  COST     OF PERIOD
                          -------- -------- -------  -------- -------- -------  -------- -------- -------  -----------
                                                           (DOLLARS IN THOUSANDS)
ASSETS:
 Interest-earning
 assets:
 Interest-earning
 deposits...............  $  3,281 $    25    0.76%  $  3,895 $    43    1.10%  $  3,732 $    44    1.18%     2.00%
 Federal funds sold and
 other short-term
 investments............    10,203     515    5.05      6,305     317    5.03      5,384     202    3.75      4.62
 Investment securities,
 net(1).................    25,314   1,717    6.78     24,077   1,373    5.70     21,649     830    3.83      6.70
 Loans receivable(2)....   577,613  47,078    8.15    502,408  36,953    7.36    438,979  33,153    7.55      8.06
 Mortgage-backed
 securities, net(1).....    40,781   3,030    7.43     30,941   2,120    6.85     12,854     909    7.07      7.35
 FHLB stock.............     5,814     281    4.83      4,446     236    5.31      4,139     148    3.58      5.16
                          -------- -------           -------- -------           -------- -------
  Total interest-earning
  assets................   663,006  52,646    7.94    572,072  41,042    7.17    486,737  35,286    7.25      7.83
 Non-interest earning
 assets.................    14,724                     16,701                     15,288
                          --------                   --------                   --------
  Total assets..........  $677,730                   $588,773                   $502,025
                          ========                   ========                   ========
Liabilities and
Stockholders' equity:
 Interest-bearing
 liabilities:
 Money market deposits..  $ 75,176   3,000    3.99   $ 56,251   1,794    3.19   $ 44,505   1,038    2.33      3.39
 Passbook deposits......    21,028     418    1.99     25,572     500    1.96     33,545     745    2.22      1.99
 NOW and other demand
 deposits...............    23,006     275    1.20     23,698     263    1.11     25,871     323    1.25      1.10
 Certificate accounts...   370,515  21,396    5.78    346,457  17,755    5.12    313,883  14,772    4.71      5.66
                          -------- -------           -------- -------           -------- -------
 Total savings accounts.   489,725  25,089            451,978  20,312            417,804  16,878    4.04      4.91
 FHLB advances..........    96,789   5,572    5.76     46,029   2,596    5.64     12,583     566    4.50      5.87
 Securities sold under
 agreements
 to repurchase..........     8,283     490    5.92     11,342     595    5.25        293      12    4.10      5.57
                          -------- -------           -------- -------           -------- -------
  Total interest-bearing
  liabilities...........   594,797  31,151    5.26    509,349  23,503    4.61    430,680  17,456    4.05      5.10
 Non-interest-bearing
 liabilities............    14,921                     13,593                     14,896
 Stockholders' equity...    68,012                     65,831                     56,449
                          --------                   --------                   --------
 Total liabilities and
 stockholders' equity...  $677,730                   $588,773                   $502,025
                          ======== -------           ======== -------           ======== -------
 Net interest rate
 spread(3)..............           $21,495    2.68%           $17,539    2.56%           $17,830    3.20%
                                   =======  ======            =======  ======            =======  ======
 Net interest margin(4).                      3.24%                      3.07%                      3.66%
                                            ======                     ======                     ======
 Ratio of interest-
 earning assets to
 interest-bearing
 liabilities............                    111.47%                    112.31%                    113.02%
                                            ======                     ======                     ======

- ----
(1) Amount includes assets available for sale.
(2) Amount is net of deferred loan fees, loan discounts, loans in process and loan loss allowances, and includes non-accrual loans and loans held for sale.
(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.

  Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                          YEAR ENDED JUNE 30, 1996    YEAR ENDED JUNE 30, 1995
                                COMPARED TO                 COMPARED TO
                          YEAR ENDED JUNE 30, 1995    YEAR ENDED JUNE 30, 1994
                          --------------------------  --------------------------
                          INCREASE (DECREASE)  IN     INCREASE (DECREASE)  IN
                                    NET                         NET
                              INTEREST INCOME             INTEREST INCOME
                          --------------------------  --------------------------
                              DUE TO                       DUE TO
                          ----------------            -----------------
                          VOLUME    RATE      NET     VOLUME     RATE      NET
                          ----------------  --------  -----------------  -------
                                           (IN THOUSANDS)
Interest-earning assets:
 Interest-earning
  deposits..............  $    (4) $     6  $      2  $     2  $     (3) $    (1)
 Federal funds sold and
  other short-term
  investments...........      189      (11)      178       38        77      115
 Investment securities,
  net(2)................       73      271       344      101       442      543
 Loans receivable,
  net(1), (2)...........    5,895    4,230    10,125    4,601      (801)   3,800
 Mortgage-backed
  securities, net(2)....      719      191       910    1,238       (27)   1,211
 FHLB stock.............       64      (19)       45       12        76       88
                          -------  -------  --------  -------  --------  -------
   Total interest-
    earning assets......    6,936    4,668    11,604    5,992      (236)   5,756
                          -------  -------  --------  -------  --------  -------
Interest-bearing
 liabilities:
 Money market deposits..      691      515     1,206      315       441      756
 Passbook deposits......      (89)       7       (82)    (164)      (81)    (245)
 NOW and other demand
  deposits..............       (7)      19        12      (26)      (34)     (60)
 Certificate accounts...    1,281    2,360     3,641    1,622     1,361    2,983
 FHLB advances..........    2,921       55     2,976    1,853       177    2,030
 Other borrowings.......      514     (619)     (105)     560        23      583
                          -------  -------  --------  -------  --------  -------
   Total interest-
    bearing liabilities.    5,311    2,337     7,648    4,160     1,887    6,047
                          -------  -------  --------  -------  --------  -------
Change in net interest
 income.................  $ 1,625  $ 2,331  $  3,956  $ 1,832  $ (2,123) $  (291)
                          =======  =======  ========  =======  ========  =======

- --------
(1) Includes non-accrual loans.
(2) Includes assets held or available for sale.

IMPACT OF INFLATION AND CHANGING PRICES

  The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Association's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Association are monetary in nature. As a result, interest rates have a greater impact on the Association's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services. See "--Asset/Liability Management."

IMPACT OF NEW ACCOUNTING STANDARDS

  In November 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS No. 123 permits the Company to choose either a new fair-value-based method or the current APB Opinion 25 intrinsic valued-based method of accounting for its stock-based compensation arrangements with pro forma disclosures of net earnings and earnings per share computed as if the fair-value-based method had been applied. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. It is not expected that SFAS No. 123 will have a material effect on the Company's financial condition or results of operations.

  In June 1996, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement specifies when financial assets and liabilities are to be removed from an entity's financial statements, specifies the accounting for servicing assets and liabilities, and the accounting for assets that can be contractually prepaid in such a way that the holder would not recover substantially all of its recorded investment.

  Under SFAS 125, an entity recognizes only assets it controls and liabilities it has incurred, derecognizes assets only when control has been surrendered, and derecognizes liabilities only when they have been extinguished. SFAS 125 requires that the selling entity continue to carry retained interests, including servicing assets, in assets it has derecognized. Such retained interests are based on their relative fair values at the date of transfer. Transfers not meeting the criteria for sale recognition are accounted for as a secured borrowing with pledge of collateral. Under SFAS 125 certain collateralized borrowings may result in asset derecognition when the assets provided as collateral may be derecognized based on whether the secured party takes control over the collateral and whether the secured party is: (1) permitted to repledge or sell the collateral; and (2) the debtor does not have the right to redeem the collateral on short notice. Extinguishments of liabilities are recognized only when the debtor pays the creditor and is relieved of its obligation for the liability or when the debtor is legally released from being the primary obligor under the liability, either judicially, or by the creditor.

  SFAS 125 requires an entity to recognize its obligation to service financial assets, that are retained in a transfer of assets, in the form of a servicing asset or liability. The servicing asset or liability is to be amortized in proportion to and over the period of net servicing income or loss. Servicing assets and liabilities are to be assessed for impairment based on their fair value.

  SFAS 125 modifies the accounting for interest-only strips or retained interests in securitizations, such as capitalized servicing fees receivable, that can contractually be prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment, to require their classification as available for sale or as trading securities. Interest-only strips and retained interests are to be recorded at market value. Changes in market value are included in stockholders' equity as unrealized holding gains or losses net of the related tax effect.

  SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is required to be applied prospectively. The Association enters into transactions covered by SFAS 125, including sales of securities under agreements to repurchase, collateralized borrowings from the Federal Home Loan Bank and others. The Association does not anticipate a material impact on transactions covered by SFAS 125.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report............................................... 54
Consolidated Statements of Financial Condition as of June 30, 1996 and
 1995...................................................................... 55
Consolidated Statements of Operations for Each of the Years in the Three-
 Year Period Ended June 30, 1996........................................... 56
Consolidated Statements of Stockholders' Equity for Each of the Years in
 the Three-Year Period Ended June 30, 1996................................. 57
Consolidated Statements of Cash Flows for Each of the Years in the Three-
 Year Period Ended June 30, 1996........................................... 58
Notes to Consolidated Financial Statements................................. 60

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Quaker City Bancorp, Inc.:

  We have audited the accompanying consolidated statements of financial condition of Quaker City Bancorp, Inc. (the Company) and subsidiaries as of June 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quaker City Bancorp, Inc. and subsidiaries as of June 30, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996 in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Los Angeles, California
July 30, 1996

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                             JUNE 30, 1996 AND 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               1996     1995
                          ASSETS                             --------  -------
Cash and due from banks....................................  $  2,184    2,430
Interest-bearing deposits..................................     4,984    7,468
Federal funds sold and other short-term investments........     6,400    9,450
Investment securities held to maturity (fair value of
 $36,808 at June 30, 1996 and $23,920 at June 30, 1995)
 (note 2)..................................................    37,419   23,898
Investment securities available for sale, at fair value
 (note 2)..................................................       --       150
Loans receivable, net (notes 3 and 9)......................   607,672  537,478
Loans receivable held for sale (fair value of $2,890 at
 June 30, 1996 and $1,671 at June 30, 1995) (note 3).......     2,890    1,666
Mortgage-backed securities held to maturity (fair value of
 $41,561 at June 30, 1996 and $40,631 at June 30, 1995)
 (note 4)..................................................    41,175   39,993
Real estate held for sale (note 5).........................     3,058    2,743
Federal Home Loan Bank stock, at cost (notes 6 and 9)......     8,151    4,736
Office premises and equipment, net (note 7)................     4,176    3,992
Accrued interest receivable and other assets (notes 2, 3, 4
 and 11)...................................................     6,976    7,169
                                                             --------  -------
                                                             $725,085  641,173
                                                             ========  =======
           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits (note 8).........................................  $512,517  481,158
 Federal Home Loan Bank advances (notes 3, 6 and 9)........   135,300   63,950
 Securities sold under agreements to repurchase (note 10)..       300   22,873
 Deferred tax liability (note 11)..........................     1,174      --
 Accounts payable and accrued expenses (note 11)...........     2,870    3,419
 Other liabilities (note 8)................................     4,998    3,332
                                                             --------  -------
    Total liabilities......................................   657,159  574,732
                                                             --------  -------
Stockholders' equity (notes 12 and 17):
 Common stock, $.01 par value. Authorized 10,000,000
  shares; issued and outstanding 3,813,600 shares and
  4,014,100 at June 30, 1996 and 1995, respectively........        38       40
 Additional paid-in capital................................    27,017   28,260
 Retained earnings, substantially restricted (note 11).....    43,515   41,437
 Deferred compensation (notes 13 and 14)...................    (2,644)  (3,296)
                                                             --------  -------
    Total stockholders' equity.............................    67,926   66,441
 Commitments and contingent liabilities (notes 3 and 15)
                                                             --------  -------
                                                             $725,085  641,173
                                                             ========  =======

          See accompanying notes to consolidated financial statements.

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   1996      1995      1994
                                                 --------- --------- ---------
Interest income:
 Loans receivable............................... $  47,078    36,953    33,153
 Mortgage-backed securities.....................     3,030     2,120       909
 Investment securities..........................     1,717     1,373       830
 Other..........................................       821       596       394
                                                 --------- --------- ---------
    Total interest income.......................    52,646    41,042    35,286
                                                 --------- --------- ---------
Interest expense:
 Deposits (note 8)..............................    25,089    20,312    16,878
 Federal Home Loan Bank advances and other
  borrowings....................................     6,062     3,191       578
                                                 --------- --------- ---------
    Total interest expense......................    31,151    23,503    17,456
                                                 --------- --------- ---------
    Net interest income before provision for
     loan losses................................    21,495    17,539    17,830
Provision for loan losses (note 3)..............     2,103       998    10,200
                                                 --------- --------- ---------
    Net interest income after provision for loan
     losses.....................................    19,392    16,541     7,630
                                                 --------- --------- ---------
Other income:
 Loan servicing charges and fees................     1,629     1,490     1,675
 Gain on sale of loans held for sale............       175        86       511
 Commissions....................................       606       420       481
 Other..........................................        79        84       189
                                                 --------- --------- ---------
                                                     2,489     2,080     2,856
                                                 --------- --------- ---------
Other expense:
 Compensation and employee benefits (notes 13
  and 14).......................................     7,565     7,371     6,411
 Occupancy, net.................................     1,970     1,894     1,833
 Federal deposit insurance premiums.............     1,254     1,115     1,101
 Other general and administrative expense.......     3,991     3,704     3,677
                                                 --------- --------- ---------
    Total general and administrative expense....    14,780    14,084    13,022
 Real estate operations, net (note 5)...........       656       646     1,105
 Amortization of core deposit intangible........       303       303       303
                                                 --------- --------- ---------
                                                    15,739    15,033    14,430
                                                 --------- --------- ---------
    Earnings (loss) before income taxes.........     6,142     3,588    (3,944)
Income taxes (benefit) (note 11)................     2,573     1,267    (1,613)
                                                 --------- --------- ---------
    Net earnings (loss)......................... $   3,569     2,321    (2,331)
                                                 ========= ========= =========
Net earnings (loss) per share (notes 1 and 17).. $     .92       .60      (.66)
                                                 ========= ========= =========
Weighted average shares outstanding............. 3,871,290 3,850,176 4,140,000
                                                 ========= ========= =========

          See accompanying notes to consolidated financial statements.

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                     RETAINED
                                        ADDITIONAL   EARNINGS
                                 COMMON  PAID-IN   SUBSTANTIALLY   DEFERRED
                         SHARES  STOCK   CAPITAL    RESTRICTED   COMPENSATION TOTAL
                         ------  ------ ---------- ------------- ------------ ------
Balance, June 30, 1993..   --     $--        --       41,834           --     41,834
Net loss................   --      --        --       (2,331)          --     (2,331)
Proceeds from issuance
 of stock............... 4,140      41    29,083         --            --     29,124
Purchase of shares for
 deferred compensation
 plans..................   --      --        --          --         (4,347)   (4,347)
Deferred compensation
 amortized to expense...   --      --        --          --            358       358
                         -----    ----    ------      ------        ------    ------
Balance, June 30, 1994.. 4,140      41    29,083      39,503        (3,989)   64,638
Net earnings............   --      --        --        2,321           --      2,321
Repurchase and
 retirement of stock....  (136)     (1)   (1,018)       (387)          --     (1,406)
Proceeds from exercise
 of stock options.......    10     --         75         --            --         75
Deferred compensation
 amortized to expense...   --      --        120         --            693       813
                         -----    ----    ------      ------        ------    ------
Balance, June 30, 1995.. 4,014      40    28,260      41,437        (3,296)   66,441
Net earnings............   --      --        --        3,569           --      3,569
Repurchase and
 retirement of stock....  (234)     (2)   (1,756)     (1,491)          --     (3,249)
Proceeds from exercise
 of stock options.......    34     --        255         --            --        255
Deferred compensation
 amortized to expense...   --      --        258         --            652       910
                         -----    ----    ------      ------        ------    ------
Balance, June 30, 1996.. 3,814    $ 38    27,017      43,515        (2,644)   67,926
                         =====    ====    ======      ======        ======    ======


          See accompanying notes to consolidated financial statements.

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                    1996      1995      1994
                                                  --------  --------  --------
Cash flows from operating activities:
  Net earnings (loss)............................ $  3,569     2,321    (2,331)
                                                  --------  --------  --------
  Adjustments to reconcile net earnings (loss) to
   net cash provided by operating activities:
    Depreciation and amortization................     (634)     (219)       (4)
    Provision for loan losses....................    2,103       998    10,200
    Write-downs and provision for losses on real
     estate held for sale........................      252       589       499
    Provision for deferred income taxes..........    1,407     1,406    (1,993)
    Gain on sale of loans held for sale..........     (175)      (86)     (511)
    Loans originated for sale....................  (28,922)  (12,214)  (47,554)
    Sale of loans held for sale..................   27,662    10,321    54,869
    Federal Home Loan Bank (FHLB) stock dividend
     received....................................     (263)     (223)     (159)
    Increase in accrued interest receivable and
     other assets................................     (343)   (2,579)      (92)
    Increase (decrease) in other liabilities.....    1,666     1,676    (3,415)
    Increase (decrease) in accounts payable and
     accrued expenses............................     (549)    1,590        54
    Other........................................    1,502    (2,273)    1,631
                                                  --------  --------  --------
      Total adjustments..........................    3,706    (1,014)   13,525
                                                  --------  --------  --------
      Net cash provided by operating activities..    7,275     1,307    11,194
                                                  --------  --------  --------
Cash flows from investing activities:
  Loans originated for investment................  (93,424)  (94,050) (107,394)
  Loans purchased for investment.................  (27,789)  (24,792)   (4,773)
  Principal repayments on loans..................   48,032    39,295    64,063
  Sale of investment securities available for
   sale..........................................    2,550    14,900    51,034
  Purchases of investment securities available
   for sale......................................   (2,400)  (14,580)  (40,984)
  Purchases of investment securities held to
   maturity......................................  (45,149)  (17,055)  (20,560)
  Maturities and principal repayments of
   investment securities held to maturity........   31,638    12,021    11,000
  Sale of MBS available for sale.................    1,754       --        --
  Purchases of MBS held to maturity..............  (13,766)  (28,102)   (4,298)
  Principal payments on MBS held to maturity.....   11,157     2,906     3,134
  Sale of real estate held for sale..............    1,393     1,139     1,829
  Purchase of FHLB stock.........................   (3,152)     (314)      --
  Investment in office premises and equipment....   (1,041)     (325)     (259)
                                                  --------  --------  --------
      Net cash used by investing activities......  (90,197) (108,957)  (47,208)
                                                  --------  --------  --------

                                  (Continued)

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                   1996       1995      1994
                                                 ---------  --------  --------
Cash flows from financing activities:
  Increase (decrease) in deposits............... $  31,359    57,198   (12,380)
  Proceeds from funding of FHLB advances........   363,780   309,450   126,000
  Repayments of FHLB advances...................  (292,430) (258,500) (115,000)
  Proceeds from securities sold under agreement
   to repurchase................................    74,078   129,683     7,019
  Repayments of securities sold under agreement
   to repurchase................................   (96,651) (113,829)      --
  Proceeds from issuance of stock...............       --        --     29,124
  Repurchase of stock...........................    (3,249)   (1,406)      --
  Common stock options exercised................       255        75       --
  Purchase of shares for deferred compensation
   plans........................................       --        --     (4,347)
                                                 ---------  --------  --------
    Net cash provided by financing activities...    77,142   122,671    30,416
                                                 ---------  --------  --------
    Increase (decrease) in cash and cash
     equivalents................................    (5,780)   15,021    (5,598)
Cash and cash equivalents at beginning of year..    19,348     4,327     9,925
                                                 ---------  --------  --------
Cash and cash equivalents at end of year........ $  13,568    19,348     4,327
                                                 =========  ========  ========
Supplemental disclosures of cash flow
 information:
  Interest paid (including interest credited)... $  30,987    23,436    17,464
  Cash paid for income taxes....................     1,155       785     1,548
                                                 =========  ========  ========
Supplemental schedule of noncash investing and
 financing activities:
  Additions to loans resulting from the sale of
   real estate acquired through foreclosure..... $   5,580     7,407     3,170
  Additions to real estate acquired through
   foreclosure..................................     7,764     8,593     4,174
                                                 =========  ========  ========


          See accompanying notes to consolidated financial statements.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1996 AND 1995

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

  As more fully described in note 17, pursuant to a plan of conversion, Quaker City Federal Savings and Loan Association (the Association) converted from a Federally chartered mutual savings and loan to a Federally chartered stock savings association effective December 30, 1993. Quaker City Bancorp, Inc. (the Company), a Delaware corporation organized by the Association, acquired all of the capital stock of the Association issued in the conversion. Any references to financial information for periods prior to December 30, 1993 refer to the Association prior to conversion.

  The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent the significant accounting policies of Quaker City Bancorp, Inc. and subsidiaries.

 Principles of Consolidation and Presentation

  The consolidated financial statements include the accounts of Quaker City Bancorp, Inc., Quaker City Neighborhood Development, Inc., Quaker City Federal Savings and Loan Association and its wholly owned subsidiary, Quaker City Financial Corporation. Quaker City Financial Corporation includes the accounts of FGK, a 92.8%-owned joint venture. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation.

  The Association is engaged primarily in the savings and loan business. At June 30, 1996, the Association operated eight retail banking offices in Southern California. The Association is subject to significant competition from other financial institutions, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

  These consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition, and revenues and expenses for the periods. Actual results could differ from those estimates.

 Financial Instruments

  Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS No. 107), requires the disclosure of the fair value of financial instruments, whether or not recognized on the statement of financial condition, for which it is practicable to estimate the value. A significant portion of the Company's assets and liabilities is financial instruments as defined under SFAS No. 107. SFAS No. 107 requires that the Company disclose fair values for its financial instruments. Fair values, estimates and assumptions are set forth in note 20, Fair Value of Financial Instruments.


 Risks Associated with Financial Instruments

  The credit risk of a financial instrument is the possibility that a loss may result from the failure of another party to perform in accordance with the terms of the contract. The most significant credit risk associated with the Company's financial instruments is concentrated in its loans receivable. Additionally, the Company is subject to credit risk on certain loans sold with recourse. The Company has established a system for monitoring the level of credit risk in its loan portfolio and for loans sold with recourse.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  Concentrations of credit risk would exist for groups of borrowers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The ability of the Company's borrowers to repay their commitments is contingent on several factors, including the economic conditions in the borrowers' geographic area and the individual financial condition of the borrowers. The Company's lending activities are primarily concentrated in Southern California.

  The market risk of a financial instrument is the possibility that future changes in market prices may reduce the value of a financial instrument or increase the contractual obligations of the Company. The Company's market risk is concentrated in its portfolios of loans receivable and real estate acquired through foreclosure. When a borrower fails to meet the contractual requirements of his loan agreement, the Company is subject to the market risk of the collateral securing the loan. Likewise, the Company is subject to the volatility of real estate prices with respect to real estate acquired by foreclosure. The Company's securities available for sale are traded in active markets. The value of these securities is susceptible to the fluctuations of the market.

 Interest Rate Risk

  Financial instruments are subject to interest rate risk to the extent that they reprice on a frequency degree or basis that varies from market pricing. The Company is subject to interest rate risk to the degree that its interest-earning assets reprice on a different frequency or schedule than its interest-bearing liabilities. A majority of the Company's loans receivable and mortgage-backed securities reprice based on the Eleventh District Cost of Funds Index (COFI). The repricing of COFI tends to lag market interest rates. The Company closely monitors the pricing sensitivity of its financial instruments.

 Cash and Cash Equivalents

  For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits and Federal funds sold and other short-term investments. At June 30, 1996 and 1995, short-term investments included separate notes to the City of Whittier in the amount of $2.3 million and $2.4 million, respectively. Generally, Federal funds sold and short-term investments are held for one-day periods.

 Assets Held or Available for Sale

  The Company identifies those loans, mortgage-backed securities (MBS) and investment securities for which it does not have the positive intent and ability to hold to maturity. If management has the positive intent and the Company has the ability to hold such assets until maturity (or the foreseeable future for loans), they are classified as held to maturity and are carried at amortized historical cost. Securities that are to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of income tax effect. Loans held for sale are carried at the lower of amortized historical cost or fair value. Assets held for indefinite periods of time include assets that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

 Assets Held to Maturity

  Loans, MBS and investment securities, excluding those held or available for sale, are carried at amortized historical cost, adjusted for amortization of premiums and discounts utilizing the interest method over the contractual terms of the assets. The carrying value of these assets is not adjusted for temporary declines in fair value since the Company has the positive intent and ability to hold them to maturity.

 Interest Income on Loans Receivable

  Interest income on loans receivable is accrued as it is earned. The Company defers and amortizes both the loan origination fees and the incremental direct costs relating to the origination of the loan. The deferred origination fees and costs are amortized into interest income utilizing the interest method over the lives of the related loans. Loans are placed on nonaccrual status after being delinquent 60 days, or earlier if the ultimate collectibility of the accrual is in doubt. Whenever the accrual of interest is stopped, previously accrued but uncollected interest income is reversed. Thereafter, interest is recognized only as cash is received until the loan is reinstated. Accretion of discounts and deferred loan fees is discontinued when loans are placed on nonaccrual status.

 Allowance for Loan Losses

  The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses on loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of credit risk inherent in the portfolio, historical loss experience and the Company's underwriting practices. As a result of weaknesses in certain real estate markets, increases in the allowance for loan losses may be required in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for loan losses. These agencies may require the Association to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

 Loan Sales and Servicing

  The Company sells loans and participations in loans for cash proceeds equal to the fair value of the loans and participations sold, with yield rates to the investors based upon current market rates. Gain or loss is recognized equal to the difference between the cash proceeds received and the carrying value of the loans and participations sold. Loan sales may also result in gains or losses at the time of sale based upon the net present value of the amounts expected to be received resulting from the difference between the contractual interest rates received from the borrowers and the rates paid to the investors, net of a normal servicing fee.

  In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." This statement is effective for financial statements issued for fiscal years beginning after December 15, 1995 and is required to be adopted prospectively. This statement amends certain provisions of SFAS No. 65 to eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. This statement requires that a mortgage banking enterprise measure mortgage servicing rights at cost by allocating the cost of the mortgage loans between the mortgage servicing rights and the mortgage

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES loans based on their relative fair values. SFAS No. 122 will require the Company to disclose the fair value of the mortgage servicing rights and the methods and significant assumptions used to estimate that fair value. The Company intends to implement SFAS No. 122 during fiscal year 1997 and does not believe there will be a material impact on its financial condition or results of operations upon adoption.

 Real Estate Held for Sale

  Real estate acquired through foreclosure (REO) is initially recorded at fair value at the date of foreclosure, less costs of disposition. Thereafter, if there is a further deterioration in value the Company writes down the REO directly and charges operations for the diminution in value.

  Real estate held for development is carried at the lower of cost or net realizable value. All costs of anticipated disposition are considered in the determination of net realizable value.

  Revenue recognition on the disposition of real estate is dependent upon the transaction meeting certain criteria relating to the nature of the property sold and the terms of sale.

  In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets." This statement is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. An impairment loss for assets to be held and used shall be reported as a component of income from continuing operations before income taxes. SFAS No. 121 will require the Company to disclose a description of the impaired assets and the facts and circumstances leading to the impairment, the amount of the impairment loss and how fair value was determined and a caption in the income statement or parenthetical reference on the face of the statement. The Company intends to implement SFAS No. 121 during fiscal year 1997 and does not believe there will be a material impact on its financial condition or results of operations upon adoption.

 Core Deposit Premium

  The Company has acquired customer deposit accounts from financial institutions in its market area. The core deposit premium amounting to $299,000 and $602,000, respectively, at June 30, 1996 and 1995 relates to the value of the depositor relationship and is an identifiable intangible which is amortized over a five-year period using the straight-line method.

 Depreciation and Amortization

  Depreciation is computed utilizing the straight-line method over the estimated lives of the assets. Amortization of leasehold improvements is computed utilizing the straight-line method over the shorter of the estimated useful life of the assets or the terms of the respective leases.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

 Income Taxes

  Deferred tax liabilities are recognized on all taxable temporary differences (reversing differences where tax deductions initially exceed financial statement expense, or income is reported for financial statement purposes prior to being reported for tax purposes). In addition, deferred tax assets are recognized on all deductible temporary differences (reversing differences where financial statement expense initially exceeds tax deductions, or income is reported for tax purposes prior to being reported for financial statement purposes) and operating loss and tax credit carryforwards. Valuation allowances are established to reduce deferred tax assets if it is determined to be "more likely than not" that all or some portion of the potential deferred tax assets will not be realized. A deferred tax asset may be recognized for the financial statement general valuation allowance for loans and REO, while a deferred tax liability must be recognized for that portion of the tax bad debt reserve exceeding the "base year" reserves, and current tax benefits based upon the future implementation of tax planning strategies should be net of any expenses or losses, and the underlying strategy must be prudent and feasible.

 Other Recent Accounting Pronouncements

  In November 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS No. 123 permits the Company to choose either a new fair-value-based method or the current APB Opinion 25 intrinsic valued-based method of accounting for its stock-based compensation arrangements with pro forma disclosures of net earnings and earnings per share computed as if the fair-value-based method had been applied. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. It is not expected that SFAS No. 123 will have a material effect on the Company's financial condition or results of operations.

  In June 1996, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement specifies when financial assets and liabilities are to be removed from an entity's financial statements, specifies the accounting for servicing assets and liabilities, and the accounting for asset's that can be contractually prepaid in such a way that the holder would not recover substantially all of its recorded investment.

  Under SFAS 125, an entity recognizes only assets it controls and liabilities it has incurred, derecognizes assets only when control has been surrendered, and derecognizes liabilities only when they have been extinguished. SFAS 125 requires that the spelling entity continue to carry retained interests, including servicing assets, in assets it has derecognized. Such retained interests are based on their relative fair values at the date of transfer. Transfers not meeting the criteria for sale recognition are accounted for as a secured borrowing with pledge of collateral. Under SFAS 125 certain collateralized borrowings may result in asset derecognition when the assets provided as collateral may be derecognized based on whether the secured party takes control over the collateral and whether the secured party is: (1) permitted to repledge or sell the collateral; and (2) the debtor does not have the right to redeem the collateral on short notice. Extinguishments of liabilities are recognized only when the debtor pays the creditor and is relieved of its obligation for the liability or when the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor.

  SFAS 125 requires an entity to recognize its obligation to service financial assets, that are retained in a transfer of assets, in the form of a servicing asset or liability. The servicing asset or liability is to be amortized in proportion to and over the period of net servicing income or loss. Servicing assets and liabilities are to be assessed for impairment based on their fair value.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  SFAS 125 modifies the accounting for interest-only strips or retained interests in securitizations, such as capitalized servicing fees receivable, that can contractually be prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment, to require their classification as available for sale or as trading securities. Interest-only strips and retained interests are to be recorded at fair value. Changes in fair value are included in stockholders' equity as unrealized holding gains or losses, net of the related tax effect.

  SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is required to be applied prospectively. The Company has entered into transactions covered by SFAS 125, including sales of securities under agreements to repurchase, collateralized borrowings from the Federal Home Loan Bank and others. The Company does not anticipate a material impact on transactions covered by SFAS 125.

(2) INVESTMENT SECURITIES

  The following table provides a summary of investment securities with a comparison of carrying and fair values:

                                                     GROSS      GROSS
                                          CARRYING UNREALIZED UNREALIZED  FAIR
                                           VALUE     GAINS      LOSSES   VALUE
                                          -------- ---------- ---------- ------
                                                     (IN THOUSANDS)
June 30, 1996:
  Held to maturity:
    U.S. Government and Federal agency
     obligations......................... $37,048     --         (611)   36,437
    Municipal bonds......................     371     --          --        371
                                          -------     ---        ----    ------
      Total.............................. $37,419     --         (611)   36,808
                                          =======     ===        ====    ======
June 30, 1995:
  Held to maturity:
    U.S. Government and Federal agency
     obligations......................... $23,509      22         --     23,531
    Municipal bonds......................     389     --          --        389
                                          -------     ---        ----    ------
                                           23,898      22         --     23,920
  Available for sale--mutual funds.......     150     --          --        150
                                          -------     ---        ----    ------
      Total.............................. $24,048      22         --     24,070
                                          =======     ===        ====    ======

  At June 30, 1996 and 1995, the Company had accrued interest receivable on investment securities of $262,000 and $249,000, respectively, which is included in accrued interest receivable and other assets in the accompanying consolidated statements of financial condition.

  Proceeds from sales of investment securities available for sale were $2.6 million, $14.9 million and $51.0 million during 1996, 1995 and 1994, respectively. There were no gross gains realized in 1996 and 1995. Gross gains of $12,000 were realized on such sales during 1994. There were no gross losses realized during 1996, 1995 and 1994.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The remaining contractual principal maturities for investment securities as of June 30, 1996 are as follows:

                                    REMAINING CONTRACTUAL PRINCIPAL MATURITY
                                  ---------------------------------------------
                                                   MATURING
                                          MATURING  1 YEAR   MATURING  MATURING
                                           WITHIN     TO    5 YEARS TO  AFTER
                                   TOTAL   1 YEAR  5 YEARS   10 YEARS  10 YEARS
                                  ------- -------- -------- ---------- --------
                                                 (IN THOUSANDS)
U.S. Government and Federal
 agency obligations.............. $37,048   395     28,026    3,635     4,992
Municipal bonds..................     371   --         --       --        371
                                  -------   ---     ------    -----     -----
  Total.......................... $37,419   395     28,026    3,635     5,363
                                  =======   ===     ======    =====     =====

(3) LOANS RECEIVABLE, NET

  The following table presents carrying values of loans receivable at the dates indicated:

                                                                    JUNE 30
                                                                ----------------
                                                                  1996    1995
                                                                -------- -------
                                                                 (IN THOUSANDS)
   Real estate:
     Residential:
       One to four units....................................... $303,273 288,664
       Multifamily.............................................  258,970 205,731
     Commercial and land.......................................   61,860  61,755
                                                                -------- -------
                                                                 624,103 556,696
   Other.......................................................      627     546
                                                                -------- -------
                                                                 624,730 556,696
   Less:
     Undisbursed loan funds....................................      378     187
     Unamortized discounts.....................................    2,864   2,815
     Deferred loan fees, net...................................    3,093   2,442
     Allowance for loan losses.................................    7,833  12,108
                                                                -------- -------
                                                                 610,562 539,144
                                                                -------- -------
   Less:
     Held for sale--residential real estate:
       One to four units.......................................    1,455     400
       Multifamily.............................................    1,435   1,266
                                                                -------- -------
                                                                   2,890   1,666
                                                                -------- -------
   Held to maturity............................................ $607,672 537,478
                                                                ======== =======

  The weighted average interest rate of the Company's loan portfolio was 8.06% and 7.73% at June 30, 1996 and 1995 respectively.

  Certain mortgage loans aggregating $216.3 million and $159.6 million at June 30, 1996 and 1995, respectively, are collateral for FHLB advances.

  The Association originated loans with an outstanding balance of $5.7 million at June 30, 1996, under an agreement with the City of Los Angeles to guarantee up to $10 million of multifamily housing

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES revenue bonds primarily for the acquisition and renovation of earthquake-stricken properties. In conjunction with this guarantee, a standby letter of credit was issued by the Federal Home Loan Bank. During the fiscal year ended June 30, 1996, the Association entered into an agreement with the City of Los Angeles to guarantee up to an additional $5 million of multifamily housing revenue bonds. At June 30, 1996, no loans were originated under this agreement. In conjunction with this guarantee, a standby letter of credit was issued by the Federal Home Loan Bank.

  Prior to 1991, the Association sold loans with various recourse provisions. At June 30, 1996 and 1995, the principal balances outstanding of loans sold with recourse totaled $1.9 million and $3.3 million, respectively.

  At June 30, 1996 and 1995, the Association had accrued interest receivable on loans of $4.0 million and $3.2 million, respectively, which is included in accrued interest receivable and other assets in the accompanying consolidated statements of financial condition.

  The Company serviced loans for investors totaling $212.6 million, $204.7 million and $221.6 million at June 30, 1996, 1995 and 1994, respectively.

  Activity in the allowance for loan losses is summarized as follows:

                                                               JUNE 30
                                                        -----------------------
                                                         1996     1995    1994
                                                        -------  ------  ------
                                                           (IN THOUSANDS)
Accumulated through a charge to earnings:
  Balance at beginning of year......................... $10,614  13,458   4,833
  Provision for loan losses............................   2,103     998  10,200
  Charge-offs, net.....................................  (6,175) (3,842) (1,575)
                                                        -------  ------  ------
  Balance at end of year...............................   6,542  10,614  13,458
                                                        -------  ------  ------
Valuation allowance for portfolios acquired:
  Balance at beginning of year.........................   1,494     202     246
  Purchases............................................     294   1,308     --
  Charge-offs..........................................    (471)    --      --
  Reductions credited..................................     (26)    (16)    (44)
                                                        -------  ------  ------
  Balance at end of year...............................   1,291   1,494     202
                                                        -------  ------  ------
    Total allowance for loan losses.................... $ 7,833  12,108  13,660
                                                        =======  ======  ======

  Since 1990, the Company has purchased loans from independent parties in various transactions. In some cases, loans were purchased at a discount from par with a portion of such discount attributed to credit risk associated with the purchased loans. In such instances, as part of the acquisition, the Company has recorded a valuation allowance to reflect credit risk inherent in the purchased portfolio. Such valuation allowances have been specifically allocated to the corresponding assets purchased and are accounted for separately from the valuation allowances that have been accumulated through a charge to earnings. In addition, any discounts on purchased loans applicable to credit risk are separate and apart from discounts due to yield adjustments.

 Credit Risk and Concentration

  At June 30, 1996 and 1995, the principal balances of nonaccrual loans totaled $12.3 million and $11.5 million, respectively. The Company's nonaccrual policy requires that loans be placed on nonaccrual status after being delinquent 60 days or earlier if warranted. There were no accruing loans contractually past due 60 days or more at June 30, 1996 and 1995.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The gross amount of interest income on nonaccrual loans that would have been recorded during the years ended June 30, 1996, 1995 and 1994 if the nonaccrual loans had been current in accordance with their original terms was $1,100,000, $920,000 and $1,135,000, respectively. For the years ended June 30, 1996, 1995 and 1994, $565,000, $497,000 and $614,000, respectively, were actually earned on nonaccrual loans and are included in interest income on loans in the accompanying consolidated statements of operations.

  Effective July 1, 1995, the Company adopted No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 was subsequently amended by SFAS No. 118, "Accounting by Creditors for Impairment of Loan--Income Recognition and Disclosure." A loan is considered impaired when based on current circumstances and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Creditors are required to measure impairment of a loan based on any one of the following: (i) the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, (ii) an observable market price or (iii) the fair value of the loan's underlying collateral. The adoption of SFAS 114 and 118 did not result in additional charge-offs, provisions for loan losses or changes in previously reported earnings, primarily because of the Company's historical practice of measuring loan impairment based upon the fair value of the loan's underlying collateral property, which is an acceptable methodology under the provisions contained in SFAS 114 and 118.

  At June 30, 1996, the Company had a gross investment in impaired loans of $8.6 million, including $6.7 million for which allowances of $1.6 million had been recorded and $1.9 million for which no allowances were required. During the year ended June 30, 1996, the Company's average investment in impaired loans was $11.8 million and income recorded on impaired loans totaled $611,000, substantially all of which was recorded utilizing the cash-basis method of accounting. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. Impaired loans totaling $6.4 million were not performing in accordance with their contractual terms at June 30, 1996 and have been included in nonaccrual loans at that date.

  The Company has reached agreements with certain borrowers that provide for the restructuring of existing loans secured by income-producing properties. Restructurings are generally in the form of interest rate adjustments, extensions of maturities or deferred payments of principal or interest. At June 30, 1996, the Company had $234,000 of such loans which were modified prior to the implementation of SFAS 114 and which were performing in accordance with their modified terms. The Company accounts for such loans under the provision of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring," as permitted under SFAS 114.

  Substantially all of the Company's real estate loans are secured by properties located in Southern California.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(4) MORTGAGE-BACKED SECURITIES

  Summarized below are the carrying and estimated fair values of mortgage-backed securities:

                                         JUNE 30, 1996
                             -------------------------------------
                                        GROSS      GROSS
                             CARRYING UNREALIZED UNREALIZED  FAIR
                              VALUE     GAINS      LOSSES   VALUE
                             -------- ---------- ---------- ------
                                        (IN THOUSANDS)
Held to maturity:
  GNMA, FNMA and FHLMC
   securities............... $20,613      14        --      20,627
  Issued by other financial
   institutions.............   5,725      58        --       5,783
  Collateralized mortgage
   obligations..............  14,837     314        --      15,151
                             -------     ---        ---     ------
    Total................... $41,175     386        --      41,561
                             =======     ===        ===     ======

                                         JUNE 30, 1995
                             -------------------------------------
                                        GROSS      GROSS
                             CARRYING UNREALIZED UNREALIZED  FAIR
                              VALUE     GAINS      LOSSES   VALUE
                             -------- ---------- ---------- ------
                                        (IN THOUSANDS)
Held to maturity:
  FNMA and FHLMC securities. $13,264     290        --      13,554
  Issued by other financial
   institutions.............  11,194     --         (20)    11,174
  Collateralized mortgage
   obligations..............  15,535     368        --      15,903
                             -------     ---        ---     ------
    Total................... $39,993     658        (20)    40,631
                             =======     ===        ===     ======

  The remaining contractual principal maturities for mortgage-backed securities as of June 30, 1996, all held to maturity, are as follows:

                                   REMAINING CONTRACTUAL PRINCIPAL MATURITY
                                  -------------------------------------------------
                                   MATURITY   MATURITY 1    MATURITY     MATURITY
                                    WITHIN     YEAR TO     5 YEARS TO     AFTER
                           TOTAL    1 YEAR     5 YEARS      10 YEARS     10 YEARS
                          ------- ----------  ----------   ----------   -----------
                                            (IN THOUSANDS)
GNMA, FNMA and FHLMC
 securities.............  $20,613        --           --           794        19,819
Issued by other
 financial institutions.    5,725                                2,481         3,244
Collateralized mortgage
 obligations............   14,837        --         1,133          --         13,704
                          -------   --------   ----------   ----------   -----------
  Total.................  $41,175        --         1,133        3,275        36,767
                          =======   ========   ==========   ==========   ===========

  The mortgage-backed securities included in the above table have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.

  In November 1995, the FASB issued a Special Report as an aid in understanding and implementing SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Special Report included guidance that allowed the Company to review the appropriateness of the classifications of all securities held. Any reclassifications would be accounted for at fair value in accordance with SFAS No. 115. In accordance with the Special Report, during the second quarter of 1996, the Company transferred a $1.8 million mortgage-backed security from the held to maturity portfolio to the available for sale portfolio. This mortgage-backed security was subsequently sold.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  There were no mortgage-backed securities sold during 1995 and 1994.

  The collateralized mortgage obligations held at June 30, 1996 and 1995 represented nonequity interests in mortgage pass-through certificates (Class A-1) and were of investment grade.

  The Company had accrued interest receivable on mortgage-backed securities of $232,000 and $181,000 at June 30, 1996 and 1995, respectively, which is included in accrued interest receivable and other assets in the accompanying consolidated statements of financial condition.

(5) REAL ESTATE HELD FOR SALE

  The following is a summary of real estate held for sale, net of valuation allowances:

                                                                      JUNE 30
                                                                    ------------
                                                                     1996  1995
                                                                    ------ -----
                                                                        (IN
                                                                     THOUSANDS)
     Acquired through foreclosure.................................. $2,260 1,870
     Held for development..........................................    798   873
                                                                    ------ -----
                                                                    $3,058 2,743
                                                                    ====== =====

  Changes in the valuation allowance on real estate held for sale are summarized as follows:

                                                                    JUNE 30
                                                                ---------------
                                                                1996 1995 1994
                                                                ---- ---- -----
                                                                (IN THOUSANDS)
     Balance at beginning of year.............................. $175 115     95
     Additions charged to operations...........................  --   60     20
                                                                ---- ---  -----
     Balance at end of year.................................... $175 175    115
                                                                ==== ===  =====

  The following table summarizes real estate operations, net:

                                                                    JUNE 30
                                                                ---------------
                                                                1996 1995 1994
                                                                ---- ---- -----
                                                                (IN THOUSANDS)
     Net loss from operations:
     Real estate held for development.......................... $ 46   6     72
     Losses on sales and operations of foreclosed real estate
      owned....................................................  358  51    534
                                                                ---- ---  -----
                                                                 404  57    606
     Provisions for estimated losses...........................  --   60     20
     Write-downs...............................................  252 529    479
                                                                ---- ---  -----
     Real estate operations, net............................... $656 646  1,105
                                                                ==== ===  =====

(6) FEDERAL HOME LOAN BANK (FHLB) STOCK

  As a member of the FHLB System, the Association is required to own capital stock in the FHLB of San Francisco in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each year, or 5% of its outstanding borrowings from the FHLB of San Francisco. The Association was in compliance with this requirement with an investment in FHLB of San Francisco stock at June 30, 1996 and 1995 of $8.2 million and $4.7 million, respectively.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(7) OFFICE PREMISES AND EQUIPMENT

  The following is a summary of office premises and equipment, net:

                                                                      JUNE 30
                                                                   -------------
                                                                    1996   1995
                                                                   ------ ------
                                                                        (IN
                                                                    THOUSANDS)
     Land......................................................... $  720    720
     Buildings and leasehold improvements.........................  5,796  5,467
     Furniture, fixtures and equipment............................  4,496  4,227
                                                                   ------ ------
                                                                   11,012 10,414
     Less accumulated depreciation and amortization...............  6,836  6,422
                                                                   ------ ------
                                                                   $4,176  3,992
                                                                   ====== ======

  The Company recorded depreciation and amortization expense on premises, equipment and leasehold improvements of $675,000, $681,000 and $691,000 during 1996, 1995 and 1994, respectively.

(8) DEPOSITS

  The following is a summary of deposits:

                                         JUNE 30, 1996        JUNE 30, 1995
                                     --------------------- --------------------
                                       WEIGHTED              WEIGHTED
                                     AVERAGE RATE  AMOUNT  AVERAGE RATE AMOUNT
                                     ------------ -------- ------------ -------
                                               (DOLLARS IN THOUSANDS)
Money market deposits...............     3.39%    $ 72,269     4.04%     69,082
Passbook deposits...................     1.99       18,235     2.00      21,789
NOW and other demand deposits.......     1.10       25,059     1.08      22,214
Non-interest bearing demand
 deposits...........................      --         7,399      --        7,331
Certificates of deposit:
  3 months or less..................     5.73      106,440     5.17     102,561
  Over 3 through 6 months...........     5.59      106,576     5.82      86,723
  Over 6 through 12 months..........     5.48      109,616     6.10      57,671
  Over 12 months....................     5.96       66,923     6.24     113,787
                                                  --------              -------
                                         4.91     $512,517     5.08     481,158
                                         ====     ========     ====     =======

  The weighted average interest rate is based upon stated interest rates without giving consideration to daily compounding of interest or forfeiture of interest because of premature withdrawal.

  Certificates of deposit of $100,000 or more accounted for $66.1 million and $55.4 million of deposits at June 30, 1996 and 1995, respectively.

  At June 30, 1996 and 1995, the Company had accrued interest payable on deposits of $79,000 and $87,000, respectively, which is included in other liabilities in the accompanying consolidated statements of financial condition.

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  Deposits at June 30, 1996 mature as follows (in thousands):

      Immediately withdrawable........................................ $122,962
      Year ending June 30:
       1997...........................................................  322,632
       1998...........................................................   20,524
       1999...........................................................   13,852
       2000...........................................................   25,919
       2001 and thereafter............................................    6,628
                                                                       --------
                                                                       $512,517
                                                                       ========

  Interest expense by type of deposit account is summarized in the following table for the periods indicated:

                                                            YEAR ENDED JUNE 30
                                                           ---------------------
                                                            1996    1995   1994
                                                           ------- ------ ------
                                                              (IN THOUSANDS)
      Money market deposits............................... $ 3,000  1,794  1,038
      Passbook deposits...................................     418    500    745
      NOW and other demand deposits.......................     275    263    323
      Certificates of deposit.............................  21,396 17,755 14,772
                                                           ------- ------ ------
                                                           $25,089 20,312 16,878
                                                           ======= ====== ======

(9) FEDERAL HOME LOAN BANK ADVANCES

  Federal Home Loan Bank (FHLB) advances are summarized as follows:

                                                                   JUNE 30
                                                               ---------------
                                                                 1996    1995
                                                               -------- ------
                                                               (IN THOUSANDS)
   FHLB advances, due at various dates through 2003, with
    interest rates from 4.66% to 8.21% and a weighted average
    rate of 5.87% at June 30, 1996 and from 5.86% to 8.76% and a weighted average rate of 6.63% at June 30, 1995......... $135,300 63,950
                                                               ======== ======

  These advances are secured by the investment in stock of the FHLB and certain mortgage loans aggregating $216.3 million and $159.6 million at June 30, 1996 and 1995, respectively. At June 30, 1996, the amount of additional credit available from the FHLB was $55.6 million.

  The maturities of FHLB advances are as follows (in thousands):

      Year ending June 30:
       1997............................................................ $ 68,600
       1998............................................................   30,500
       1999............................................................    9,200
       2000............................................................   14,200
       2001 and thereafter.............................................   12,800
                                                                        --------
                                                                        $135,300
                                                                        ========

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(10) SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

  Securities sold under agreements to repurchase are summarized as follows:

                                                                   JUNE 30
                                                                --------------
                                                                 1996    1995
                                                                ------- ------
                                                                (IN THOUSANDS)
   Balance at year-end, due in September 1996 with an interest rate of 5.57% and 6.08% at June 30, 1996 and 1995,
    respectively                                                $   300 22,873
   Fair value.................................................      300 22,873
   Average amount outstanding during the year.................    8,283 11,342
   Maximum amount outstanding at any month-end................   17,146 23,848
                                                                ======= ======

  Securities sold under agreements to repurchase are secured by mortgage-backed securities and U.S. Government and Federal agency obligations with a carrying value of $1.5 million and $23.5 million at June 30, 1996 and 1995, respectively. The securities which are sold under agreements to repurchase do not remain under the control of the Company.

(11) INCOME TAXES

  Income taxes (benefit) for the fiscal years ended June 30, 1996, 1995 and 1994 are comprised of the following:

                                                        FEDERAL  STATE  TOTAL
                                                        -------  -----  ------
                                                           (IN THOUSANDS)
   Year ended June 30, 1996:
     Current........................................... $   961   205    1,166
     Deferred..........................................     960   447    1,407
                                                        -------  ----   ------
                                                        $ 1,921   652    2,573
                                                        =======  ====   ======
   Year ended June 30, 1995:
     Current........................................... $   159  (298)    (139)
     Deferred..........................................   1,067   339    1,406
                                                        -------  ----   ------
                                                        $ 1,226    41    1,267
                                                        =======  ====   ======
   Year ended June 30, 1994:
     Current........................................... $   298    82      380
     Deferred..........................................  (1,517) (476)  (1,993)
                                                        -------  ----   ------
                                                        $(1,219) (394)  (1,613)
                                                        =======  ====   ======

  A reconciliation from expected Federal income taxes to consolidated effective income taxes for the periods indicated follows. The statutory Federal income tax rate for all periods was 34.0%.

                                                         YEAR ENDED JUNE 30
                                                         ---------------------
                                                          1996   1995    1994
                                                         ------  -----  ------
                                                           (IN THOUSANDS)
Expected Federal income taxes (benefit)................. $2,088  1,220  (1,341)
Increases (decreases) in computed tax resulting from:
  State taxes, net of Federal benefit...................    430     27    (260)
  Interest earned on tax-exempt securities..............     (9)   (11)    (12)
  Fair value of ESOP shares over cost...................     88     41     --
  Other, net............................................    (24)   (10)    --
                                                         ------  -----  ------
                                                         $2,573  1,267  (1,613)
                                                         ======  =====  ======

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  Savings and loan associations that meet certain tests and other conditions prescribed by the Internal Revenue Code are allowed to deduct, within limitations, appropriations to tax bad debt reserves in arriving at Federal taxable income. Included in retained earnings of the Association at June 30, 1996 is approximately $10.9 million of bad debt deductions for which no provision for Federal income taxes has been made. The annual bad debt deduction, which is a preference item subject to minimum tax, was 8% for calendar years 1996, 1995 and 1994. If in the future these amounts are used for any purpose other than to absorb losses on bad debts, a tax liability will be imposed on the Association for these amounts at the then current income tax rates.

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1996 and 1995 are presented below:

                                                                 1996     1995
                                                                -------  ------
                                                                (IN THOUSANDS)
   Deferred tax assets:
     Loan valuation allowances................................. $ 2,105   2,892
     Subsidiaries..............................................     338     339
     State income taxes........................................     133     --
     Deferred compensation.....................................     593     412
     Amortization of core deposit..............................     201      95
     Gain on loan sales........................................      23      23
     Other.....................................................      85     229
                                                                -------  ------
       Total gross deferred tax assets.........................   3,478   3,990
                                                                -------  ------
   Deferred tax liabilities:
     State income taxes........................................     --      (74)
     Accrued interest income...................................    (834)   (175)
     Deferred loan fees........................................  (2,456) (2,263)
     FHLB stock dividends......................................  (1,251) (1,123)
     Accelerated tax depreciation..............................    (111)   (122)
                                                                -------  ------
       Total gross deferred tax liabilities....................  (4,652) (3,757)
                                                                -------  ------
       Net deferred tax asset (liability)...................... $(1,174)    233
                                                                =======  ======

  Deferred tax assets are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or tax credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carryback,
(2) future taxable income that will result from the reversal of existing taxable temporary differences and (3) future taxable income generated by future operations. Management believes that the above-described deferred tax assets are more likely than not to be realized and, accordingly, has not established a valuation allowance for the years ended June 30, 1996 and 1995.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(12) REGULATORY CAPITAL

  The Financial Institution Reform, Recovery and Enforcement Act of 1989 (FIRREA) and the capital regulations of the Office of Thrift Supervision (OTS) promulgated thereunder (Capital Regulations) established three capital requirements--a "leverage limit," a "tangible capital requirement" and a "risk-based capital requirement."

  These capital standards established by FIRREA are required, with certain exceptions, to be no less stringent than the capital standards applicable to national banks. The OTS may also establish, on a case-by-case basis, individual minimum capital requirements for a savings institution which vary from the requirements that would otherwise apply under the Capital Regulations. The OTS has not established such individual minimum capital requirements for the Association.

  The leverage limit currently included in the Capital Regulations requires a savings institution to maintain "core capital" of not less than 3% of adjusted total assets, which is the minimum limit permitted by FIRREA. "Core capital" generally includes common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock, including any related surplus and minority interests in the equity accounts of fully consolidated subsidiaries. Intangible assets (not including purchased mortgage servicing rights and qualifying supervisory goodwill as described below) must be deducted from core capital.

  The tangible capital requirement adopted by the OTS Director requires a savings institution to maintain "tangible capital" in an amount not less than 1.50% of adjusted total assets. "Tangible capital" means core capital, less any intangible assets (including supervisory goodwill) plus purchased mortgage servicing rights, subject to certain limitations.

  The risk-based capital requirements provide, among other things, that the capital ratios applicable to various classes of assets are to be adjusted to reflect the degree of defined credit risk deemed to be associated with such assets. In addition, the asset base for computing a savings institution's risk-based capital requirement includes off-balance sheet items, including letters of credit, and loans or other assets sold with subordination or recourse. Generally, the Capital Regulations require savings institutions to maintain "total capital" equal to 8.00% of risk-weighted assets. "Total capital" for these purposes consists of "core capital" and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt and, subject to certain limitations, loan and lease general valuation allowances. Such general valuation allowances can generally be included up to 1.25% of risk-weighted assets. At June 30, 1996, $5.7 million of the Association's general valuation allowance was included in supplementary capital. A savings institution's supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of that institution's core capital.

  The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) contains "prompt corrective action" provisions pursuant to which banks and savings institutions are to be classified into one of five categories based primarily upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require, subject to certain exceptions, the appropriate Federal banking agency to take prompt corrective action with respect to an institution which becomes "undercapitalized" and to take additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized."

  These provisions expand the powers and duties of the OTS and the FDIC and expressly authorize, or in many cases direct, regulatory intervention at an earlier date than was previously the case.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The OTS regulations implementing the "prompt corrective action" provisions of FDICIA define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total assets) of 6% or greater, has a core capital ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater and has a core capital ratio of 4% or greater (3% for certain highly rated institutions);
(iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8% or has either a Tier 1 risk-based or a core capital ratio that is less than 4%; (iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 7%, or has either a Tier 1 risk-based or a core capital ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" (defined in the prompt corrective action regulations to mean core capital plus cumulative perpetual preferred stock) is equal to or less than 2% of its total assets. The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from "well-capitalized" to "adequately capitalized," or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions application to the next lower category, for supervisory concerns. At June 30, 1996, the Association's regulatory capital was in excess of the amount necessary to be "well capitalized."

  The table below presents the Association's capital ratios as compared to the requirements under FIRREA at June 30, 1996 (dollars in thousands):

                          THE ASSOCIATION  CAPITAL REQUIREMENTS  EXCESS CAPITAL
                          ---------------- --------------------  --------------
   Tangible capital......  $54,650   7.67%     $10,681     1.50%    $43,969
   Core capital..........   54,650   7.67       21,362     3.00      33,288
   Risk-based capital....   60,367  12.74       37,919     8.00      22,448
                          ======== ======  =========== ========     =======

  A reconciliation between regulatory capital and GAAP capital for the Association at June 30, 1996 is presented below:

                                                    TANGIBLE   CORE    RISK-BASED
                                                    CAPITAL   CAPITAL   CAPITAL
                                                    --------  -------  ----------
                                                          (IN THOUSANDS)
   GAAP capital--originally reported to regulatory
    authorities in the Association consolidated
    financial statements........................... $55,220   55,220     55,220
   Regulatory capital adjustments:
     Investments in and advances to nonincludable
      subsidiary...................................    (271)    (271)      (271)
     Core deposit premium..........................    (299)    (299)      (299)
     General valuation allowances not to exceed
      1.25% of risk-weighted assets................     --       --       5,717
                                                    -------   ------     ------
       Regulatory capital..........................  54,650   54,650     60,367
   Minimum capital requirement.....................  10,681   21,362     37,919
                                                    -------   ------     ------
       Regulatory capital excess................... $43,969   33,288     22,448
                                                    =======   ======     ======

  During the third quarter of fiscal 1996, the Company received approval to repurchase in the open market up to 5% of the Company's outstanding stock or 197,000 shares. At June 30, 1996, a total of 164,000 shares had been repurchased at prices ranging from $12.90 to $14.60 per share.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  For the twelve months ended December 31, 1995, a total of 206,400 shares had been repurchased under a previous repurchase plan.

(13) RETIREMENT PLANS

 Defined Benefit Plan

  The Association maintains a noncontributory defined benefit pension plan (the Plan). Any employee becomes eligible to participate in the Plan upon attaining the age of 21 and completing one year of service during which they have served a minimum of 1,000 hours. The benefits are based on years of service and the three consecutive years of employment during which the participant earned the highest compensation. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Effective December 31, 1993, the Plan was frozen such that benefit calculations from January 1, 1994 forward are based on compensation only.

  The following table sets forth the Plan's funded status and amounts recognized in the Associations consolidated statements of financial condition:

                                                                  JUNE 30
                                                               ---------------
                                                                1996     1995
                                                               -------  ------
                                                               (IN THOUSANDS)
   Actuarial present value of benefit obligations:
     Vested benefit obligation...............................  $ 2,342   2,555
     Nonvested benefit obligation............................      107     176
                                                               -------  ------
       Accumulated benefit obligations.......................  $ 2,449   2,731
                                                               =======  ======
   Projected benefit obligation for service rendered to date.  $(2,941) (3,219)
   Plan assets, at fair value................................    2,824   2,813
                                                               -------  ------
       Excess of projected benefit obligation over Plan
        assets...............................................     (117)   (406)
   Items not yet recognized in earnings:
     Unrecognized net loss from past experience different
      from that assumed and effects of changes in
      assumptions............................................      437     669
     Unrecognized prior service cost being recognized........     (196)   (230)
     Unrecognized net transition asset at June 30, 1996 and
      1995 being amortized over approximately 15 years.......       (8)    (10)
       Prepaid pension cost..................................  $   116      23
                                                               =======  ======

  Net pension cost includes the following components:

                                                                     JUNE 30
                                                                   ------------
                                                                   1996   1995
                                                                   -----  -----
                                                                       (IN
                                                                   THOUSANDS)
   Service cost--benefits earned during the period................ $ --     --
   Interest cost on projected benefit obligation..................   224    231
   Actual return on Plan assets...................................  (217)  (240)
   Net amortization and deferral..................................   (16)    62
                                                                   -----  -----
       Net periodic pension cost.................................. $  (9)    53
                                                                   =====  =====

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The discount rate used in determining the actuarial present value of the benefit obligations was 7.75% and 7.50% as of June 30, 1996 and 1995, respectively. The rate used to determine the expected long-term rate of return on assets and the benefit obligations for the net pension cost was 7.5% and 7.0% at June 30, 1996 and 1995, respectively.

 Supplemental Executive Retirement Plan

  The Association has a supplemental executive defined benefit pension plan covering specified employees. The benefits are based on employee compensation and length of service and are offset by benefits provided by Social Security and the Company's other qualified retirement plans. During 1996, 1995 and 1994, the expense for this plan totaled $105,000, $162,000 and $103,000, respectively.

 Employee Stock Ownership Plan (ESOP)

  In December 1993, an ESOP was established for all employees who are age 21 or older and have completed one year of service with the Association during which they have served a minimum of 1,000 hours. The ESOP is internally leveraged and borrowed $3.1 million from the Company to purchase 414,000 shares of the common stock of Quaker City Bancorp, Inc. issued in the conversion. The loan will be repaid principally from the Associations discretionary contributions to the ESOP over a period of 10 years. At June 30, 1996 and 1995, the outstanding balance on the loan was $2.3 million and $2.6 million, respectively. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after five years of credited service. Vesting will accelerate upon retirement, death or disability of the participant or in the event of a change in control of the Association or the Company. Forfeitures will be reallocated among remaining participating employees, in the same proportion as contributions. Benefits may be payable upon death, retirement, early retirement, disability or separation from service. Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated. The expense related to the ESOP totaled $583,000, $470,000 and $179,000 for the fiscal years ended June 30, 1996, 1995 and 1994, respectively. At June 30, 1996 and 1995, unearned compensation related to the ESOP approximated $2.3 million and $2.6 million, respectively, and is shown as a reduction of stockholders equity in the accompanying consolidated statements of financial condition.


  The table below reflects ESOP activity for the periods indicated:

                                                               YEAR ENDED JUNE
                                                                     30
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
   Unallocated shares at beginning of period.................. 343,416  414,000
   Purchased shares...........................................     --       --
   Allocated.................................................. (43,266) (70,584)
                                                               -------  -------
   Unallocated shares at end of period........................ 300,150  343,416
                                                               =======  =======

  The fair value of unallocated ESOP shares totaled $4.1 million and $3.8 million at June 30, 1996 and 1995, respectively.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(14) INCENTIVE PLANS

 Recognition and Retention Plan (RRP)

  As part of the conversion, the Association adopted the RRP as a method of providing officers, employees and nonemployee directors of the Association with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Association. The Association contributed funds to the RRP to enable the trust to acquire, in the aggregate, 4% or 165,600 of the shares of common stock in the conversion. Under the RRP, awards are granted in the form of shares of common stock held by the RRP. These shares represent deferred compensation and have been accounted for as a reduction of stockholders equity. Shares allocated vest over a period of three to five years commencing on January 1, 1995 and continuing on each anniversary date thereafter. Awards are automatically vested upon a change in control of the Company or the Association. In the event that before reaching normal retirement, an officer, employee or director terminates service with the Company or the Association, that persons nonvested awards are forfeited.

  The expense related to the RRPs for the fiscal years ended June 30, 1996, 1995 and 1994 was approximately $327,000, $343,000 and $179,000, respectively.
At June 30, 1996 and 1995, unearned compensation related to the RRPs was approximately $393,000 and $720,000, respectively, and is shown as a reduction to stockholders equity in the accompanying consolidated statements of financial condition.

  The table below reflects RRP activity for the periods indicated:

                                                                 YEAR ENDED JUNE
                                                                       30
                                                                 ---------------
                                                                  1996    1995
                                                                 ------- -------
      Balance at beginning of period............................ 118,557 165,600
      Granted...................................................     --      --
      Exercised.................................................  43,242  47,043
                                                                 ------- -------
      Balance at end of period..................................  75,315 118,557
                                                                 ======= =======

 Stock Option Plans

  In 1994, the stockholders of the Company ratified two stock option plans, the 1993 Incentive Stock Option Plan (the Stock Plan) and the 1993 Stock Option Plan for Outside Directors (the Directors Plan). Both plans provide for the grant of options at an exercise price equal to the fair market value on the date of grant. The Stock Plan and the Directors Plan are intended to promote stock ownership by directors and selected officers and employees of the Company to increase their proprietary interest in the success of the Company and to encourage them to remain in the employ of the Company or its subsidiaries. Awards granted under the Stock Plan may include incentive stock options, nonstatutory options and limited rights which are exercisable only upon a change in control of the Association or the Company. Awards under the Directors Plan are nonstatutory options.

  The Directors Plan authorizes the granting of stock options for a total of 103,500 shares of common stock or 2.5% of the shares issued in the conversion. The Stock Plan authorizes the granting of stock options for a total of 310,500 shares of common stock or 7.5% of the shares issued in the conversion. All options granted under both plans in connection with the conversion were granted at an exercise price of $7.50 per share, which was the offering price of the common stock on the conversion date.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  All options granted under the Directors Plan became exercisable January 1, 1995; options granted to a subsequently elected outside director will become exercisable on the first business day of January following that date on which such subsequent outside director is qualified and first begins to serve as a director, provided, however, that in the event of death, disability, retirement or upon a change in control of the Company or the Association, all options previously granted would automatically become exercisable. Each option granted under the Directors Plan expires upon the earlier of ten years following the date of grant or one year following the date the optionee ceases to be a director.

  All options granted under the Stock Plan are exercisable in three equal annual installments commencing January 1, 1995 and continuing on each anniversary date thereafter. All options will be exercisable in the event of the optionees death, disability, retirement or upon a change in control of the Company or the Association. Each option granted under the Stock Plan may be exercisable for three months following the date on which the employee ceases to perform services for the Association or the Company, except that in the event of death, disability, retirement or upon a change in control of the Company or the Association, options may be exercisable for up to one year thereafter or such longer period as determined by the Company.

  The table below reflects option activity for the periods indicated:

                                                               YEAR ENDED JUNE
                                                                     30
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
      Balance at beginning of period.......................... 398,825  408,825
      Granted.................................................     --       --
      Exercised............................................... (34,000) (10,000)
                                                               -------  -------
      Balance at end of period................................ 364,825  398,825
                                                               =======  =======
      Options exercisable..................................... 261,325  191,825
                                                               =======  =======
      Remaining shares available for grant....................   5,175    5,175
                                                               =======  =======

(15) COMMITMENTS AND CONTINGENCIES

  The Company leases certain premises and equipment on a long-term basis. Some of these leases require the Company to pay property taxes and insurance. Lease expense was approximately $501,000 $473,000 and $355,000 in 1996, 1995 and
1994, respectively. Annual minimum lease commitments attributable to long-term leases at June 30, 1995 were (in thousands):

        Year ending June 30:
          1997............................................... $  355
          1998...............................................    227
          1999...............................................    194
          2000...............................................    170
          2001...............................................    155
          Thereafter through 2005............................    290
                                                              ------
                                                              $1,391
                                                              ======

  At June 30, 1996 and 1995, the Company had approved commitments to originate loans of approximately $26.7 million and $29.9 million, respectively, substantially all of which were for adjustable rate one to four unit residential loans and multifamily residential loans. Commitments to

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company minimizes its exposure to loss under these commitments by requiring that customers meet certain conditions prior to disbursing funds. At June 30, 1996, the commitments to extend credit approximate fair value. The amount of collateral, if any, is based on a credit evaluation of the borrower and generally involves residential real estate.

  At June 30, 1996 and 1995, the Company had commitments to sell loans of $2.9 million and $723,000, respectively, which are included in loans held for sale. There were commitments to purchase loans of $292,000 at June 30, 1996. There were no commitments to purchase loans at June 30, 1995. The Company had no commitments to sell investment securities or mortgage-backed securities at June 30, 1996 and 1995. There were commitments to purchase investment securities of $1.4 million at June 30, 1996.

  The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

(16) LOAN SERVICING AND SALE ACTIVITIES

  Loan servicing and sale activities are summarized as follows:

                                                   AT OR FOR THE YEAR ENDED
                                                           JUNE 30
                                                   --------------------------
                                                     1996     1995     1994
                                                   --------  -------  -------
                                                        (IN THOUSANDS)
   Statement of financial condition information--
    loans receivable held for sale................ $  2,890    1,666    5,415
                                                   ========  =======  =======
   Statement of operations information:
     Loan servicing fees.......................... $    715      696      745
     Gain on sale of loans held for sale..........      175       86      511
                                                   ========  =======  =======
   Statement of cash flows information:
     Loans originated for sale.................... $(28,922) (12,214) (47,554)
     Sale of loans held for sale..................   27,662   10,321   54,869
                                                   ========  =======  =======

  The Company originates mortgage loans, which depending upon whether the loans meet the Company's investment objectives, may be sold in the secondary market or to other private investors. The servicing of these loans may or may not be retained by the Company. Direct origination and servicing costs for loan servicing and sale activities cannot be presented as these operations are integrated with and not separable from the origination and servicing of portfolio loans and, as a result, cannot be accurately estimated.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(17) CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP

  Quaker City Bancorp, Inc. was incorporated under Delaware law in September 1993 for the purpose of acquiring and holding all of the outstanding capital stock of Quaker City Federal Savings and Loan Association as part of the Association's conversion from a Federally chartered mutual savings association to a Federally chartered stock savings association. On December 30, 1993, the Association became a wholly owned subsidiary of the Company. In connection with the conversion, Quaker City Bancorp, Inc. issued and sold to the public 4,140,000 shares of its common stock (par value $.01 per share) at a price of $7.50 per share. The proceeds, net of $1.9 million in conversion costs, received by the Company from the conversion (before deduction of $4.3 million to fund employee benefit plans) amounted to $29.1 million. The Company retained 65% of the net proceeds and used the remaining net proceeds to purchase the capital stock of the Association. The financial position of Quaker City Bancorp, Inc. (parent company only) as of June 30, 1996 and 1995 and the results of its operations from the date of conversion to June 30, 1996 are presented in note 18. Earnings per share data as presented in the consolidated statements of operations are based on actual operating results from the date of conversion to June 30, 1996. Shares purchased on behalf of the RRP are considered outstanding in the calculation of earnings per share. Shares purchased on behalf of the ESOP are considered outstanding as they are committed to be released. Prior to the completion of the conversion, Quaker City Bancorp, Inc. had no assets or liabilities and did not conduct any business other than of an organizational nature.

  At the time of the conversion, the Association established a liquidation account in the amount of $41,837,000 which was equal to its total retained earnings as of September 30, 1993. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Association after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

  The Association may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholder's equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(18) PARENT COMPANY CONDENSED FINANCIAL INFORMATION

  This information should be read in conjunction with the other notes to the consolidated financial statements. The following are the condensed financial statements for Quaker City Bancorp, Inc. (parent company only) as of June 30, 1996 and 1995 and for the partial year beginning December 30, 1993 (date of conversion) to June 30, 1994.

        STATEMENTS OF FINANCIAL CONDITION

                                                                     JUNE 30
                                                                  --------------
                                                                   1996    1995
                                                                  ------- ------
                                                                  (IN THOUSANDS)
                      ASSETS

Cash............................................................. $   187     71
Other short-term investments.....................................   1,300    --
Investment securities held to maturity...........................   8,395  6,365
Investment securities available for sale.........................     --     150
Mortgage-backed securities held to maturity......................     496  5,491
Investment in subsidiaries.......................................  57,609 54,203
Other assets.....................................................     109    220
                                                                  ------- ------
                                                                  $68,096 66,500
                                                                  ======= ======

       LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities--other liabilities................................... $   170     59
Stockholders' equity.............................................  67,926 66,441
                                                                  ------- ------
                                                                  $68,096 66,500
                                                                  ======= ======

             STATEMENTS OF OPERATIONS

                                               YEAR ENDED JUNE 30 DECEMBER 30,
                                               -------------------   1993 TO
                                                 1996      1995   JUNE 30, 1994
                                               --------- ----------------------
                                                        (IN THOUSANDS)
Interest income............................... $     962      981       360
Interest expense..............................       --        71        11
Other income..................................        41       15       --
Other expense.................................       284      310       157
Income taxes..................................       297      253       109
                                               --------- --------    ------
  Earnings before equity in earnings of
   subsidiaries...............................       422      362        83
Equity in earnings (loss) of subsidiaries.....     3,147    1,959    (2,828)
                                               --------- --------    ------
  Net earnings (loss)......................... $   3,569    2,321    (2,745)
                                               ========= ========    ======

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                 YEAR ENDED JUNE
                                                       30          DECEMBER 30,
                                                 ----------------     1993 TO
                                                  1996     1995    JUNE 30, 1994
                                                 -------  -------  -------------
                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss)..........................  $ 3,569    2,321      (2,745)
                                                 -------  -------     -------
  Adjustments to reconcile net earnings (loss)
   to cash provided by operating activities:
    Equity in (earnings) loss of subsidiaries..   (3,147)  (1,959)      2,828
    Amortization...............................      192       53          30
    (Increase) decrease in other assets........      111      396        (616)
    Increase (decrease) in other liabilities...      111      (67)        126
    Other......................................      267      677         412
                                                 -------  -------     -------
      Total adjustments........................   (2,466)    (900)      2,780
                                                 -------  -------     -------
      Net cash provided by operating
       activities..............................    1,103    1,421          35
                                                 -------  -------     -------
Cash flows from investing activities:
  Purchases of investment securities held to
   maturity....................................  (11,998)  (1,879)    (14,564)
  Proceeds from maturity of investment
   securities held to maturity.................    9,965    8,000       2,000
  Principal payments on MBS held to maturity...    5,190      522         --
  Purchases of investment securities available
   for sale....................................   (2,400)  (5,580)     (6,920)
  Sale of investment securities available for
   sale........................................    2,550    5,900       6,450
  Purchases of MBS available for sale..........      --       --       (6,056)
  Purchase of outstanding stock of
   subsidiaries................................      --       --      (12,704)
                                                 -------  -------     -------
      Net cash provided (used) by investing
       activities..............................    3,307    6,963     (31,794)
                                                 -------  -------     -------
Cash flows from financing activities:
  Net proceeds from the issuance of common
   stock.......................................      --       --       24,777
  Proceeds from other borrowings...............      --    20,118       7,019
  Repayment of other borrowings................      --   (27,137)        --
  Repurchase of stock..........................   (3,249)  (1,406)        --
  Proceeds from exercise of stock options......      255       75         --
                                                 -------  -------     -------
      Net cash provided (used) by financing
       activities..............................   (2,994)  (8,350)     31,796
                                                 -------  -------     -------
      Net increase in cash and cash
       equivalents.............................    1,416       34          37
Cash and cash equivalents, beginning of period.       71       37         --
                                                 -------  -------     -------
Cash and cash equivalents, end of period.......  $ 1,487       71          37
                                                 =======  =======     =======

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(19) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                               THREE MONTHS ENDED
                                  ----------------------------------------------
                                  JUNE 30,  MARCH 31, DECEMBER 31, SEPTEMBER 30,
                                    1996      1996        1995         1995
                                  --------  --------- ------------ -------------
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net interest income.............. $ 5,858     5,520      5,265         4,852
Provision for loan losses........     802       600        500           201
Other income.....................     733       666        591           499
Other expense....................   3,996     3,998      3,936         3,809
                                  -------    ------      -----         -----
  Earnings before income taxes...   1,793     1,588      1,420         1,341
Income taxes.....................     763       655        589           566
                                  -------    ------      -----         -----
  Net earnings................... $ 1,030       933        831           775
                                  =======    ======      =====         =====
Net earnings per share........... $   .27       .24        .21           .20
                                  =======    ======      =====         =====
                                               THREE MONTHS ENDED
                                  ----------------------------------------------
                                  JUNE 30,  MARCH 31, DECEMBER 31, SEPTEMBER 30,
                                    1995      1995        1994         1994
                                  --------  --------- ------------ -------------
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net interest income.............. $ 4,608     4,363      4,263         4,305
Provision for loan losses........     203       --         400           395
Other income.....................     574       459        472           575
Other expense....................   3,707     3,995      3,692         3,639
                                  -------    ------      -----         -----
  Earnings before income taxes...   1,272       827        643           846
Income taxes.....................     516       264        124           363
                                  -------    ------      -----         -----
  Net earnings................... $   756       563        519           483
                                  =======    ======      =====         =====
Net earnings per share........... $   .19       .15        .14           .12
                                  =======    ======      =====         =====
                                               THREE MONTHS ENDED
                                  ----------------------------------------------
                                  JUNE 30,  MARCH 31, DECEMBER 31, SEPTEMBER 30,
                                    1994      1994        1993         1993
                                  --------  --------- ------------ -------------
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net interest income.............. $ 4,697     4,519      4,233         4,381
Provision for loan losses........   4,000     3,501      1,007         1,692
Other income.....................     734       649        736           737
Other expense....................   3,992     3,748      3,264         3,426
                                  -------    ------      -----         -----
  Earnings (loss) before income
   taxes.........................  (2,561)   (2,081)       698           --
Income taxes (benefit)...........  (1,056)     (839)      (285)           (3)
                                  -------    ------      -----         -----
  Net earnings (loss)............ $(1,505)   (1,242)       413             3
                                  =======    ======      =====         =====
Net earnings (loss) per share.... $  (.36)     (.30)       N/A           N/A
                                  =======    ======      =====         =====

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(20) FAIR VALUE OF FINANCIAL INSTRUMENTS

  Pursuant to the requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosure about Derivative Financial Instruments," the Company has included information about the fair values of the Company's financial instruments, whether or not such instruments are recognized in the accompanying consolidated statements of financial condition. In cases where quoted market prices are not available, fair values are estimated based upon discounted cash flows. Those techniques are significantly affected by the assumptions utilized, including the assumed discount rates and estimates of future cash flows. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale or other disposition of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. All components of accrued interest receivable and payable are presumed to have approximately equal book and fair values because the periods over which such amounts are realized are relatively short. As a result of the assumptions utilized, the aggregate fair value estimates presented herein do not necessarily represent the Company's aggregate underlying fair value.

  The fair values of investment securities and MBS are generally obtained from market bids for similar or identical securities, or are obtained from quotes from independent security brokers or dealers.

  Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as one to four units, multifamily, commercial real estate and other. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

  The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the contractual term of the loans to maturity, adjusted for estimated prepayments.

  Fair value for nonperforming loans is based on discounting of cash flows. Estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

  The fair values of deposits are estimated based upon the type of deposit product. Demand and money market deposits are presumed to have equal book and fair values. The estimated fair values of time deposits are determined by discounting the cash flows of segments of deposits having similar maturities and rates, utilizing a yield curve that approximated the rates offered as of the reporting date. No value has been estimated for the Companys long-term relationships with depositors (commonly known as the core deposit premium) since such intangible asset is not a financial instrument pursuant to the definitions contained in SFAS No. 107.

  The fair values of commitments to extend credit are based on rates for similar transactions as of the reporting date.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The following table presents the carrying amounts and fair values of the Company's financial instruments at the dates indicated. See note 1 to the consolidated financial statements for a discussion of the accounting policies followed in determining fair value information:

                                                           JUNE 30
                                              ---------------------------------
                                                    1996             1995
                                              ---------------- ----------------
                                              CARRYING  FAIR   CARRYING  FAIR
                                               VALUE    VALUE   VALUE    VALUE
                                              -------- ------- -------- -------
                                                       (IN THOUSANDS)
Assets:
  Cash and due from banks.................... $  2,184   2,184   2,430    2,430
  Interest-bearing deposits..................    4,984   4,984   7,468    7,468
  Federal funds sold and other short-term
   investments                                   6,400   6,400   9,450    9,450
  Investment securities......................   37,419  36,808  23,898   23,920
  Investment securities available for sale...      --      --      150      150
  Loans receivable, net......................  607,672 603,340 537,478  552,425
  Loans receivable held for sale.............    2,890   2,890   1,666    1,671
  Mortgage-backed securities.................   41,175  41,561  39,993   40,631
  Federal Home Loan Bank stock...............    8,151   8,151   4,736    4,736
                                                           JUNE 30
                                              ---------------------------------
                                                    1996             1995
                                              ---------------- ----------------
                                              CARRYING  FAIR   CARRYING  FAIR
                                               VALUE    VALUE   VALUE    VALUE
                                              -------- ------- -------- -------
                                                       (IN THOUSANDS)
Liabilities:
  Deposits................................... $512,517 513,460 481,158  485,380
  Federal Home Loan Bank advances............  135,300 134,599  63,950   64,083
  Securities sold under agreements to
   repurchase................................      300     300  22,873   22,873
Off-balance sheet:
  Commitments to extend credit...............      --   26,704     --    29,938
  Loans sold with recourse (including bond
   loans)....................................      --    6,965     --     3,270
                                              ======== ======= =======  =======

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Incorporated herein by this reference is the information set forth in the sections entitled "DIRECTORS AND EXECUTIVE OFFICERS--Directors" and "-- Executive Officers" and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE contained in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders (the "1996 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated herein by this reference is the information set forth in the sections entitled "COMPENSATION AND OTHER INFORMATION" and "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" contained in the 1996 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by this reference is the information set forth in the sections entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "SECURITY OWNERSHIP OF MANAGEMENT" contained in the 1996 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by this reference is the information set forth in the section entitled "RELATED PARTY TRANSACTIONS" contained in the 1996 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A)(1) FINANCIAL STATEMENTS

                                                                           PAGE
                                 DESCRIPTION                               NO.
                                 -----------                               ----
   Independent Auditors' Report........................................... 54
   Consolidated Statements of Financial Condition at June 30, 1996 and
    1995.................................................................. 55
   Consolidated Statements of Operations for Each of the Years in the
    Three-Year Period Ended June 30, 1996................................. 56
   Consolidated Statements of Stockholders' Equity for Each of the Years
    in the Three-Year Period Ended June 30, 1996.......................... 57
   Consolidated Statements of Cash Flows for Each of the Years in the
    Three-Year Period Ended June 30, 1996................................. 58
   Notes to Consolidated Financial Statements............................. 60

  (A)(2) FINANCIAL STATEMENT SCHEDULES

  All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

  (A)(3) EXHIBITS

 EXHIBIT
  NUMBER                               DESCRIPTION
 -------                               -----------
    3.1   Certificate of Incorporation of Quaker City Bancorp, Inc.(1)
    3.2   Bylaws of Quaker City Bancorp, Inc.(1)
   10.1   Quaker City Bancorp, Inc. 1993 Incentive Stock Option Plan.*(1)
          Quaker City Bancorp, Inc. 1993 Stock Option Plan for Outside
   10.2   Directors.*(1)
   10.3   Quaker City Federal Savings and Loan Association Recognition and
          Retention Plan for Officers and Employees.*(1)
   10.4   Quaker City Federal Savings and Loan Association Recognition and
          Retention Plan for Outside Directors.*(1)
   10.5   Employment Agreements between Quaker City Bancorp, Inc. and Quaker
          City Federal Savings and Loan Association, respectively, and J.L.
          Thomas as of January 1, 1994 and as amended to September 27, 1994, respectively.*(1)
   10.5.1 Quaker City Federal Savings and Loan Association Three Year
          Employment Agreement Renewal and Extension Acknowledgment between
          Quaker City Federal Savings and Loan Association and J.L. Thomas
          dated June 23, 1995*(2)
   10.5.2 Employment Agreements between Quaker City Bancorp, Inc. and Quaker
          City Federal Savings and Loan Association, respectively, and J.L.
          Thomas as of July 1, 1996*
   10.6   Employment Agreements between Quaker City Bancorp, Inc. and Quaker
          City Federal Savings and Loan Association, respectively, and
          Frederic R. McGill as of January 1, 1994 and as amended to
          September 27, 1994, respectively.*(1)
   10.6.1 Quaker City Federal Savings and Loan Association Two Year Employment
          Agreement Renewal and Extension Acknowledgment between Quaker City
          Federal Savings and Loan Association and Frederick R. McGill dated
          June 23, 1995*(2)
   10.6.2 Employment Agreements between Quaker City Bancorp, Inc. and Quaker
          City Federal Savings and Loan Association, respectively, and
          Frederic R. McGill as of July 1, 1996*

 EXHIBIT
  NUMBER                               DESCRIPTION
 -------                               -----------
 10.7     Change-in-Control Agreements between Quaker City Bancorp, Inc. and
          Quaker City Federal Savings and Loan Association, respectively, and
          Dwight L. Wilson as of January 1, 1994 and as amended to
          September 27, 1994, respectively.*(1)
 10.7.1   Quaker City Federal Savings and Loan Association Change in Control
          Agreement Renewal and Extension Acknowledgment between Quaker City
          Federal Savings and Loan Association and Dwight L. Wilson dated
          September 7, 1995*(2)
 10.7.2   Quaker City Federal Savings and Loan Association Change in Control
          Agreement Renewal and Extension Acknowledgment between Quaker City
          Federal Savings and Loan Association and Dwight L. Wilson dated
          July 1, 1996*
 10.8     Change-in-Control Agreements between Quaker City Bancorp, Inc. and
          Quaker City Federal Savings and Loan Association, respectively, and
          Harold L. Rams as of January 1, 1994 and as amended to
          September 27, 1994, respectively.*(1)
 10.8.1   Quaker City Federal Savings and Loan Association Change in Control
          Agreement Renewal and Extension Acknowledgment between Quaker City
          Federal Savings and Loan Association and Harold Rams dated July 1,
          1995*(2)
 10.8.2   Quaker City Federal Savings and Loan Association Change in Control
          Agreement Renewal and Extension Acknowledgment between Quaker City
          Federal Savings and Loan Association and Harold Rams dated
          July 1, 1996*
 10.9     Change-in-Control Agreements between Quaker City Bancorp, Inc. and
          Quaker City Federal Savings and Loan Association, respectively, and
          Kathryn M. Hennigan as of January 1, 1994 and as amended to
          September 27, 1994, respectively.*(1)
 10.9.1   Quaker City Federal Savings and Loan Association Change in Control
          Agreement Renewal and Extension Acknowledgment between Quaker City
          Federal Savings and Loan Association and Kathryn M. Hennigan dated
          July 1, 1995*(2)
 10.9.2   Quaker City Federal Savings and Loan Association Change in Control
          Agreement Renewal and Extension Acknowledgment between Quaker City
          Federal Savings and Loan Association and Kathryn M. Hennigan dated
          July 1, 1996*
 10.10    Change-in-Control Agreements between Quaker City Bancorp, Inc. and
          Quaker City Federal Savings and Loan Association, respectively, and
          Karen A. Tannheimer as of January 1, 1994 and as amended to
          September 27, 1994, respectively.*(1)
 10.10.1  Quaker City Federal Savings and Loan Association Change in Control
          Agreement Renewal and Extension Acknowledgment between Quaker City
          Federal Savings and Loan Association and Karen A. Tannheimer dated
          June 23, 1995*(2)
 10.10.2  Quaker City Federal Savings and Loan Association Change in Control
          Agreement Renewal and Extension Acknowledgment between Quaker City
          Federal Savings and Loan Association and Karen A. Tannheimer dated
          July 1, 1996*
 10.11    Change-in-Control Agreements between Quaker City Bancorp, Inc. and
          Quaker City Federal Savings and Loan Association, respectively, and
          Robert C. Teeling as of January 1, 1994 and as amended to
          September 27, 1994, respectively.*(1)
 10.11.1  Quaker City Federal Savings and Loan Association Change in Control
          Agreement Renewal and Extension Acknowledgment between Quaker City
          Federal Savings and Loan Association and Robert C. Teeling dated
          July 1, 1995*(2)
 10.11.2  Quaker City Federal Savings and Loan Association Change in Control
          Agreement Renewal and Extension Acknowledgment between Quaker City
          Federal Savings and Loan Association and Robert C. Teeling dated
          July 1, 1996*

  EXHIBIT
  NUMBER                                DESCRIPTION
  -------                               -----------
  10.12    The Quaker City Federal Savings and Loan Association Supplemental
           Executive Retirement Plan.*(1)
  10.13    Quaker City Federal Savings Association Employee Stock Ownership
           Trust Loan and Security Agreement between California Central Trust
           Bank, as trustee (the "Trustee") and
           Quaker City Bancorp, Inc. dated as of December 30, 1993 and related
           Promissory Note and Security Agreement Re Instruments or Negotiable
           Documents to be Deposited of the Trustee dated December 30, 1993.(1)
 **11.1    Statement Regarding Computation of Earnings Per Share
 **21      Subsidiaries of Quaker City Bancorp, Inc.
   23      Consent of KPMG Peat Marwick LLP
   27      Financial Data Schedule

- --------
 * Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.
** Reproduced herein for the reader's convenience.
(1) Incorporated by reference to the corresponding exhibit to the Registrant's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1994.
(2) Incorporated by reference to the corresponding exhibit to the Registrant's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1995.

  (B) REPORTS ON FORM 8-K

  None.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          QUAKER CITY BANCORP, INC.,
                                          a Delaware corporation


                                          By:  /s/ Frederic R. McGill
                                            ___________________________________
                                                      Frederic R. McGill
                                              President and Chief Executive
                                                         Officer

DATE: September 27, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                       TITLE                   DATE
             ---------                       -----                   ----
  /s/      J. L. Thomas                                       September 27, 1996
 ----------------------------------
            J. L. Thomas             Chairman of the Board
 /s/     Frederic R. McGill                                   September 27, 1996
 ----------------------------------
         Frederic R. McGill         Director, President and
                                    Chief Executive Officer
                                      (Principal Executive
                                            Officer)
 /s/     Dwight L. Wilson                                     September 27, 1996
 ----------------------------------
          Dwight L. Wilson           Senior Vice President,
                                         Treasurer and
                                    Chief Financial Officer
                                      (Principal Financial
                                            Officer)
                                     (Principal Accounting
                                            Officer)
 /s/      David T. Cannon                                     September 27, 1996
 ----------------------------------
          David T. Cannon                   Director
 /s/     Wayne L. Harvey                                      September 27, 1996
 ----------------------------------
          Wayne L. Harvey                   Director
 /s/      Edward L. Miller                                    September 27, 1996
 ----------------------------------
          Edward L. Miller                  Director
 /s/     David K. Leichtfuss                                  September 27, 1996
 ----------------------------------
        David K. Leichtfuss                 Director
 /s/     Alfred J. Gobar                                      September 27, 1996
 ----------------------------------
          Alfred J. Gobar                   Director

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                               DESCRIPTION
  -------                              -----------
   3.1     Certificate of Incorporation of Quaker City Bancorp, Inc.(1)
   3.2     Bylaws of Quaker City Bancorp, Inc.(1)
  10.1     Quaker City Bancorp, Inc. 1993 Incentive Stock Option Plan.*(1)
           Quaker City Bancorp, Inc. 1993 Stock Option Plan for Outside
  10.2     Directors.*(1)
  10.3     Quaker City Federal Savings and Loan Association Recognition and
           Retention Plan for Officers and Employees.*(1)
  10.4     Quaker City Federal Savings and Loan Association Recognition and
           Retention Plan for Outside Directors.*(1)
  10.5     Employment Agreements between Quaker City Bancorp, Inc. and Quaker
           City Federal Savings and Loan Association, respectively, and J.L.
           Thomas as of January 1, 1994 and as amended to September 27, 1994, respectively.*(1)
  10.5.1   Quaker City Federal Savings and Loan Association Three Year
           Employment Agreement Renewal and Extension Acknowledgment between
           Quaker City Federal Savings and Loan Association and J.L. Thomas
           dated June 23, 1995*(2)
  10.5.2   Employment Agreements between Quaker City Bancorp, Inc. and Quaker
           City Federal Savings and Loan Association, respectively, and J.L.
           Thomas as of July 1, 1996*
  10.6     Employment Agreements between Quaker City Bancorp, Inc. and Quaker
           City Federal Savings and Loan Association, respectively, and
           Frederic R. McGill as of January 1, 1994 and as amended to
           September 27, 1994, respectively.*(1)
  10.6.1   Quaker City Federal Savings and Loan Association Two Year
           Employment Agreement Renewal and Extension Acknowledgment between
           Quaker City Federal Savings and Loan Association and Frederick R.
           McGill dated June 23, 1995*(2)
  10.6.2   Employment Agreements between Quaker City Bancorp, Inc. and Quaker
           City Federal Savings and Loan Association, respectively, and
           Frederic R. McGill as of July 1, 1996*
  10.7     Change-in-Control Agreements between Quaker City Bancorp, Inc. and
           Quaker City Federal Savings and Loan Association, respectively, and
           Dwight L. Wilson as of January 1, 1994 and as amended to
           September 27, 1994, respectively.*(1)
  10.7.1   Quaker City Federal Savings and Loan Association Change in Control
           Agreement Renewal and Extension Acknowledgment between Quaker City
           Federal Savings and Loan Association and Dwight L. Wilson dated
           September 7, 1995*(2)
  10.7.2   Quaker City Federal Savings and Loan Association Change in Control
           Agreement Renewal and Extension Acknowledgment between Quaker City
           Federal Savings and Loan Association and Dwight L. Wilson dated
           July 1, 1996*
  10.8     Change-in-Control Agreements between Quaker City Bancorp, Inc. and
           Quaker City Federal Savings and Loan Association, respectively, and
           Harold L. Rams as of January 1, 1994 and as amended to
           September 27, 1994, respectively.*(1)
  10.8.1   Quaker City Federal Savings and Loan Association Change in Control
           Agreement Renewal and Extension Acknowledgment between Quaker City
           Federal Savings and Loan Association and Harold Rams dated July 1,
           1995*(2)
  10.8.2   Quaker City Federal Savings and Loan Association Change in Control
           Agreement Renewal and Extension Acknowledgment between Quaker City
           Federal Savings and Loan Association and Harold Rams dated July 1,
           1996*

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                               DESCRIPTION
  -------                              -----------
  10.9     Change-in-Control Agreements between Quaker City Bancorp, Inc. and
           Quaker City Federal Savings and Loan Association, respectively, and
           Kathryn M. Hennigan as of January 1, 1994 and as amended to
           September 27, 1994, respectively.*(1)
  10.9.1   Quaker City Federal Savings and Loan Association Change in Control
           Agreement Renewal and Extension Acknowledgment between Quaker City
           Federal Savings and Loan Association and Kathryn M. Hennigan dated
           July 1, 1995*(2)
  10.9.2   Quaker City Federal Savings and Loan Association Change in Control
           Agreement Renewal and Extension Acknowledgment between Quaker City
           Federal Savings and Loan Association and Kathryn M. Hennigan dated
           July 1, 1996*
  10.10    Change-in-Control Agreements between Quaker City Bancorp, Inc. and
           Quaker City Federal Savings and Loan Association, respectively, and
           Karen A. Tannheimer as of January 1, 1994 and as amended to
           September 27, 1994, respectively.*(1)
  10.10.1  Quaker City Federal Savings and Loan Association Change in Control
           Agreement Renewal and Extension Acknowledgment between Quaker City
           Federal Savings and Loan Association and Karen A. Tannheimer dated
           June 23, 1995*(2)
  10.10.2  Quaker City Federal Savings and Loan Association Change in Control
           Agreement Renewal and Extension Acknowledgment between Quaker City
           Federal Savings and Loan Association and Karen A. Tannheimer dated
           July 1, 1996*
  10.11    Change-in-Control Agreements between Quaker City Bancorp, Inc. and
           Quaker City Federal Savings and Loan Association, respectively, and
           Robert C. Teeling as of January 1, 1994 and as amended to
           September 27, 1994, respectively.*(1)
  10.11.1  Quaker City Federal Savings and Loan Association Change in Control
           Agreement Renewal and Extension Acknowledgment between Quaker City
           Federal Savings and Loan Association and Robert C. Teeling dated
           July 1, 1995*(2)
  10.11.2  Quaker City Federal Savings and Loan Association Change in Control
           Agreement Renewal and Extension Acknowledgment between Quaker City
           Federal Savings and Loan Association and Robert C. Teeling dated
           July 1, 1996*
  10.12    The Quaker City Federal Savings and Loan Association Supplemental
           Executive Retirement Plan.*(1)
  10.13    Quaker City Federal Savings Association Employee Stock Ownership
           Trust Loan and Security Agreement between California Central Trust
           Bank, as trustee (the "Trustee") and Quaker City Bancorp, Inc.
           dated as of December 30, 1993 and related Promissory Note and
           Security Agreement Re Instruments or Negotiable Documents to be
           Deposited of the Trustee dated December 30, 1993.(1)
  11.1     Statement Regarding Computation of Earnings Per Share
  21       Subsidiaries of Quaker City Bancorp, Inc.
  23       Consent of KPMG Peat Marwick LLP
  27       Financial Data Schedule

- --------
 * Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.
(1) Incorporated by reference to the corresponding exhibit to the Registrant's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1994.
(2) Incorporated by reference to the corresponding exhibit to the Registrant's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1995.