Form 10-Q
period 1996-09-30
QUAKER CITY BANCORP INC
filed 1996-11-14
CIK 912465

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996
                                    ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________

                        Commission file number: 0-22528


                           QUAKER CITY BANCORP, INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                              95-4444221
--------                                                              ----------
(State or other jurisdiction of                                 (I.R.S. employer
incorporation or organization)                               identification no.)

7021 Greenleaf Avenue, Whittier, California                                90602
---------------------------------------------                              -----
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

                        YES  [X]     NO  [ ]

Number of shares outstanding of the registrant's sole class of common stock at November 13, 1996: 3,820,600

                           QUAKER CITY BANCORP, INC.
                                     INDEX

PART  I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition (unaudited)
          as of September 30, 1996 and June 30, 1996.........................3

          Consolidated Statements of Operations (unaudited) for the
          Three Months Ended September 30, 1996 and 1995.....................4

          Consolidated Statements of Cash Flows (unaudited) for the
          Three Months Ended September 30, 1996 and 1995.....................5

          Notes to Consolidated Financial Statements.........................7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................8

PART II.  OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K..................................16

                           QUAKER CITY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   UNAUDITED
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               SEPTEMBER 30,     JUNE 30,
                                                                                   1996            1996
                                                                               -------------    ---------
ASSETS
  Cash and due from banks..................................................    $       7,932    $   2,184
  Interest-bearing deposits................................................               --        4,984
  Federal funds sold and other short-term investments......................            5,379        6,400
  Investment securities held to maturity...................................           38,241       37,419
  Loans receivable, net....................................................          620,677      607,672
  Loans receivable held for sale...........................................            1,465        2,890
  Mortgage-backed securities held to maturity..............................           41,154       41,175
  Real estate held for sale................................................            3,741        3,058
  Federal Home Loan Bank stock, at cost....................................            8,256        8,151
  Office premises and equipment, net.......................................            4,171        4,176
  Accrued interest receivable and other assets.............................            6,983        6,976
                                                                               -------------    ---------

            Total assets...................................................    $     737,999    $ 725,085
                                                                               =============    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits.................................................................    $     518,334    $ 512,517
  Federal Home Loan Bank advances..........................................          139,500      135,300
  Securities sold under agreements to repurchase...........................               --          300
  Deferred tax liability...................................................            1,174        1,174
  Accounts payable and accrued expenses....................................            6,491        2,870
  Other liabilities........................................................            5,831        4,998
                                                                               -------------    ---------

      Total liabilities....................................................          671,330      657,159

  Stockholders' equity:
  Common stock, $.01 par value.  Authorized 10,000,000 shares; issued and outstanding 3,800,600 shares and 3,813,600 at September 30,
      and June 30, 1996, respectively......................................               38           38
  Additional paid-in capital...............................................           26,988       27,017
  Retained earnings, substantially restricted..............................           42,128       43,515
  Deferred compensation....................................................           (2,485)      (2,644)
                                                                               -------------    ---------

      Total stockholders' equity...........................................           66,669       67,926
                                                                               -------------    ---------

      Total liabilities and stockholders' equity...........................    $     737,999    $ 725,085
                                                                               =============    =========

          See accompanying notes to consolidated financial statements.

                           QUAKER CITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      THREE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                      1996           1995
                                                                                      ----           ----
Interest income:
  Loans receivable............................................................     $   12,431    $   11,049
  Mortgage-backed securities..................................................            750           758
  Investment securities.......................................................            670           407
  Other.......................................................................            216           177
                                                                                   ----------    ----------
       Total interest income..................................................         14,067        12,391
                                                                                   ----------    ----------

Interest expense:
  Deposits....................................................................          6,408         6,238
  Federal Home Loan Bank advances.............................................          1,869         1,042
  Other.......................................................................              4           259
                                                                                   ----------    ----------
       Total interest expense.................................................          8,281         7,539
                                                                                   ----------    ----------

  Net interest income before provision for loan losses........................          5,786         4,852

Provision for loan losses.....................................................          1,500           201
                                                                                   ----------    ----------

  Net interest income after provision for loan losses.........................          4,286         4,651
                                                                                   ----------    ----------

Other income:
  Loan servicing charges and fees.............................................            411           365
  Gain on sale of loans held for sale.........................................             53            39
  Commissions.................................................................            140            76
  Other.......................................................................              6            19
                                                                                   ----------    ----------
       Total other income.....................................................            610           499
                                                                                   ----------    ----------

Other expense:
  Compensation and employee benefits..........................................          1,928         1,911
  Occupancy, net..............................................................            472           514
  Federal deposit insurance premiums..........................................            326           306
  Other general and administrative expense....................................            862           865
                                                                                   ----------    ----------
       Total general and administrative expense...............................          3,588         3,596
  Savings Association Insurance Fund special assessment.......................          3,100            --
  Real estate operations, net.................................................            282           137
  Amortization of core deposit intangible.....................................             76            76
                                                                                   ----------    ----------
       Total other expense....................................................          7,046         3,809
                                                                                   ----------    ----------

  Earnings (loss) before income taxes.........................................         (2,150)        1,341

Income taxes (benefit)........................................................           (883)          566
                                                                                   ----------    ----------

  Net earnings (loss).........................................................        ($1,267)   $      775
                                                                                   ==========    ==========
  Net earnings (loss) per share...............................................         ($0.35)        $0.20
  Weighted average common and common equivalent shares outstanding............      3,636,661     3,885,607

          See accompanying notes to consolidated financial statements.

                           QUAKER CITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                                                                     THREE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                                      1996         1995
                                                                                                      ----         ----
Cash flows from operating activities:
  Net earnings (loss)...........................................................................     $ (1,267)   $    775
                                                                                                     --------     --------

  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
     Depreciation and amortization..............................................................          (16)          (5)
     Provision for loan losses..................................................................        1,500          201
     Write-downs and provision for losses on real estate held for sale..........................          120          156
     Provision for deferred income taxes........................................................           --          452
     Gain on sale of loans held for sale........................................................          (53)         (39)
     Loans originated for sale..................................................................       (4,572)      (5,094)
     Sale of loans held for sale................................................................        5,988        5,896
     Federal Home Loan Bank (FHLB) stock dividend received......................................           --          (56)
     Increase in accrued interest receivable and other assets...................................          (83)      (1,214)
     Increase in other liabilities..............................................................          833        1,914
     Increase (decrease) in accounts payable and accrued expenses...............................        3,621         (697)
     Other......................................................................................         (522)         492
                                                                                                     --------     --------
         Total adjustments......................................................................        6,816        2,006
                                                                                                     --------     --------
         Net cash provided by operating activities..............................................        5,549        2,781
                                                                                                     --------     --------

Cash flows from investing activities:
  Loans originated for investment...............................................................      (24,139)     (18,605)
  Loans purchased for investment................................................................       (3,549)     (10,027)
  Principal repayments on loans.................................................................       11,901        9,579
  Sale of investment securities available for sale..............................................           --        2,550
  Purchases of investment securities available for sale.........................................           --       (2,400)
  Purchases of investment securities held to maturity...........................................       (2,999)      (3,498)
  Maturities and principal repayments of investment securities held to maturity.................        2,185        1,159
  Purchases of mortgage-backed securities held to maturity......................................       (1,349)      (2,621)
  Principal repayments on mortgage-backed securities held to maturity...........................        1,391        1,346
  Sale of real estate held for sale.............................................................        1,679          803
  Purchase of FHLB stock........................................................................         (105)          --
  Investment in office premises and equipment...................................................         (171)        (138)
                                                                                                     --------     --------
         Net cash used by investing activities..................................................      (15,156)     (21,852)
                                                                                                     --------     --------

Cash flows from financing activities:
  Increase in deposits..........................................................................        5,817        9,637
  Proceeds from securities sold under agreements to repurchase..................................           --       39,711
  Repayments of securities sold under agreements to repurchase..................................         (300)     (46,740)
  Proceeds from funding of FHLB advances........................................................       74,200       60,680
  Repayments of FHLB advances...................................................................      (70,000)     (49,495)
  Repurchase of stock...........................................................................         (367)        (425)
                                                                                                     --------     --------
         Net cash provided by financing activities..............................................        9,350       13,368
                                                                                                     --------     --------
         Decrease in cash and cash equivalents..................................................         (257)      (5,703)

Cash and cash equivalents at beginning of period................................................       13,568       19,348
                                                                                                     --------     --------

Cash and cash equivalents at end of period......................................................     $ 13,311     $ 13,645
                                                                                                     ========     ========

                           QUAKER CITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                                   UNAUDITED
                                (IN THOUSANDS)

                                                                                               THREE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                                 1996       1995
                                                                                                 ----       ----
Supplemental disclosures of cash flow information:
 Interest paid (including interest credited)......................................             $  8,261    $7,487
 Cash paid for income taxes.......................................................                  418        --
                                                                                               ========    ======
Supplemental schedule of noncash investing and financing activities:
 Additions to loans resulting from the sale of real estate acquired
  through foreclosure.............................................................             $    219    $1,794
 Additions to real estate acquired through foreclosure............................                2,272     1,767
                                                                                               ========    ======

          See accompanying notes to consolidated financial statements.

                           QUAKER CITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The consolidated statement of financial condition as of September 30, 1996, the related consolidated statements of earnings for the three months ended September 30, 1996 and 1995 and the related consolidated statements of cash flows for the three months ended September 30, 1996 and 1995 are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial condition of Quaker City Bancorp, Inc. (the "Company") as of September 30, 1996 and its results of earnings for the three months ended September 30, 1996 and 1995 and cash flows for the three months ended September 30, 1996 and 1995. The results of operations for the unaudited periods are not necessarily indicative of the results of operations to be expected for the entire year of fiscal 1997.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 1996.

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

The Company is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds primarily in loans secured by one-to-four family residential mortgages and multifamily mortgages. At September 30, 1996, the Company operated eight retail banking offices located in Los Angeles and Orange counties.

The Company is subject to significant competition from other financial institutions in its market area. The Company is also subject to regulation by certain federal agencies and undergoes periodic examinations by those agencies.

On September 30, 1996, federal legislation which will recapitalize the Savings Association Insurance Fund (SAIF) through a one-time special assessment was enacted. The special assessment is based on the level of the Association's deposits as of March 31, 1995 at an assessment rate of approximately 65.7 basis points. The FDIC will issue final regulations concerning the assessment rate in November 1996. For the quarter ended September 30, 1996, the Association estimated and accrued $3.1 million in expense for this special assessment and expects to pay this amount during the second quarter of fiscal 1997. Subsequent to the payment of the special assessment, the annual amount the Association pays toward the deposit insurance fund will be substantially reduced. Starting in January 1997, the amount paid to the insurance fund is expected to be 6.44 basis points as compared to the 23 basis points that the Association is currently paying.


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Total stockholders' equity for the Company was $66.7 million at September 30, 1996, compared to $67.9 million at June 30, 1996. The decrease in capital is a result of the net loss in the quarter due to the one-time SAIF assessment. Consolidated assets totaled $738.0 million at September 30, 1996, an increase of $12.9 million compared to June 30, 1996.

The company completed its previously approved capital stock repurchase during the quarter and has now repurchased approximately 10% of its original outstanding shares. Late in the quarter, the Office of Thrift Supervision approved an additional stock repurchase of 189,000 shares, which is approximately 5% of the outstanding shares. To date, no stock has been repurchased as allowable under the latest approval.

Loans receivable increased to $622.1 million at September 30, 1996, from $610.6 million at June 30, 1996. This growth was achieved as a result of loan originations and purchases. Loan originations and purchases totaled $32.3 million for the quarter ended September 30, 1996, compared to $33.7 million for the quarter ended September 30, 1995.

For the quarter ended September 30, 1996 loan originations and purchases were comprised of $9.6 million of one-to-four family residential loans and $22.7 million of multifamily loans. No commercial or industrial loans were originated or purchased for the quarter ended September 30, 1996. This compares to $23.4 million of one-to-four family residential loans, $10.2 million of multifamily loans and $100,000 of commercial and industrial loans for the quarter ended September 30, 1995. One-to-four family loan originations decreased from the prior year due to the rise in interest rates for much of the period.
Multifamily originations increased over comparable periods last year due to marketplace opportunities. The Company expects to continue its focus on multifamily lending during the current fiscal year.

Loan sales amounted to $6.0 million for the quarter ended September 30, 1996 as compared to $5.9 million for the quarter ended September 30, 1995. At present, the Company's policy is to sell all 30 and 15 year fixed rate loans as well as certain single family adjustable and multifamily loans originated that meet predefined criteria. As a result of loans being sold, loans serviced for others increased to $212.1 million at September 30, 1996, from $205.6 million at September 30, 1995.

The primary sources of liquidity for the Company include principal repayments on loans and mortgage-backed securities, proceeds from sales of loans held for sale, cash flows generated from operations and proceeds from increases in customer deposits, Federal Home Loan Bank advances and short term borrowings.

Retail deposits increased to $518.3 million at September 30, 1996 from $512.5 million at June 30, 1996, due primarily to interest credited on deposits.

Principal repayments on loans were $11.9 million and $9.6 million for the three months ended September 30, 1996 and 1995, respectively.

Savings and loan associations must, by regulation, maintain liquidity of a monthly average of 5% of deposits and short-term borrowings. The Association's average liquidity ratio for the quarters ended September 30, 1996 and 1995 was 5.21%.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995    The Company,
----------------------------------------------------------------
after accruing for a $3.1 million one-time SAIF special assessment, recorded a net loss of $1.3 million, $0.35 per share, for the quarter ended September 30, 1996. This compares to net earnings of $775,000, $0.20 per share for the same period a year earlier. Net earnings without the one-time SAIF assessment would have been $547,000, $0.14 per share for the quarter ended September 30, 1996.

INTEREST INCOME  Interest income amounted to $14.1 million for the quarter ended
---------------
September 30, 1996 as compared to $12.4 million for the quarter ended September 30, 1995. The increase in interest income is a result of the interest margin increasing 17 basis points in the quarter compared to the same quarter in the previous year as well as a larger earning asset base.

INTEREST EXPENSE  Interest expense for the quarter ended September 30, 1996 was
----------------
$8.3 million, compared to $7.5 million for the same quarter in the previous year. This increase is a result of an increased average balance of liabilities during the current fiscal year.

NET INTEREST INCOME  The net interest margin for the quarter ended September 30,
-------------------
1996 was 3.26%, a 17 basis point increase from the same period last year. Net interest income before provision for loan losses for the quarter ended September 30, 1996 amounted to $5.8 million compared to $4.9 million for the same period last year. This increase is a result of a larger earning asset base combined with higher yields on interest-earning assets. The following table displays average interest rates on the Company's interest-earning assets and interest-bearing liabilities:

                                          SEPTEMBER 30,    SEPTEMBER 30,
                                              1996             1995
                                              ----             ----
                                             Quarter          Quarter
                                             Average          Average
                                             -------          -------
Yield on interest-earning assets...........   7.93%            7.89%
Cost of interest-bearing liabilities.......   5.16%            5.38%
                                              ----             ----
Interest rate spread (1)...................   2.77%            2.51%
                                              ====             ====
Net interest margin (2)....................   3.26%            3.09%
                                              ====             ====

(1) The interest rate spread represents the difference between the weighted-
average rate on interest-earning assets and the weighted             average
rate on interest-bearing liabilities.

(2) The net interest margin represents net interest income as a percent of average interest-earning assets.

PROVISION FOR LOAN LOSSES  The provision for loan losses was $1.5 million for
-------------------------
the three months ended September 30, 1996, compared to $800,000 for the quarter
ended June 30, 1996.    Although the level of non-performing assets was
relatively unchanged from the previous quarter, management believed it prudent to increase the general valuation allowance keep pace with the growth in the loan portfolio and an increase in performing loans which demonstrated some weakness during the quarter. The allowance for loan losses is maintained at an amount management considers adequate to cover losses on loans receivable which are deemed probable and estimable and is based on management's evaluation of the risks inherent in its loan portfolio and the general economy. A number of factors are considered, including asset classifications, estimated collateral values, local economic conditions, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Association's underwriting policies.

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

The following is a summary of the activity in the allowance for loan losses and the allowance for losses on real estate acquired through foreclosure (REO):

                                                                                   AT OR FOR THE
                                                                                THREE MONTHS ENDED
                                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                                                        1996                          1995
                                                                        ----                          ----
                                                                                   (IN THOUSANDS)
Accumulated through a charge to earnings:
   Balance at beginning of period..............................     $   6,542                    $  10,614
   Provision for loan losses...................................         1,500                          201
   Charge-offs, net (1)........................................        (1,118)                      (1,680)
                                                                    ---------                    ---------
   Balance at end of period....................................         6,924                        9,135
Valuation allowance for portfolios acquired:
   Balance at beginning of period..............................         1,291                        1,494
   Reductions credited.........................................            (3)                          (5)
                                                                    ---------                    ---------
   Balance at end of period....................................         1,288                        1,489
                                                                    ---------                    ---------
      Total allowance for loan losses(2).......................     $   8,212                    $  10,624
                                                                    =========                    =========

Allowance for REO losses:
   Balance at beginning of period..............................     $     175                    $     175
   Additions charged to operations.............................            --                           --
                                                                    ---------                    ---------
   Balance at end of period....................................     $     175                    $     175
                                                                    =========                    =========

(1) Charge-offs were primarily from the real estate loan portfolio.
(2) Includes specific allowances of $2.0 million and $3.4 million at September 30, 1996 and 1995, respectively.

OTHER INCOME   Other income for the three months ended September 30, 1996 was
------------
$610,000 compared to $499,000 for the same period last year. The increase in other income was a result of increased commissions earned on the sale of non-insured financial products, primarily mutual funds and annuities.

OTHER EXPENSE   Other expense for the three months ended September 30, 1996 was
-------------
$7.0 million compared to $3.8 million for the same period last year. The increase in other expense was primarily a result of the $3.1 million accrual for the one-time special SAIF assessment.

INCOME TAXES   The effective tax rates were 41.1% and 42.2% for the quarters
------------
ended September 30, 1996 and 1995, respectively and were comparable to the applicable statutory rates in effect.


ASSET QUALITY

The following table sets forth information regarding non-accrual loans, troubled debt restructured loans and real estate acquired through foreclosure at the dates indicated:

                                                                               AT             AT            AT
                                                                          SEPTEMBER 30,     JUNE 30,    SEPTEMBER 30,
                                                                              1996           1996         1995
                                                                              ----           ----         ----
                                                                                    (DOLLARS IN THOUSANDS)
Non-accrual loans (1):
   Real estate loans:
        One-to-four family..........................................     $    2,595      $   1,614      $   1,859
        Multifamily.................................................          3,528          4,949          4,750
        Commercial..................................................          3,795          3,781          3,142
        Other.......................................................            101            105              1
                                                                         ----------      ---------      ---------
        Total non-accrual loans.....................................         10,019         10,449          9,752
Troubled debt restructured loans (5)................................            233            234          1,244
                                                                         ----------      ---------      ---------
        Total non-performing loans..................................         10,252         10,683         10,996
Real estate acquired through foreclosure............................          3,127          2,435          1,201
                                                                         ----------      ---------      ---------
        Total non-performing assets.................................     $   13,379      $  13,118      $  12,197
                                                                         ==========      =========      =========

Non-performing loans as a percentage of total loans (1)(2)..........           1.61%          1.71%          1.92%
Non-performing assets as a percentage of total assets (3)...........           1.81%          1.81%          1.86%
General Valuation Allowance (GVA) on loans
   as a percentage of total loans...................................           0.98%          0.92%          1.26%
GVA on loans as a percentage of non-performing loans (1)(2).........          60.71%         53.52%         65.70%
Total GVA as a percentage of total non-performing assets (3)(4).....          47.83%         44.92%         60.66%

(1) Generally, the Company discontinues interest accrual when loans become 60 days past due.
(2) Non-performing loans are net of specific allowances and include non-accrual loans and troubled debt restructured loans (TDRs).
(3) Non-performing assets include non-performing loans and REO.
(4) Includes loan and REO general valuation allowances.
(5) All TDRs are currently performing according to their restructured terms.

The Company's non-accrual policy provides that interest accruals generally cease once a loan is past due for a period of 60 days or more. Loans may also be placed on non-accrual status even though they are less than

60 days past due if management concludes that it is probable that the borrower will not be able to comply with the repayment terms of the loan.

Non-accrual loans at September 30, 1996 consisted of $2.6 million in one-to-four family loans, $3.5 million in multifamily loans and $3.8 million in commercial and industrial loans, which includes $1.4 million in land loans. At June 30, 1996, non-accrual loans consisted of $1.6 million in one-to-four family loans, $4.9 million in multifamily loans and $3.8 million in commercial and industrial loans, which includes $1.4 million in land loans, and $105,000 in other loans. Troubled debt restructured loans (TDR's) remained relatively unchanged at $233,000.

The Company defines non-performing loans as non-accrual loans and troubled debt restructured loans (at September 30, 1996, all troubled debt restructured loans were performing according to their restructured terms). Non-performing loans are reported net of specific allowances. Non-performing assets are defined as non-performing loans and real estate acquired through foreclosure.

Non-performing assets were $13.4 million at September 30, 1996 which increased from $13.1 million at June 30, 1996. Non-performing assets to total assets remained unchanged at 1.81% at September 30, 1996 and June 30, 1996.

The loan portfolio continues to experience problems resulting from factors such as borrower layoffs and deterioration of real estate values. Multifamily loans were also affected by increased vacancy rates and lower rents collected. Although non-performing asset ratios have remained unchanged, the Company's non-performing assets and allowance for loan losses may increase as a result of the continued weakness in the Southern California economy.

A loan is considered impaired under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan
- Income Recognition and Disclosure.", when based on current circumstances and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Creditors are required to measure impairment of a loan based on any one of the following: (i) the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, (ii) an observable market price or (iii) the fair value of the loan's underlying collateral. The Company measures loan impairment based upon the fair value of the loan's underlying collateral property, which is an acceptable methodology under the provisions contained in SFAS 114 and 118. Impaired loans exclude large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Association, loans collectively reviewed for impairment include all loans with principal balances of less than $300,000.

The Association considers a loan to be impaired when, based upon current information and events, the Association believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. The Association's impaired loans include nonaccrual loans greater than $300,000 and certain performing loans. At September 30, 1996, the Company had a gross investment in impaired loans of $8.6 million, including $5.6 million for which allowances of $1.2 million had been recorded and $3.0 million for which no allowances were required.

During the three months ended September 30, 1996, the Company's average investment in impaired loans was $9.3 million and income recorded on impaired loans totaled $149,000, substantially all of which was recorded utilizing the cash-basis method of accounting. Payments received on impaired loans which are performing under their contractual terms are allocated to principle and interest in accordance with the terms of the loans. Impaired loans totalling to $5.6 million were not performing in accordance with their contractual terms at September 30, 1996, and have been included in non-accrual loans at that date.

REGULATORY CAPITAL

FIRREA and the regulations promulgated thereunder established certain minimum levels of regulatory capital for savings institutions subject to OTS supervision. The Association must meet three capital tests. First, the tangible capital requirement mandates that the Association's stockholder's equity less intangible assets be at least 1.50% of adjusted total assets as defined in the capital regulations. Second, the core capital requirement currently mandates core capital (tangible capital plus qualifying supervisory goodwill) be at least 3.00% of adjusted total assets as defined in the capital regulations. Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital as defined by the OTS be at least 8.00% of risk-weighted assets as prescribed in the capital regulations. The capital regulations assign specific risk weightings to all assets and off-balance sheet items.

The Association was in compliance with all capital requirements in effect at September 30, 1996, and meets all standards necessary to be considered "well-capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Improvement Act of 1991 (FDICIA). The decrease in tangible and core capital ratios to 7.35% and risk-based capital to 12.30% at September 30, 1996 from 7.67% and 12.74%, respectively at June 30, 1996, was due primarily to an increase in assets during the three months ended September 30, 1996 and the one-time SAIF assessment.

The following table reflects the required and actual regulatory capital ratios of the Association at the dates indicated:

                                                FIRREA          FDICIA             ACTUAL            ACTUAL
REGULATORY CAPITAL RATIOS FOR QUAKER CITY       MINIMUM   "WELL-CAPITALIZED"   AT SEPTEMBER 30,    AT JUNE 30,
FEDERAL SAVINGS AND LOAN ASSOCIATION          REQUIREMENT     REQUIREMENT           1996              1996
-----------------------------------------     -----------  ----------------    ---------------     -----------

Tangible capital..........................        1.50%           N/A               7.35%              7.67%
Core capital..............................        3.00%          5.00%              7.35%              7.67%
Risk-based capital........................        8.00%         10.00%             12.30%             12.74%
Tier 1 Risk-based capital.................         N/A           6.00%             11.05%             11.53%

                          PART II.  OTHER INFORMATION
                          ---------------------------



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

     (a)  Exhibits -
          11.1 Computation of Earnings per Share
          27   Financial Data Schedule

     (b)  Reports on Form 8-K -
          No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               QUAKER CITY BANCORP, INC.

Date:  November 13, 1996       By: /s/    Dwight L. Wilson
------------------------       ---------------------------------------
                               Dwight L. Wilson
                               Senior Vice President,
                               Treasurer and Chief Financial Officer