Form 10-Q
period 1996-12-31
QUAKER CITY BANCORP INC
filed 1997-02-13
CIK 912465

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1996
                                    -----------------

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

Registrant's telephone number, including area code (562) 907-2200


Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


                        YES [X]      NO [ ]

Number of shares outstanding of the registrant's sole class of common stock at February 13, 1997: 3,792,125

                           QUAKER CITY BANCORP, INC.
                                     INDEX


PART  I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition (unaudited) as of
          December 31, 1996 and June 30, 1996............................................  3

          Consolidated Statements of Operations (unaudited) for the Three Months and Six Months Ended December 31, 1996 and 1995................................  4

          Consolidated Statements of Cash Flows (unaudited) for the Six Months
          Ended December 31, 1996 and 1995...............................................  5

          Notes to Consolidated Financial Statements.....................................  7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.....................................................................  8

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Stockholders................................ 15

Item 6.   Exhibits and Reports on Form 8-K............................................... 15


                           QUAKER CITY BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   UNAUDITED
                       (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                          DECEMBER 31,    JUNE 30,
                                                                              1996          1996
                                                                              ----          ----
ASSETS
  Cash and due from banks...............................................     $  7,910     $  2,184
  Interest-bearing deposits.............................................          432        4,984
  Federal funds sold and other short-term investments...................        8,628        6,400
  Investment securities held to maturity................................       34,168       37,419
  Investment securities available for sale..............................          331           --
  Loans receivable, net.................................................      632,859      607,672
  Loans receivable held for sale........................................        5,446        2,890
  Mortgage-backed securities held to maturity...........................       51,627       41,175
  Real estate held for sale.............................................        2,395        3,058
  Federal Home Loan Bank stock, at cost.................................        9,441        8,151
  Office premises and equipment, net....................................        4,103        4,176
  Accrued interest receivable and other assets..........................        7,126        6,976
                                                                             --------     --------
    Total assets........................................................     $764,466     $725,085
                                                                             ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits..............................................................     $521,592     $512,517
  Federal Home Loan Bank advances.......................................      166,600      135,300
  Securities sold under agreements to repurchase........................           --          300
  Deferred tax liability................................................        1,174        1,174
  Accounts payable and accrued expenses.................................        2,841        2,870
  Other liabilities.....................................................        4,474        4,998
                                                                             --------     --------
    Total liabilities...................................................      696,681      657,159

  Stockholders' equity:
  Common stock, $.01 par value.  Authorized 10,000,000 shares; issued and outstanding 3,792,125 shares and 3,813,600 at December 31,
    and June 30, 1996, respectively.....................................           38           38
  Additional paid-in capital............................................       27,019       27,017
  Unrealized loss on securities available for sale......................           (9)          --
  Retained earnings, substantially restricted...........................       43,063       43,515
  Deferred compensation.................................................       (2,326)      (2,644)
                                                                             --------     --------
    Total stockholders' equity..........................................       67,785       67,926
                                                                             --------     --------
    Total liabilities and stockholders' equity..........................     $764,466     $725,085
                                                                             ========     ========

          See accompanying notes to consolidated financial statements.

                           QUAKER CITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                       DECEMBER 31,                       DECEMBER 31,
                                                                1996                 1995             1996            1995
                                                            ----------           ----------       -----------   ------------
Interest income:
   Loans receivable.......................................  $   12,796           $   11,752       $   25,227      $   22,801
   Mortgage-backed securities.............................         804                  780            1,554           1,538
   Investment securities..................................         659                  377            1,329             784
   Other..................................................         222                  205              438             382
                                                            ----------           ----------       ----------      ----------
       Total interest income..............................      14,481               13,114           28,548          25,505
                                                            ----------           ----------       ----------      ----------
Interest expense:
   Deposits...............................................       6,389                6,432           12,797          12,670
   Federal Home Loan Bank advances........................       2,172                1,251            4,041           2,293
   Other..................................................          --                  166                4             425
                                                            ----------           ----------       ----------      ----------
       Total interest expense.............................       8,561                7,849           16,842          15,388
                                                            ----------           ----------       ----------      ----------
  Net interest income before provision for loan losses....       5,920                5,265           11,706          10,117

Provision for loan losses.................................         501                  500            2,001             701
                                                            ----------           ----------       ----------      ----------
  Net interest income after provision for loan losses.....       5,419                4,765            9,705           9,416
                                                            ----------           ----------       ----------      ----------
Other income:
   Loan servicing charges and fees........................         449                  388              860             753
   Gain on sale of loans held for sale....................          58                   66              111             105
   Commissions............................................         148                  128              288             204
   Other..................................................           4                    9               10              28
                                                            ----------           ----------       ----------      ----------
       Total other income.................................         659                  591            1,269           1,090
                                                            ----------           ----------       ----------      ----------
Other expense:
   Compensation and employee benefits.....................       1,900                1,918            3,828           3,829
   Occupancy, net.........................................         488                  510              960           1,024
   Federal deposit insurance premiums.....................         283                  309              609             615
   Other general and administrative expense...............         972                  966            1,834           1,831
                                                            ----------           ----------       ----------      ----------
       Total general and administrative expense...........       3,643                3,703            7,231           7,299
   Savings Association Insurance Fund special assessment..          --                   --            3,100              --
   Real estate operations, net............................         169                  158              451             295
   Amortization of core deposit intangible................          75                   75              151             151
                                                            ----------           ----------       ----------      ----------
       Total other expense................................       3,887                3,936           10,933           7,745
                                                            ----------           ----------       ----------      ----------
   Earnings before income taxes...........................       2,191                1,420               41           2,761

Income taxes..............................................         932                  589               49           1,155
                                                            ----------           ----------       ----------      ----------
   Net earnings (loss)....................................  $    1,259           $      831       $       (8)     $    1,606
                                                            ==========           ==========       ==========      ==========
   Net earnings per share.................................       $0.33                $0.21            $0.00           $0.41
   Weighted average common and common equivalent shares...   3,801,507            3,900,329        3,616,382       3,892,456


          See accompanying notes to consolidated financial statements.

                           QUAKER CITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                (IN THOUSANDS)

                                                                                                    SIX MONTHS ENDED
                                                                                                       DECEMBER 31,
                                                                                              1996                     1995
                                                                                              ----                     ----
Cash flows from operating activities:
    Net earnings (loss).................................................................            ($8)             $   1,606
                                                                                              ---------              ---------
    Adjustments to reconcile net earnings to net cash provided (used)
    by operating activities:
        Depreciation and amortization...................................................            (91)                    54
        Provision for loan losses.......................................................          2,001                    701
        Write-downs and provision for losses on real estate held for sale...............            210                    231
        (Gain) loss on sale of real estate held for sale................................             88                   (269)
        Provision for deferred income taxes.............................................             --                    452
        Gain on sale of loans held for sale.............................................           (111)                  (105)
        Loans originated for sale.......................................................        (14,563)               (15,977)
        Proceeds from sale of loans held for sale.......................................         12,001                 14,991
        Federal Home Loan Bank (FHLB) stock dividend received...........................           (236)                  (119)
        Increase (decrease) in accrued interest receivable and other assets.............           (301)                   484
        Increase (decrease) in other liabilities........................................           (524)                   457
        Increase (decrease) in accounts payable and accrued expenses....................            (29)                    12
        Other...........................................................................            734                    395
                                                                                              ---------              ---------
            Total adjustments...........................................................           (821)                 1,307
                                                                                              ---------              ---------
            Net cash provided (used) by operating activities............................           (829)                 2,913
                                                                                              ---------              ---------
Cash flows from investing activities:
    Loans originated for investment.....................................................        (44,851)               (44,397)
    Loans purchased for investment......................................................         (6,542)               (18,647)
    Principal repayments on loans.......................................................         23,306                 21,667
    Proceeds from sale of investment securities available for sale......................             --                  2,550
    Purchases of investment securities available for sale...............................           (340)                (2,400)
    Purchases of investment securities held to maturity.................................         (2,999)               (24,620)
    Maturities and principal repayments of investment securities held to maturity.......          6,267                 21,629
    Purchases of mortgage-backed securities held to maturity............................        (13,693)                (6,789)
    Proceeds from sale of mortgage-backed securities available for sale.................             --                  1,754
    Principal repayments on mortgage-backed securities held to maturity.................          3,281                  3,368
    Proceeds from sale of real estate held for sale.....................................          2,027                  1,189
    Purchase of FHLB stock..............................................................         (1,054)                  (797)
    Investment in office premises and equipment.........................................           (293)                  (789)
                                                                                              ---------              ---------
            Net cash used by investing activities.......................................        (34,891)               (46,282)
                                                                                              ---------              ---------

Cash flows from financing activities:
    Increase in deposits................................................................          9,075                 19,999
    Proceeds from securities sold under agreements to repurchase........................             --                 74,078
    Repayments of securities sold under agreements to repurchase........................           (300)               (82,579)
    Proceeds from funding of FHLB advances..............................................        205,700                145,780
    Repayments of FHLB advances.........................................................       (174,400)              (117,730)
    Repurchase of stock.................................................................           (953)                  (426)
                                                                                              ---------              ---------
            Net cash provided by financing activities...................................         39,122                 39,122
                                                                                              ---------              ---------
            Increase (decrease) in cash and cash equivalents............................          3,402                 (4,247)

Cash and cash equivalents at beginning of period........................................         13,568                 19,348
                                                                                              ---------              ---------
Cash and cash equivalents at end of period..............................................      $  16,970              $  15,101
                                                                                              =========              =========

                           QUAKER CITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)
                                   UNAUDITED
                                (IN THOUSANDS)



                                                                                                SIX MONTHS ENDED
                                                                                                   DECEMBER 31,
                                                                                                1996         1995
                                                                                                ----         ----
Supplemental disclosures of cash flow information:
  Interest paid (including interest credited).......................................          $  16,620    $15,340
  Cash paid for income taxes........................................................                418        605
                                                                                              =========    =======
Supplemental schedule of noncash investing and financing activities:
  Additions to loans resulting from the sale of real estate acquired
    through foreclosure.............................................................          $   2,736    $ 2,421
  Additions to real estate acquired through foreclosure.............................              4,327      2,377
                                                                                              =========    =======


          See accompanying notes to consolidated financial statements.

                           QUAKER CITY BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The consolidated statement of financial condition as of December 31, 1996, the related consolidated statements of operations for the three and six months ended December 31, 1996 and 1995 and the related consolidated statements of cash flows for the six months ended December 31, 1996 and 1995 are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial condition of Quaker City Bancorp, Inc. (the "Company") as of December 31, 1996 and its results of operations for the three and six months ended December 31, 1996 and 1995 and cash flows for the six months ended December 31, 1996 and 1995. The results of operations for the unaudited periods are not necessarily indicative of the results of operations to be expected for the entire year of fiscal 1997.

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

The Company is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds primarily in loans secured by one-to-four family residential mortgages and multifamily mortgages. At December 31, 1996, the Company operated eight retail banking offices located in Los Angeles and Orange counties.

The Company is subject to significant competition from other financial institutions in its market area. The Company is also subject to regulation by certain federal agencies and undergoes periodic examinations by those agencies.

In September 1996, federal legislation which recapitalized the Savings Association Insurance Fund (SAIF) through a one-time special assessment was enacted. The special assessment was based on the level of the Association's deposits as of March 31, 1995 at an assessment rate of 65.7 basis points. For the quarter ended September 30, 1996, the Association accrued $3.1 million in expense for this special assessment and paid this amount during the second quarter of fiscal 1997. Effective January 1, 1997, the annual amount the Association pays for deposit insurance was reduced to 6.45 basis points from 23 basis points.


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Total stockholders' equity for the Company was $67.8 million at December 31, 1996, compared to $67.9 million at June 30, 1996. Consolidated assets totaled $764.5 million at December 31, 1996, an increase of $39.4 million compared to June 30, 1996.

In the first quarter of fiscal 1997, the Office of Thrift Supervision approved an additional stock repurchase of 189,000 shares, which is approximately 5% of outstanding shares. To date, 35,000 shares of stock have been repurchased as allowable under this latest approval.

Loans receivable increased to $638.3 million at December 31, 1996, from $610.6 million at June 30, 1996. This growth was achieved as a result of loan originations and purchases. Loan originations and purchases totaled $33.7 million for the quarter ended December 31, 1996, compared to $45.3 million for the quarter ended December 31, 1995. For the six months ended December 31, 1996, loan originations and purchases totaled $66.0 million compared to $79.0 million for the six months ended December 31, 1995.

For the quarter ended December 31, 1996 loan originations and purchases were comprised of $8.0 million of one-to-four family residential loans and $25.7 million of multifamily loans. No commercial or industrial loans were originated or purchased for the quarter ended December 31, 1996. This compares to $13.5 million of one-to-four family residential loans, $28.7 million of multifamily loans and $3.1 million of commercial and industrial loans for the quarter ended December 31, 1995. For the six months ended December 31, 1996, loan originations and purchases were comprised of $17.6 million of one-to-four family residential loans and $48.4 million of multifamily loans. No commercial or industrial loans were originated or purchased for the six months ended December 31, 1996. This compares to $36.9 million of one-to-four family residential loans, $38.9 million of multifamily loans and $3.2 million of commercial and industrial loans for the six months ended December 31, 1995. One-to-four family loan originations decreased from the prior year due to the rise in interest rates for much of the period. Multifamily originations increased over comparable periods last year due to marketplace opportunities. At present, the Company expects to continue its focus on multifamily lending during the current fiscal year.

Proceeds from loan sales amounted to $6.0 million for the quarter ended December 31, 1996 as compared to $9.1 million for the quarter ended December 31, 1995. Proceeds from loan sales were $12.0 million for the six months ended December 31, 1996 as compared to $15.0 million for the six months ended December 31, 1995. At present, the Company's policy is to sell all 30 and 15 year fixed rate loans as well as certain single family adjustable and multifamily loans originated that meet predefined criteria. As a result of loans being sold, loans serviced for others increased to $213.6 million at December 31, 1996, from $209.6 million at December 31, 1995.

The primary sources of liquidity for the Company include principal repayments on loans and mortgage-backed securities, proceeds from sales of loans held for sale, other cash flows generated from operations and proceeds from increases in customer deposits, Federal Home Loan Bank advances and short term borrowings.

Retail deposits increased to $521.6 million at December 31, 1996 from $512.5 million at June 30, 1996, due primarily to interest credited on deposits.

Principal repayments on loans were $11.4 million and $12.1 million for the three months ended December 31, 1996 and 1995, respectively. For the six months ended December 31, 1996 and 1995, principal repayments on loans were $23.3 and $21.7 million respectfully.

Savings and loan associations must, by regulation, maintain liquidity of a monthly average of 5% of deposits and short-term borrowings. The Association's average liquidity ratio for the quarters ended December 31, 1996 and 1995 was 5.12% and 5.13%.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995    The
-----------------------------------------------------------------------
Company recorded net earnings of $1.3 million, $0.33 per share, for the quarter ended December 31, 1996. This compares to net earnings of $831,000, $0.21 per share, for the same period in fiscal 1996. For the six months ended December 31, 1996, the company reported a loss of $8,000, $0.00 per share, due primarily to the one-time SAIF special assessment accrued in the first quarter of fiscal 1997. Net earnings without the one-time SAIF assessment would have been $1.8 million, $0.48 per share, for the six months ended December 31, 1996. This compares to net earnings of $1.6 million, $0.41 per share, for the same period a year earlier.

INTEREST INCOME  Interest income amounted to $14.5 million for the quarter ended
---------------
December 31, 1996 as compared to $13.1 million for the quarter ended December 31, 1995. For the six months ended December 31, 1996, interest income amounted to $28.5 million as compared to $25.5 million a year earlier. The increase in interest income for the six month period is a result of a larger earning asset base for the period compared to the same period in the previous year.

INTEREST EXPENSE  Interest expense for the quarter ended December 31, 1996 was
----------------
$8.6 million, compared to $7.8 million for the same quarter in the previous year. Interest expense for the six months ended December 31, 1996 was $16.8 million, compared to $15.4 million for the same period in the previous year. The increase in interest expense is a result of an increase in the average balance of liabilities during the current fiscal year partially offset by a decline in the cost of interest-bearing liabilities that followed the general decline in market rates during the period.

NET INTEREST INCOME  The net interest margin for the quarter ended December 31,
-------------------
1996 was 3.24%, a 2 basis point increase from the same period last year. For the six months ended December 31, 1996 the net interest margin was 3.25%, a 9 basis point increase from the same period last year. Net interest income before provision for loan losses for the quarter ended December 31, 1996 amounted to $5.9 million compared to $5.3 million for the same period last year. For the six months ended December 31, 1996 and December 31, 1995 net interest income before provision for loan losses was $11.7 million and $10.1 million, respectively. This increase is primarily a result of a larger earning asset base combined with a decline in the cost of liabilities that has followed the general decline in market rates during the period. The following table displays average interest rates on the Company's interest-earning assets and interest-bearing liabilities:

                                                 DECEMBER 31, 1996                DECEMBER 31, 1995
                                               -----------------------         -----------------------
                                                                 Six                             Six
                                               Quarter          Month          Quarter          Month
                                               Average         Average         Average         Average
                                               -------         -------         -------         -------
Yield on interest-earning assets...........     7.93%           7.93%           8.02%           7.96%
Cost of interest-bearing liabilities.......     5.16%           5.16%           5.40%           5.39%
                                                ----            ----            ----            ----
Interest rate spread (1)...................     2.77%           2.77%           2.62%           2.57%
                                                ====            ====            ====            ====
Net interest margin (2)....................     3.24%           3.25%           3.22%           3.16%
                                                ====            ====            ====            ====


(1) The interest rate spread represents the difference between the weighted-average rate on interest-earning assets and the weighted average rate on interest-bearing liabilities.

(2) The net interest margin represents net interest income as a percentage of average interest-earning assets.


PROVISION FOR LOAN LOSSES  The provision for loan losses was $501,000 for the
-------------------------
three months ended December 31, 1996, compared to $500,000 for the same period last year. The provision for loan losses for the six months ended December 31, 1996 was $2.0 million as compared to $701,000 for the same period last year. Although the level of non-performing assets has declined from June 30, 1996, management believed it prudent to increase the general valuation allowance to keep pace with the growth in the loan portfolio and an increase in performing loans which demonstrated some weakness during the first quarter. The allowance for loan losses is maintained at an amount management considers adequate to cover losses on loans receivable which are deemed probable and estimable and is based on management's evaluation of the risks inherent in its loan portfolio and the general economy. A number of factors are considered, including asset classifications, estimated collateral values, local economic conditions, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Association's underwriting policies.

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

The following is a summary of the activity in the allowance for loan losses and the allowance for losses on real estate acquired through foreclosure (REO):


                                                               AT OR FOR THE                   AT OR FOR THE
                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                     DECEMBER 31,       DECEMBER 31,    DECEMBER 31,      DECEMBER 31,
                                                         1996               1995            1996              1995
                                                         ----               ----            ----              ----
                                                              (IN THOUSANDS)                   (IN THOUSANDS)
Accumulated through a charge to earnings:
   Balance at beginning of period...................      $6,924           $ 9,135         $ 6,542           $10,614
   Provision for loan losses........................         501               500           2,001               701
   Charge-offs, net.................................        (761)           (1,714)         (1,879)           (3,394)
                                                          ------           -------         -------           -------
   Balance at end of period.........................       6,664             7,921           6,664             7,921
Valuation allowance for portfolios acquired:
   Balance at beginning of period...................       1,288             1,489           1,291             1,494
   Purchases........................................          --               294              --               294
   Reductions credited..............................          (4)               (3)             (7)               (8)
                                                          ------           -------         -------           -------
   Balance at end of period.........................       1,284             1,780           1,284             1,780
                                                          ------           -------         -------           -------
      Total allowance for loan losses(1)............      $7,948           $ 9,701         $ 7,948           $ 9,701
                                                          ======           =======         =======           =======
Allowance for REO losses:
   Balance at beginning of period...................      $  175           $   175         $   175           $   175
   Additions charged to operations..................          --                --              --                --
                                                          ------           -------         -------           -------
   Balance at end of period.........................      $  175           $   175         $   175           $   175
                                                          ======           =======         =======           =======

(1) Includes specific allowances of $1.8 million and $3.9 million at December 31, 1996 and 1995, respectively.


OTHER INCOME   Other income for the three months ended December 31, 1996 was
------------
$659,000 compared to $591,000 for the same period last year. For the six months ended December 31, 1996 other income was $1.3 million as compared to $1.1 million for the same period a year earlier. The increase in other income was a result of increased loan servicing fees and commissions earned on the sale of non-insured financial products, primarily mutual funds and annuities.

OTHER EXPENSE   Other expense for the three months ended December 31, 1996
-------------
remained substantially unchanged at $3.9 million compared to the same period last year. For the six months ended December 31, 1996 other expense was $10.9 million, compared to $7.7 million for the same period last year. The increase in other expense was primarily a result of the $3.1 million accrual for the one-time special SAIF assessment.

INCOME TAXES   The effective tax rates were 42.5% and 41.5% for the quarter
------------
ended December 31, 1996 and 1995, respectively and were comparable to the applicable statutory rates in effect.


ASSET QUALITY

The following table sets forth information regarding non-accrual loans, troubled debt restructured loans and real estate acquired through foreclosure at the dates indicated:

                                                                               AT                 AT            AT
                                                                          DECEMBER 31,         JUNE 30,    DECEMBER 31,
                                                                              1996               1996          1995
                                                                              ----               ----          ----
                                                                                       (DOLLARS IN THOUSANDS)
Non-accrual loans (1):
Real estate loans:
        One-to-four family..............................................      $ 3,490           $ 1,614      $ 2,309
        Multifamily.....................................................        3,044             4,949        4,019
        Commercial......................................................        2,974             3,781        3,609
        Other...........................................................           28               105            8
                                                                              -------           -------      -------
        Total non-accrual loans.........................................        9,536            10,449        9,945
Troubled debt restructured loans (5)....................................          232               234        1,242
                                                                              -------           -------      -------
        Total non-performing loans......................................        9,768            10,683       11,187
Real estate acquired through foreclosure................................        1,789             2,435          450
                                                                              -------           -------      -------
         Total non-performing assets....................................      $11,557           $13,118      $11,637
                                                                              =======           =======      =======

Non-performing loans as a percentage of total loans (1)(2)..............         1.50%             1.71%        1.87%
Non-performing assets as a percentage of total assets (3)...............         1.51%             1.81%        1.70%
General Valuation Allowance (GVA) on loans
    as a percentage of total loans......................................         0.95%             0.92%        0.97%
GVA on loans as a percentage of non-performing loans (1)(2).............        63.25%            53.52%       51.86%
Total GVA as a percentage of total non-performing assets (3)(4).........        54.97%            44.92%       51.36%


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

The Company defines non-performing loans as non-accrual loans and troubled debt restructured loans (at December 31, 1996, all troubled debt restructured loans were performing according to their restructured terms). Non-performing loans are reported net of specific allowances. Non-performing assets are defined as non-performing loans and real estate acquired through foreclosure.

Non-accrual loans at December 31, 1996 consisted of $3.5 million in one-to-four family loans, $3.0 million in multifamily loans and $3.0 million in commercial and industrial loans, which includes $1.0 million in land loans, and $28,000 in other loans. At June 30, 1996, non-accrual loans consisted of $1.6 million in one-to-four family loans, $4.9 million in multifamily loans and $3.8 million in commercial and industrial loans, which includes $1.4 million in land loans, and $105,000 in other loans. Troubled debt restructured loans (TDR's) remained relatively unchanged at $232,000.

Non-performing assets were $11.6 million at December 31, 1996 which decreased from $13.1 million at June 30, 1996. Non-performing assets to total assets decreased to 1.51% at December 31, 1996 from 1.81% at June 30, 1996 primarily due to a decrease in non-performing assets during the period.

Although there was an overall decline in non-performing assets, the loan portfolio continues to experience problems resulting from factors such as borrower layoffs and deterioration of real estate values particularly in one-to-four family properties as evidenced by an increase in non-accrual one-to-four family loans. The Company believes however that the Southern California economy may be improving and many property owners are reporting lower vacancy rates on multifamily properties.

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

The Association considers a loan to be impaired when, based upon current information and events, the Association believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. The Association's impaired loans include nonaccrual loans greater than $300,000 and certain performing loans. At December 31, 1996, the Company had a gross investment in impaired loans of $7.5 million, including $4.1 million for which allowances of $896,000 had been recorded and $3.4 million for which no allowances were required.

During the three and six months ended December 31, 1996, the Company's average investment in impaired loans was $7.6 million and $8.4 million, respectively. For the three and six months ended December 31, 1996, income recorded on impaired loans totaled $178,000 and $327,000 respectively, substantially all of which was recorded utilizing the cash-basis method of accounting. Payments received on impaired loans which are performing under their contractual terms are allocated to principle and interest in accordance with the terms of the loans. Impaired loans totalling $4.9 million were not performing in accordance with their contractual terms at December 31, 1996, and have been included in non-accrual loans at that date.

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

The Association was in compliance with all capital requirements in effect at December 31, 1996, and meets all standards necessary to be considered "well-capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Improvement Act of 1991 (FDICIA). The decrease in tangible and core capital ratios to 7.30% and risk-based capital to 12.02% at December 31, 1996 from 7.67% and 12.74%, respectively at June 30, 1996, was due primarily to an increase in assets during the six months ended December 31, 1996 and the one-time SAIF assessment.

The following table reflects the required and actual regulatory capital ratios of the Association at the dates indicated:

                                                  FIRREA            FDICIA               ACTUAL           ACTUAL
REGULATORY CAPITAL RATIOS FOR QUAKER CITY        MINIMUM      "WELL-CAPITALIZED"    AT DECEMBER 31,    AT JUNE 30,
FEDERAL SAVINGS AND LOAN ASSOCIATION           REQUIREMENT        REQUIREMENT             1996             1996
------------------------------------           -----------        -----------             ----             ----
Tangible capital.............................      1.50%              N/A                  7.30%          7.67%
Core capital.................................      3.00%              5.00%                7.30%          7.67%
Risk-based capital...........................      8.00%             10.00%               12.02%         12.74%
Tier 1 Risk-based capital....................       N/A               6.00%               10.80%         11.53%


                          PART II.  OTHER INFORMATION
                          ---------------------------



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
-------   -----------------------------------------------

          At the Annual Meeting of Stockholders of the Company held on November 13, 1996, the following were approved:

          The election of the nominees as directors of the Company:

          (1) David T. Cannon was elected by a vote of 3,547,705 in favor, 76,829 against, with no abstentions.
          (2) David K. Leichtfuss was elected by a vote of 3,547,705 in favor, 76,829 against, with no abstentions.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits -
               11.1 Computation of Earnings per Share
               27.1 Financial Data Schedule

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

                               QUAKER CITY BANCORP, INC.

Date:  February 13, 1997            By: /s/ Dwight L. Wilson
------------------------            -------------------------------------
                                    Dwight L. Wilson
                                    ----------------
                                    Senior Vice President,
                                    Treasurer and Chief Financial Officer