Form 10-Q
period 1997-03-31
QUAKER CITY BANCORP INC
filed 1997-05-15
CIK 912465

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                    --------------

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


                        YES [X]      NO [ ]

Number of shares outstanding of the registrant's sole class of common stock at May 14, 1997: 3,797,475

                           QUAKER CITY BANCORP, INC.
                                     INDEX


PART  I.      FINANCIAL INFORMATION

ITEM 1.       Financial Statements

              Consolidated Statements of Financial Condition (unaudited) as of
              March 31, 1997 and June 30, 1996..............................................................  3
              Consolidated Statements of Earnings (unaudited) for the Three Months and Nine Months Ended March 31, 1997 and 1996.................................................  4
              Consolidated Statements of Cash Flows (unaudited) for the Nine Months
              Ended March 31, 1997 and 1996.................................................................  5
              Notes to Consolidated Financial Statements....................................................  7

ITEM 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations....................................................................................  8

PART II.      OTHER INFORMATION

ITEM 4.       Other Information: Date of Annual Meeting.....................................................  16

ITEM 6.       Exhibits and Reports on Form 8-K..............................................................  16

                           QUAKER CITY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   Unaudited
                       (In thousands, except share data)

                                                                         MARCH 31,    JUNE 30,
                                                                           1997         1996
                                                                           ----         ----
ASSETS
  Cash and due from banks.........................................          $  5,105     $  2,184
  Interest-bearing deposits.......................................             3,220        4,984
  Federal funds sold and other short-term investments.............             8,750        6,400
  Investment securities held to maturity..........................            38,710       37,419
  Investment securities available for sale........................             1,116           --
  Loans receivable, net................. .........................           636,474      607,672
  Loans receivable held for sale..................................             1,498        2,890
  Mortgage-backed securities held to maturity.....................            62,365       41,175
  Real estate held for sale.......................................             2,153        3,058
  Federal Home Loan Bank stock, at cost...........................             9,441        8,151
  Office premises and equipment, net..............................             4,293        4,176
  Accrued interest receivable and other assets....................             7,718        6,976
                                                                            --------     --------

     Total assets.................................................          $780,843     $725,085
                                                                            ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits........................................................          $545,887     $512,517
  Federal Home Loan Bank advances.................................           151,100      135,300
  Securities sold under agreements to repurchase..................                --          300
  Deferred tax liability..........................................             1,219        1,174
  Accounts payable and accrued expenses...........................             9,401        2,870
  Other liabilities...............................................             3,665        4,998
                                                                            --------     --------

     Total liabilities............................................           711,272      657,159

  Stockholders' equity:
  Common stock, $.01 par value.  Authorized 10,000,000 shares;
     issued and outstanding 3,822,475 shares and 3,813,600 at
     March 31, 1997 and June 30, 1996, respectively...............                38           38
  Additional paid-in capital......................................            27,286       27,017
  Unrealized gain on securities available for sale................               108           --
  Retained earnings, substantially restricted.....................            44,358       43,515
  Deferred compensation...........................................            (2,219)      (2,644)
                                                                             --------     --------

     Total stockholders' equity...................................            69,571       67,926
                                                                            --------     --------

     Total liabilities and stockholders' equity...................          $780,843     $725,085
                                                                            ========     ========




          See accompanying notes to consolidated financial statements.

                           QUAKER CITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                   Unaudited
                        (In thousands, except share data)

                                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                       MARCH 31,                      MARCH 31,
                                                                  1997           1996           1997             1996
                                                                  ----           ----           ----             ----
Interest income:
  Loans receivable.........................................    $13,040        $11,964         $38,267          $34,765
  Mortgage-backed securities...............................        959            744           2,513            2,282
  Investment securities....................................        652            413           1,981            1,197
  Other....................................................        187            204             625              586
                                                             ---------      ---------       ---------        ---------
       Total interest income...............................     14,838         13,325          43,386           38,830
                                                             ---------      ---------       ---------        ---------

Interest expense:
  Deposits.................................................      6,660          6,267          19,457           18,937
  Federal Home Loan Bank advances..........................      2,184          1,485           6,225            3,778
  Other....................................................         --             53               4              478
                                                            ----------      ---------       ---------        ---------
       Total interest expense..............................      8,844          7,805          25,686           23,193
                                                            ----------      ---------       ---------        ---------

  Net interest income before provision for loan losses.....      5,994          5,520          17,700           15,637

Provision for loan losses..................................        500            600           2,501            1,301
                                                            ----------      ---------       ---------        ---------

  Net interest income after provision for loan losses......      5,494          4,920          15,199           14,336
                                                            ----------      ---------       ---------        ---------

Other income:
  Loan servicing charges and fees..........................        431            410           1,291            1,163
  Gain on sale of loans held for sale......................         78             37             189              142
  Commissions..............................................        113            216             401              420
  Other....................................................         18              3              27               31
                                                             ---------      ---------       ---------        ---------
       Total other income..................................        640            666           1,908            1,756
                                                             ---------      ---------       ---------        ---------

Other expense:
  Compensation and employee benefits.......................      1,987          1,921           5,815            5,750
  Occupancy, net...........................................        508            481           1,467            1,505
  Federal deposit insurance premiums.......................        123            317             732              932
  Other general and administrative expense.................        999          1,057           2,833            2,888
                                                             ---------      ---------       ---------        ---------
       Total general and administrative expense............      3,617          3,776          10,847           11,075
  Savings Association Insurance Fund special assessment....         --             --           3,100               --
  Real estate operations, net..............................        116            146             567              441
  Amortization of core deposit intangible..................         61             76             212              227
                                                             ---------      ---------       ---------        ---------
       Total other expense.................................      3,794          3,998          14,726           11,743
                                                             ---------      ---------       ---------        ---------

  Earnings before income taxes.............................      2,340          1,588           2,381            4,349

Income taxes...............................................      1,001            655           1,050            1,810
                                                             ---------      ---------       ---------        ---------

  Net earnings.............................................     $1,339           $933          $1,331           $2,539
                                                             =========      =========       =========        =========
  Net earnings per share...................................      $0.36          $0.24           $0.36            $0.65
  Weighted average common and common equivalent shares.....  3,707,077      3,859,463       3,695,690        3,881,395

          See accompanying notes to consolidated financial statements.

                           QUAKER CITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                                 (In thousands)

                                                                                                  NINE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                             1997                   1996
                                                                                             ----                   ----
Cash flows from operating activities:
    Net earnings.....................................................................     $    1,331              $   2,539
                                                                                          ----------              ---------
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization................................................           (168)                  (304)
        Provision for loan losses....................................................          2,501                  1,301
        Write-downs and provision for losses on real estate held for sale............            357                    231
        Gain on sale of real estate held for sale....................................           (248)                  (266)
        Provision for deferred income taxes..........................................             45                    943
        Gain on sale of loans held for sale..........................................           (189)                  (142)
        Loans originated for sale....................................................        (18,915)               (20,964)
        Proceeds from sale of loans held for sale....................................         20,309                 21,817
        Federal Home Loan Bank (FHLB) stock dividend received........................           (236)                  (185)
        (Increase) decrease in accrued interest receivable and other assets..........           (953)                   402
        Increase (decrease) in other liabilities.....................................         (1,333)                    52
        Increase in accounts payable and accrued expenses............................          6,531                  2,967
        Other........................................................................          1,346                    432
                                                                                            --------               --------
            Total adjustments........................................................          9,047                  6,284
                                                                                            --------               --------
            Net cash provided by operating activities................................         10,378                  8,823
                                                                                            --------               --------

Cash flows from investing activities:
    Loans originated for investment..................................................        (63,150)               (66,004)
    Loans purchased for investment...................................................         (8,098)               (21,569)
    Principal repayments on loans....................................................         39,284                 36,797
    Proceeds from sale of investment securities available for sale...................             --                  2,550
    Purchases of investment securities available for sale............................         (1,008)                (2,400)
    Purchases of investment securities held to maturity..............................         (7,996)               (28,805)
    Maturities and principal repayments of investment securities held to maturity....          6,726                 30,134
    Purchases of mortgage-backed securities held to maturity.........................        (26,897)                (8,849)
    Proceeds from sale of mortgage-backed securities available for sale..............             --                  1,754
    Principal repayments on mortgage-backed securities held to maturity..............          5,750                  6,180
    Proceeds from sale of real estate held for sale..................................          2,371                  1,186
    Purchase of FHLB stock...........................................................         (1,054)                  (971)
    Investment in office premises and equipment......................................           (716)                  (953)
                                                                                            --------               --------
            Net cash used by investing activities....................................        (54,788)               (50,950)
                                                                                            --------               --------

  Cash flows from financing activities:
    Increase in deposits.............................................................         33,370                 24,875
    Proceeds from securities sold under agreements to repurchase.....................             --                 74,078
    Repayments of securities sold under agreements to repurchase.....................           (300)               (96,651)
    Proceeds from funding of FHLB advances...........................................        291,500                227,780
    Repayments of FHLB advances......................................................       (275,700)              (184,030)
    Repurchase of stock..............................................................           (953)                (1,305)
                                                                                            --------               --------
            Net cash provided by financing activities................................         47,917                 44,747
                                                                                            --------               --------
            Increase in cash and cash equivalents....................................          3,507                  2,620

  Cash and cash equivalents at beginning of period...................................         13,568                 19,348
                                                                                            --------               --------

  Cash and cash equivalents at end of period.........................................      $  17,075              $  21,968
                                                                                           =========              =========

                           QUAKER CITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)
                                   Unaudited
                                (In thousands)

                                                                                                   NINE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                                   1997          1996
                                                                                                   ----          ----
Supplemental disclosures of cash flow information:
 Interest paid (including interest credited).............................................         $25,226      $23,096
 Cash paid for income taxes..............................................................             418          605
                                                                                                  =======      =======
Supplemental schedule of noncash investing and financing activities:
 Additions to loans resulting from the sale of real estate acquired
   through foreclosure...................................................................         $ 3,850      $ 2,758
 Additions to real estate acquired through foreclosure...................................           5,729        2,983
                                                                                                  =======      =======


          See accompanying notes to consolidated financial statements.

                           QUAKER CITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The consolidated statement of financial condition as of March 31, 1997, the related consolidated statements of earnings for the three and nine months ended March 31, 1997 and 1996 and the related consolidated statements of cash flows for the nine months ended March 31, 1997 and 1996 are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial condition of Quaker City Bancorp, Inc. (the "Company") as of March 31, 1997 and its results of earnings for the three and nine months ended March 31, 1997 and 1996 and cash flows for the nine months ended March 31, 1997 and 1996. The results of operations for the unaudited periods are not necessarily indicative of the results of operations to be expected for the entire year of fiscal 1997.

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

3. In June 1996, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets, and distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. This statement supersedes SFAS No. 122, although the general concepts of SFAS No. 122 are retained in it. Effective January 1, 1997, the Company adopted SFAS No. 125. There was no material effect on the Company's financial condition as of March 31, 1997, or results of operations for the three month period then ended, resulting from the adoption of SFAS No. 125.

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

The Company is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds primarily in loans secured by one-to-four family residential mortgages and multifamily mortgages. At March 31, 1997, the Company operated eight retail banking offices located in Los Angeles and Orange counties.

The Company is subject to significant competition from other financial institutions in its market area. The Company is also subject to regulation by certain federal agencies and undergoes periodic examinations by those agencies.

On April 24, 1997, the Board of Directors of the Company declared a 25% common stock dividend payable on May 30, 1997, to shareholders of record as of the close of business on May 12, 1997. Certificates representing the additional shares will be mailed to shareholders in early June. As of May 12, 1997, the Company had 3,797,475 shares of common stock outstanding.

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


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Total stockholders' equity for the Company was $69.6 million at March 31, 1997, compared to $67.9 million at June 30, 1996. Consolidated assets totaled $780.8 million at March 31, 1997, an increase of $55.7 million compared to June 30, 1996.

In the first quarter of fiscal 1997, the Office of Thrift Supervision approved an additional stock repurchase of 189,000 shares, which is approximately 5% of outstanding shares. To date, 60,000 shares of stock have been repurchased as allowable under this latest approval.

Total loans receivable amounted to $638.0 million at March 31, 1997, compared to $610.6 million at June 30, 1996. Loan originations and purchases totaled $24.2 million for the quarter ended March 31, 1997, compared to $29.5 million for the quarter ended March 31, 1996. For the nine months ended March 31, 1997, loan originations and purchases totaled $90.2 million compared to $108.5 million for the nine months ended March 31, 1996.

For the quarter ended March 31, 1997 loan originations and purchases were comprised of $8.1 million of one-to-four family residential loans, $15.8 million of multifamily loans and $292,000 of commercial and industrial loans. This compares to $13.6 million of one-to-four family residential loans and $15.9 million of multifamily loans for the quarter ended March 31, 1996. No commercial or industrial loans were originated or purchased for the quarter ended March 31, 1996. For the nine months ended March 31, 1997, loan originations and purchases were comprised of $25.7 million of one-to-four family residential loans, $64.2 million of multifamily loans and $292,000 of commercial and industrial loans. This compares to $50.5 million of one-to-four family residential loans, $54.8 million of multifamily loans and $3.2 million of commercial and industrial loans for the nine months ended March 31, 1996. One-to-four family loan originations and purchases decreased from the prior year primarily as a result of a reduction in loans purchased. Increased pricing in the marketplace on potential loan purchase transactions has made these purchases less attractive to the Company. As a result, loans purchased decreased to $8.1 million for the nine months ended March 31, 1997 as compared to $21.6 million for the same period in the previous year. Multifamily originations increased over comparable periods last year due to marketplace opportunities. At present, the Company expects to continue its focus on multifamily lending during the current fiscal year.

Mortgage-backed securities held to maturity amounted to $62.4 million at March 31, 1997, compared to $41.2 million at June 30, 1996. The Company increased earning assets during the first nine months of the fiscal year by purchasing mortgage-backed securities consistent with its current business strategy. For the nine months ended March 31, 1997 the Company purchased $26.9 million in mortgage-backed securities, compared to $8.8 million for the same period in the previous year. The purchase of mortgage-backed securities were funded primarily with Federal Home Loan Bank advances.

The primary sources of liquidity for the Company include principal repayments on loans and mortgage-backed securities, proceeds from sales of loans held for sale, other cash flows generated from operations and proceeds from increases in customer deposits and Federal Home Loan Bank advances.

Proceeds from loan sales amounted to $8.3 million for the quarter ended March 31, 1997 as compared to $6.8 million for the quarter ended March 31, 1996. Proceeds from loan sales were $20.3 million for the nine months ended March 31, 1997 as compared to $21.8 million for the nine months ended March 31, 1996. At present, the Company's policy is to sell all 30 and 15 year fixed rate loans as well as certain one-to-four family adjustable and multifamily loans originated that meet predefined criteria. As a result of loans being sold, loans serviced for others increased to $216.4 million at March 31, 1997, from $211.8 million at March 31, 1996.

Principal repayments on loans were $16.0 million and $15.1 million for the three months ended March 31, 1997 and 1996, respectively. For the nine months ended March 31, 1997 and 1996, principal repayments on loans were $39.3 and $36.8 million, respectively.

Retail deposits increased to $545.9 million at March 31, 1997 from $512.5 million at June 30, 1996. During the quarter ended March 31, 1997, the Association initiated a retail banking promotion featuring money market checking accounts with minimum balances of $5,000 to increase total transaction accounts as a percentage of total retail deposits. Transaction accounts consist of checking and passbook accounts including money market accounts. Primarily as a result of this promotion, total transaction accounts at the end of the quarter increased to $157.1 million or 28.8% of total retail deposits compared to $118.2 million or 22.7% of retail deposits at December 31, 1996. The promotion offered a higher introductory rate on the money market account guaranteed through March 31, 1997. The impact of this introductory rate combined with the new retail deposits attracted by this promotion contributed to a decline in the net interest margin for the quarter.

Savings and loan associations must, by regulation, maintain liquidity of a monthly average of 5% of deposits and short-term borrowings. The Association's average liquidity ratio for the quarters ended March 31, 1997 and 1996 was 5.11% and 5.23%, respectively.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996  The
---------------------------------------------------------------------
Company recorded net earnings of $1.3 million, $0.36 per share, for the quarter ended March 31, 1997. This compares to net earnings of $933,000, $0.24 per share, for the same period in fiscal 1996. For the nine months ended March 31, 1997, the Company reported net earnings of $1.3 million, $0.36 per share. This compared to net earnings of $2.5 million, $0.65 per share, for the same period a year earlier. The decrease in net earnings for the nine months ended March 31, 1997 is due primarily to the one-time SAIF special assessment accrued in the first quarter and paid in the second quarter of fiscal 1997.

INTEREST INCOME  Interest income amounted to $14.8 million for the quarter ended
---------------
March 31, 1997 as compared to $13.3 million for the quarter ended March 31, 1996. For the nine months ended March 31, 1997, interest income amounted to $43.4 million as compared to $38.8 million a year earlier. The increase in interest income for the three and nine month periods is a result of a larger earning asset base for the respective period compared to the same period in the previous year.

INTEREST EXPENSE  Interest expense for the quarter ended March 31, 1997 was $8.8
----------------
million, compared to $7.8 million for the same quarter in the previous year. Interest expense for the nine months ended March 31, 1997 was $25.7 million, compared to $23.2 million for the same period in the previous year. The increase in interest expense is a result of an increase in the average balance of liabilities during the current fiscal year partially offset by a decline in the cost of interest-bearing liabilities for the first two quarters of the current fiscal year.

NET INTEREST INCOME  The net interest margin for the quarter ended March 31,
-------------------
1997 was 3.21%, a 7 basis point decrease from the same period last year. For the nine months ended March 31, 1997 the net interest margin was 3.24%, a 4 basis point increase from the same period last year. Net interest income before provision for loan losses for the quarter ended March 31, 1997 amounted to $6.0 million compared to $5.5 million for the same period last year. For the nine months ended March 31, 1997 and 1996, net interest income before provision for loan losses was $17.7 million and $15.6 million, respectively. This increase is primarily a result of a larger earning asset base combined with a decline in the cost of liabilities that was a result of the general decline in market rates for the first two quarters of the fiscal year.

The following table displays average interest rates on the Company's interest-earning assets and interest-bearing liabilities:

                                                                      MARCH 31, 1997         MARCH 31, 1996
                                                                      --------------         --------------
                                                                   Three       Nine        Three          Nine
                                                                   Month      Month        Month          Month
                                                                  Average    Average      Average        Average
                                                                 --------   --------     --------        -------
 Yield on interest-earning assets............................     7.94%      7.93%        7.92%           7.94%
 Cost of interest-bearing liabilities........................     5.21%      5.18%        5.20%           5.32%
                                                                  -----      -----        -----           -----
 Interest rate spread (1)....................................     2.73%      2.75%        2.72%           2.62%
                                                                  =====      =====        =====           =====
 Net interest margin (2).....................................     3.21%      3.24%        3.28%           3.20%
                                                                  =====      =====        =====           =====

(1) The interest rate spread represents the difference between the weighted-average rate on interest-earning assets and the weighted average rate on interest-bearing liabilities.

(2) The net interest margin represents net interest income as a percentage of average interest-earning assets.


PROVISION FOR LOAN LOSSES  The provision for loan losses was $500,000 for the
-------------------------
three months ended March 31, 1997, compared to $600,000 for the same period last year. The provision for loan losses for the nine months ended March 31, 1997 was $2.5 million as compared to $1.3 million for the same period last year. Although the level of non-performing assets has declined from June 30, 1996, management believed it prudent to increase the general valuation allowance to keep pace with the growth in the loan portfolio and an increase in performing loans which demonstrated some weakness during the first quarter of fiscal 1997. The allowance for loan losses is maintained at an amount management considers adequate to cover losses on loans receivable which are deemed probable and estimable and is based on management's evaluation of the risks inherent in its loan portfolio and the general economy. A number of factors are considered, including asset classifications, estimated collateral values, local economic conditions, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Association's underwriting policies.

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

The following is a summary of the activity in the allowance for loan losses and the allowance for losses on real estate acquired through foreclosure (REO):

                                                         AT OR FOR THE                        AT OR FOR THE
                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED

                                                      MARCH 31,     MARCH 31,            MARCH 31,         MARCH 31,
                                                        1997          1996                 1997              1996
                                                        ----          ----                 ----              ----
                                                          (In thousands)                       (In thousands)
Accumulated through a charge to earnings:
   Balance at beginning of period...............      $6,664       $ 7,921              $ 6,542              $10,614
   Provision for loan losses....................         500           600                2,501                1,301
   Charge-offs, net.............................        (375)       (1,108)              (2,254)              (4,502)
                                                       -----        ------               ------              -------
   Balance at end of period.....................       6,789         7,413                6,789                7,413
Valuation allowance for portfolios acquired:
   Balance at beginning of period...............       1,284         1,780                1,291                1,494
   Purchases....................................          --            --                   --                  294
   Reductions credited..........................          (6)           (4)                 (13)                 (12)
                                                      ------       -------               ------               ------
   Balance at end of period.....................       1,278         1,776                1,278                1,776
                                                      ------       -------               ------               ------
      Total allowance for loan losses(1)........      $8,067       $ 9,189              $ 8,067              $ 9,189
                                                      ======       =======               ======               ======

Allowance for REO losses:
   Balance at beginning of period...............        $175          $175                 $175                 $175
   Additions charged to operations..............          --            --                   --                   --
                                                      ------       -------              -------              -------
   Balance at end of period.....................        $175          $175                 $175                 $175
                                                      ======       =======              =======              =======

(1) Includes specific allowances of $1.8 million and $3.3 million at March 31, 1997 and 1996, respectively.


OTHER INCOME   Other income for the three months ended March 31, 1997 was
------------
$640,000 compared to $666,000 for the same period last year. For the nine months ended March 31, 1997 other income was $1.9 million as compared to $1.8 million for the same period a year earlier. The decline in other income for the three months ended March 31, 1997 was a result of reduced commission on the sale of non-insured financial products, partially offset by an increase in loan servicing fees and gain on sale of loans held for sale. The increase in other income for the nine months ended March 31, 1997 was primarily a result of increased loan servicing fees.

OTHER EXPENSE   Other expense for the three months ended March 31, 1997 was $3.8
-------------
million, compared to $4.0 million the same period last year. For the nine months ended March 31, 1997 other expense was $14.7 million, compared to $11.7 million for the same period last year. The decline in other expense for the three months ended March 31, 1997 was primarily a result of reduction in deposit insurance from 23 basis points to 6.45 basis points effective January 1, 1997. The increase in other expense for the nine months ended March 31, 1997 was primarily a result of the $3.1 million expense for the one-time special SAIF assessment.

Compensation expense recognized with respect to the ESOP for the three months ended March 31, 1997 was $194,000, compared to $136,000 for the same period last year. For the nine months ended March 31, 1997, compensation expense with respect to the ESOP was $513,000, compared to $436,000 for the same period last year. Fair value exceeded the cost basis of the ESOP shares by $280,000 and $189,000 for the nine months ended March 31, 1997 and 1996, respectively, and was offset as a credit to paid in capital.

INCOME TAXES   The effective tax rates were 42.8% and 41.2% for the quarter
------------
ended March 31, 1997 and 1996, respectively, and were comparable to the applicable statutory rates in effect.


ASSET QUALITY

The following table sets forth information regarding non-accrual loans, troubled debt restructured loans and real estate acquired through foreclosure at the dates indicated:

                                                                             At          At           At
                                                                           MARCH 31,   JUNE 30,    MARCH 31,
                                                                            1997         1996        1996
                                                                            ----         ----        ----

                                                                                 (Dollars in thousands)
Non-accrual loans (1):
  Real estate loans:
        One-to-four family.........................................       $ 4,389     $ 1,614     $ 4,464
        Multifamily................................................         2,520       4,949       3,528
        Commercial.................................................         2,971       3,781       3,228
        Other......................................................            --         105          11
                                                                          -------     -------     -------
        Total non-accrual loans....................................         9,880      10,449      14,053
Troubled debt restructured loans (5)...............................           232         234       1,255
                                                                          -------     -------     -------
        Total non-performing loans................................         10,112      10,683      15,308
Real estate acquired through foreclosure..........................          1,551       2,435         720
                                                                          -------     -------     -------
         Total non-performing assets..............................        $11,663     $13,118     $16,028
                                                                          =======     =======     =======

Non-performing loans as a percentage of total loans (1)(2)........           1.55%       1.71%       2.06%
Non-performing assets as a percentage of total assets (3).........           1.49%       1.81%       1.91%
General Valuation Allowance (GVA) on loans
    as a percentage of total loans................................           0.96%       0.92%       0.97%
GVA on loans as a percentage of non-performing loans (1)(2).......          61.87%      53.52%      47.00%
Total GVA as a percentage of total non-performing assets (3)(4)...          55.14%      44.92%      45.76%

(1) Generally, the Company discontinues interest accrual when loans become 60 days past due.
(2) Non-performing loans are net of specific allowances and include non-accrual loans and troubled debt restructured loans.
(3) Non-performing assets include non-performing loans and REO.
(4) Includes loan and REO general valuation allowances.
(5) All troubled debt restructured loans are currently performing according to their restructured terms.


The Company's non-accrual policy provides that interest accruals generally are to be discontinued once a loan is past due for a period of 60 days or more. Loans may also be placed on non-accrual status even though they are less than 60 days past due if management concludes that it is probable that the borrower will not be able to comply with the repayment terms of the loan.

The Company defines non-performing loans as non-accrual loans and troubled debt restructured loans (at March 31, 1997, all troubled debt restructured loans were performing according to their restructured terms). Non-performing loans are reported net of specific allowances. Non-performing assets are defined as non-performing loans and real estate acquired through foreclosure.

Non-accrual loans at March 31, 1997 consisted of $4.4 million in one-to-four family loans, $2.5 million in multifamily loans and $3.0 million in commercial and industrial loans, which includes $1.0 million in land loans. At June 30, 1996, non-accrual loans consisted of $1.6 million in one-to-four family loans, $4.9 million in multifamily loans and $3.8 million in commercial and industrial loans, which includes $1.4 million in land loans, and $105,000 in other loans. Troubled debt restructured loans at March 31, 1997 remained relatively unchanged as compared to June 30, 1996 at approximately $230,000.

Non-performing assets were $11.7 million at March 31, 1997 which decreased from $13.1 million at June 30, 1996. Non-performing assets to total assets decreased to 1.49% at March 31, 1997 from 1.81% at June 30, 1996 due to a decrease in non-performing assets during the period, as well as an increase in total assets of the Company.

Although there was an overall decline in non-performing assets, the loan portfolio continues to experience problems resulting from factors such as borrower layoffs and deterioration of real estate values particularly in one-to-four family properties as evidenced by an increase in non-accrual one-to-four family loans at March 31, 1997 as compared to June 30, 1996. The Company believes, however, that the Southern California economy may be improving and many borrowers are reporting lower vacancy rates on multifamily properties.

IMPAIRED LOANS  A loan is considered impaired when based on current
--------------
circumstances and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Creditors are required to measure impairment of a loan based on any one of the following: (i) the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, (ii) an observable market price or (iii) the fair value of the loan's underlying collateral. The Company measures loan impairment based upon the fair value of the loan's underlying collateral property. Impaired loans exclude large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Association, loans collectively reviewed for impairment include all loans with principal balances of less than $300,000. At March 31, 1997, the Company had a gross investment in impaired loans of $8.2 million, including $5.4 million for which allowances of $1.2 million had been recorded and $2.8 million for which no allowances were required.

During the three and nine months ended March 31, 1997, the Company's average investment in impaired loans was $7.7 million and $8.2 million, respectively. For the three and nine months ended March 31, 1997, income recorded on impaired loans totaled $196,000 and $523,000 respectively, substantially all of which was recorded utilizing the cash-basis method of accounting. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. Impaired loans totalling $4.1 million were not performing in accordance with their contractual terms at March 31, 1997, and have been included in non-accrual loans at that date.

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

The Association was in compliance with all capital requirements in effect at March 31, 1997, and meets all standards necessary to be considered "well-capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Improvement Act of 1991 (FDICIA). The decrease in tangible and core capital ratios to 7.33% and risk-based capital to 12.31% at March 31, 1997 from 7.67% and 12.74%, respectively, at June 30, 1996, was due primarily to an increase in assets during the nine months ended March 31, 1997 and the one-time SAIF assessment.

The following table reflects the required and actual regulatory capital ratios of the Association at the dates indicated:

                                                  FIRREA            FDICIA             ACTUAL         ACTUAL
REGULATORY CAPITAL RATIOS FOR QUAKER CITY        MINIMUM      "WELL-CAPITALIZED"    AT MARCH 31,    AT JUNE 30,
FEDERAL SAVINGS AND LOAN ASSOCIATION           REQUIREMENT        REQUIREMENT           1997            1996
--------------------------------------------   -----------    ------------------    ------------    -----------

Tangible capital...........................       1.50%          N/A                  7.33%           7.67%
Core capital...............................       3.00%          5.00%                7.33%           7.67%
Risk-based capital.........................       8.00%         10.00%               12.31%          12.74%
Tier 1 Risk-based capital..................       N/A            6.00%               11.08%          11.53%

                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 5.      Other Information: Date of Annual Meeting
-------      -----------------------------------------

             The date of the 1997 annual meeting of stockholders of Quaker City Bancorp, Inc. ("the Company") has been set for Wednesday, November 19, 1997. Pursuant to Section 6 of Article I of the Company's Bylaws, stockholders who intend to submit a proposal or to make a nomination of a person for election to the Board of Directors at the 1997 Annual Meeting must provide timely written notice of the matter to the Corporate Secretary of the Company. To be timely, a stockholder's notice must be delivered or mailed to and received at the principal executive offices of the Corporation no less than ninety (90) days prior to the date of the Annual Meeting. Any notice to the Corporate Secretary must comply with the notice procedures and informational requirements of Section 6 of Article I of the Company's Bylaws (a copy of which is available upon request to the Corporate Secretary of the Company). No person shall be eligible for election as a Director of the Corporation unless nominated in accordance with the provisions of Section 6(c) of
             Article I of the Company's Bylaws.


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

                                    QUAKER CITY BANCORP, INC.

Date:  May 14, 1997                 By: /s/    Dwight L. Wilson
       ------------                     -----------------------------------
                                    Dwight L. Wilson
                                    Senior Vice President,
                                    Treasurer and Chief Financial Officer