Form 10-K
period 1997-06-30
QUAKER CITY BANCORP INC
filed 1997-09-25
CIK 912465

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended June 30, 1997

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

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (562) 907-2200
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

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

                         [X] Yes                [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked price of its Common Stock, $.01 par value, on September 18, 1997, on the Nasdaq National Market System was approximately $89,006,000.

  At September 18, 1997, 4,673,102 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held November 19, 1997 are incorporated by reference in Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I
 ITEM 1.    BUSINESS.....................................................    1
            General......................................................    1
            Lending Activities...........................................    3
            Delinquencies and Classification of Assets...................   10
            Nonperforming Assets and Restructured Loans..................   11
            Impaired Loans...............................................   13
            Allowances for Loan and Real Estate Losses...................   13
            Investment Activities........................................   16
            Sources of Funds.............................................   18
            Subsidiary Activities........................................   20
            Competition..................................................   20
            Personnel....................................................   21
            Federal Taxation.............................................   21
            State and Local Taxation.....................................   22
            Regulation and Supervision...................................   23
             General.....................................................   23
             Activities Restrictions.....................................   23
             Deposit Insurance...........................................   24
             FIRREA Capital Requirements.................................   25
             Prompt Corrective Action Requirements.......................   27
             Enforcement.................................................   27
             Savings and Loan Holding Company Regulation.................   27
             Classification of Assets....................................   30
             Community Reinvestment Act..................................   31
             Federal Home Loan Bank System...............................   31
             Required Liquidity..........................................   31
             Federal Reserve System......................................   32
             Pending Legislation.........................................   32
 ITEM 2.    PROPERTIES...................................................   34
 ITEM 3.    LEGAL PROCEEDINGS............................................   35
 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   35
 ITEM 4A.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........   35

                                    PART II

 ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS..........................................   36
 ITEM 6.    SELECTED FINANCIAL DATA......................................   37
 ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS....................................   39
            General......................................................   39
            Problem Assets...............................................   39
            Results of Operations........................................   39
            Financial Condition..........................................   41
            Capital Resources and Liquidity..............................   42
            Market Risk..................................................   45
            Asset/Liability Management...................................   47
            Average Balance Sheet........................................   50
            Impact of Inflation and Changing Prices......................   52
            Impact of New Accounting Standards...........................   52

                                                                           PAGE
                                                                           ----
 ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................   F-1
 ITEM 9.    CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.....................................  II-1
                                    PART III

 ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........  II-1
 ITEM 11.   EXECUTIVE COMPENSATION.......................................  II-1
 ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT...................................................  II-1
 ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............  II-1

                                    PART IV

 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K..................................................  II-2
            SIGNATURES...................................................  II-5

  This Annual Report on Form 10-K contains forward-looking statements, including but not limited to statements regarding, among other items, (i) the realization of the Company's business strategy, (ii) general economic conditions and the condition of the real estate market in Southern California,
(iii) the adequacy of the Company's allowance for loan and real estate losses,
(iv) interest rate risk and (v) anticipated trends in the thrift industry. Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," "intends," "estimates" and similar expressions. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from those contemplated by these forward-looking statements. There can be no assurance that the results and events contemplated by the forward-looking information contained in this Annual Report on Form 10-K will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to update or revise any forward-looking statements.

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Quaker City Bancorp, Inc. (the "Company"), incorporated in Delaware, is primarily engaged in the savings and loan business through its wholly owned subsidiary Quaker City Federal Savings and Loan Association (the "Association"). The Company was organized on September 13, 1993, for the purpose of acquiring all of the capital stock of the Association issued in the conversion of the Association from mutual to stock form effective December 30, 1993. The Association was originally founded in 1920 as the Mutual Building and Loan Association of Whittier, and in 1938 became a federally chartered mutual savings and loan association. The Company's principal business is serving as the holding company for the Association. Historical information presented throughout this report at and for periods ended prior to the Company's commencement of operations on December 30, 1993, is that of the Association. The executive offices of the Company are located at 7021 Greenleaf Avenue, Whittier, California 90602, telephone number (562) 907-2200.

  The Association operates eight retail full service branches in the Southern California communities of Whittier (2), La Habra (2), Brea, Fullerton, La Mirada and Hacienda Heights. The Company plans to open at least one new retail banking branch during the 1998 fiscal year.

  The Company is a savings and loan holding company and as such is subject to examination and regulation by the Office of Thrift Supervision ("OTS"). The deposits of the Association are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). The Association is regulated by the Director of the OTS and the FDIC. The Association is a member of the Federal Home Loan Bank ("FHLB") of San Francisco, which is one of the twelve regional banks comprising the Federal Home Loan Bank System. The Association is also subject to certain regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") with respect to reserves required to be maintained against deposits and certain other matters. See "--Regulation and Supervision--General."

  The Company's principal business has been and continues to be attracting retail deposits from the general public in the area surrounding its offices and investing those deposits, together with funds generated from operations and borrowings. Through its wholly owned subsidiary, Quaker City Financial Corporation ("QCFC"), the Company also engages in the sale of insurance and investment products on an agency basis. See "--Subsidiary Activities." The Company originates predominantly one-to-four family loans and multifamily loans within its primary market area and emphasizes multifamily lending in low and moderate income communities, specifically in the Los Angeles metropolitan area. To a lesser extent, the Company invests in commercial real estate loans. At June 30, 1997, the Company's gross mortgage loan portfolio (including loans held for sale) totaled approximately $659.7 million, of which approximately 45.47% was secured by one-to-four residential properties, 45.77% was secured by multifamily (five or more units) properties and 8.39% was secured by commercial properties. See "--Lending Activities." At that same date, approximately 84.94% of the one-to-four family, 95.17% of the multifamily and 92.29% of the commercial mortgage portfolios consisted of adjustable rate mortgage ("ARM") loans.

  In addition to originating loans to hold in portfolio, the Company also originates loans for sale. The Company also purchases loans for investment and for sale. Loan sales come from loans held in the Company's portfolio designated as being held for sale or originated during the period and being so designated. Historically, the Company has generally retained the servicing rights on most loans sold, however, some loans are sold servicing released. In addition, the Company invests in securities issued by the U.S. Government and agencies thereof, mortgage-backed securities ("MBS") and other permitted investments under applicable federal laws and regulations. The Company's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, mortgage loan servicing activities, and interest and dividends on its investment securities and MBS.

  The Company's primary sources of funds are deposits, borrowings from the FHLB of San Francisco ("FHLB advances"), securities sold under agreements to repurchase, principal and interest payments on loans and proceeds from the sale of loans. At June 30, 1997, the Company had deposits of approximately $553.2 million, including approximately $78.3 million in time deposits of $100,000 or more. At that date, the Company's borrowings included $157.7 million in FHLB advances. See "--Sources of Funds."

  On April 24, 1997, the Board of Directors of the Company declared a 25% common stock dividend paid on May 30, 1997, to shareholders of record on May 12, 1997. The dividend was intended as a distribution of retained earnings to the Company's shareholders and to enhance both the marketability and liquidity of the Company's stock. Total stockholders' equity was unchanged by the stock dividend and all historical earnings per share data herein reflect the increased number of shares of the Company's stock outstanding after the dividend. At June 30, 1997, the Company had stockholders' equity of $70.2 million, representing 8.77% of total assets.

  For the year ended June 30, 1997, the Company reported net earnings of $2.8 million, $0.61 per share. This compares to net earnings of $3.6 million, $0.74 per share and $2.3 million, $0.48 per share for the years ended June 30, 1996 and 1995, respectively. The reduction in fiscal 1997 earnings over fiscal 1996 was primarily due to the special assessment paid by the Association as part of the recapitalization of the Savings Association Insurance Fund. During the quarter ended September 30, 1996, the Association accrued $3.1 million in expense for this special assessment and paid this amount during the second quarter of fiscal 1997. Excluding the impact of the one-time special assessment, net earnings for the fiscal year ended June 30, 1997, would have been $4.6 million, $1.00 per share.

  Total assets of the Company were $801.4 million at June 30, 1997, an increase of $76.3 million during the fiscal year. The increase in assets was primarily in residential loans with loans on multifamily properties increasing $43.0 million and one-to-four loans decreasing $3.3 million, and with investment securities and mortgage-backed securities increasing $33.6 million. The asset growth was funded by an increase in deposits of $40.7 million and borrowings of $22.1 million. At June 30, 1997, the Company had total deposits of $553.2 million and total borrowings of $157.7 million.

  The Southern California economy and real estate market in the Company's primary lending area have shown improvement during the year, especially in income property values. The Company's level of nonperforming assets declined from June 30, 1996. The Company includes nonaccruing loans, troubled debt restructured loans and real estate acquired through foreclosure ("REO") in determining its level of nonperforming assets. At June 30, 1997, the Company reported $10.5 million in nonperforming assets in the Company's portfolio compared to $13.1 million and $13.2 million at June 30, 1996 and 1995, respectively. The Company recorded provisions for loan losses of $3.0 million for the year ended June 30, 1997 compared to $2.1 million and $998,000 for the years ended June 30, 1996 and 1995, respectively. See "--Allowances for Loan and Real Estate Losses" and "Management's Discussion and Analysis ("MD&A")--Results of Operations."

LENDING ACTIVITIES

  General. Since 1982, the Company has emphasized the origination of ARM loans for retention in its portfolio. This practice has enabled the Company to reduce its interest rate risk exposure by concentrating its loan portfolio in assets with either shorter terms or more frequent repricing, or both. The Company originates fixed rate loans in response to customer demand as well. The type of loans the Company originates is dependent upon the relative customer demand for fixed-rate or ARM loans, which in turn is affected by the current and expected level of interest rates. Historically, the Company has sold fixed rate loans in the secondary market to the Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and others. During 1997, the Company retained certain fixed rate loans in its portfolio.

  Loan and Mortgage-Backed Securities Portfolio Composition. The Company's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four family and multifamily (five or more units) residences. At June 30, 1997, the Company had gross loans outstanding of $659.7 million, of which $300.0 million, or 45.47%, were one-to-four family mortgage loans. At the same date, multifamily mortgage loans totaled $302.0 million, or 45.77% of gross loans. The remainder of the loan portfolio consists of $55.3 million of commercial real estate loans, or 8.39% of gross loans, $1.4 million of land loans, or 0.21% of gross loans, and other loans of $1.1 million, or 0.16% of gross loans. Included in these amounts at June 30, 1997 were $623,000 of loans held for sale, comprising 0.09% of gross loans. At that same date, 84.94% of the Company's one-to-four family, 95.17% of its multifamily and 92.29% of its commercial mortgage loans had adjustable interest rates.

  The Company invests in MBS, including securities guaranteed by GNMA, FNMA and FHLMC. To a limited extent the Company also invests in privately issued MBS which typically have received a "AA" or "AAA" credit rating from at least one nationally recognized rating service. The Company invests in both adjustable rate and fixed rate MBS. In an effort to reduce the potential interest rate risk inherent in fixed rate assets, the Company purchases fixed rate MBS with a variety of coupon rates, maturities, and prices. Furthermore, the assets are typically purchased with fixed rate FHLB advances of various terms to maturity primarily ranging from 1 month to 5 years in order to mitigate the Company's exposure to changes in interest rates. The adjustable rate MBS portfolio typically have life caps that will prevent the MBS from further upward adjustments in rate should interest rates rise above the cap limit. Prior to purchase, management considers the Company's overall tolerance to interest rate risk and invests accordingly. At June 30, 1997, the Company's MBS portfolio totaled $74.1 million or 9.25% of total assets. MBS are comprised of $48.1 million of agency securities, $4.6 million issued by other financial institutions and $21.4 million in collateralized mortgage obligations (CMO's). Of the $21.4 million in CMO's 97.20% or $20.8 million are agency guaranteed. For all years presented, the CMO's represent non-equity senior interests in mortgage pass-through certificates and were of investment grade. At June 30, 1997, all MBS were classified as held to maturity.

  The following table sets forth the composition of the Company's loan and MBS portfolios in dollar amounts and percentages of the respective portfolio at the dates indicated.

                                                                 AT JUNE 30,
                     -------------------------------------------------------------------------------------------------------
                            1997                1996                 1995                 1994                 1993
                     ------------------- -------------------- -------------------- -------------------- --------------------
                              PERCENTAGE           PERCENTAGE           PERCENTAGE           PERCENTAGE           PERCENTAGE
                      AMOUNT   OF TOTAL   AMOUNT    OF TOTAL   AMOUNT    OF TOTAL   AMOUNT    OF TOTAL   AMOUNT    OF TOTAL
                     -------- ---------- --------  ---------- --------  ---------- --------  ---------- --------  ----------
                                                           (DOLLARS IN THOUSANDS)
Loans:
 Residential:
   One-to-four
    units..........  $299,979    45.47%  $303,273     48.54%  $288,664     51.85%  $234,709     49.51%  $201,617     46.25%
   Multifamily.....   301,965    45.77    258,970     41.45    205,731     36.95    177,539     37.46    174,025     39.92
 Commercial........    55,331     8.39     60,822      9.74     60,709     10.91     60,617     12.79     58,975     13.53
 Land..............     1,352     0.21      1,038      0.17      1,046      0.19        691      0.15        720      0.17
 Other.............     1,070     0.16        627      0.10        546      0.10        412      0.09        595      0.13
                     --------   ------   --------    ------   --------    ------   --------    ------   --------    ------
   Loans, gross....   659,697   100.00%   624,730    100.00%   556,696    100.00%   473,968    100.00%   435,932    100.00%
                                ======               ======               ======               ======               ======
Less:
 Undisbursed loan
  funds............       441                 378                  187                  183                  215
 Unamortized
  discounts........     2,404               2,864                2,815                1,999                2,385
 Deferred loan
  fees, net........     3,493               3,093                2,442                2,184                2,014
 Allowance for
  loan losses......     7,772               7,833               12,108               13,660                5,079
                     --------            --------             --------             --------             --------
   Loans, net......   645,587             610,562              539,144              455,942              426,239
Less:
 Loans held for
  sale:
   One-to-four
    units..........       623               1,455                  400                5,415                8,989
   Multifamily.....       --                1,435                1,266                  --                 3,683
                     --------            --------             --------             --------             --------
   Net loans held
    for investment.  $644,964            $607,672             $537,478             $450,527             $413,567
                     ========            ========             ========             ========             ========
Mortgage-backed
 securities:
 FNMA..............  $ 13,240    17.87%  $ 11,129     26.70%  $ 11,367     27.77%  $    --        -- %  $    --        -- %
 FHLMC.............     1,298     1.75      1,697      4.07      2,117      5.17        119      0.80        192      1.40
 GNMA..............    33,577    45.32      7,885     18.92        --        --         --        --         --        --
 Issued by other
  financial
  institutions.....     4,554     6.15      5,781     13.87     11,451     27.97     12,659     84.64     11,495     83.98
 Collateralized
  mortgage
  obligations......    21,423    28.91     15,185     36.44     16,004     39.09      2,178     14.56      2,001     14.62
                     --------   ------   --------    ------   --------    ------   --------    ------   --------    ------
                       74,092   100.00%    41,677    100.00%    40,939    100.00%    14,956    100.00%    13,688    100.00%
                                ======               ======               ======               ======               ======
Plus (Less):
 Unamortized
  premium
  (discount).......        47                (502)                (946)                (247)                (115)
                     --------            --------             --------             --------             --------
   Mortgage-backed
    securities,
    net............    74,139              41,175               39,993               14,709               13,573
Less:
 Mortgage-backed
  securities
  available for
  sale.............       --                  --                   --                 5,997                6,660
                     --------            --------             --------             --------             --------
   Net mortgage-
    backed
    securities held
    to maturity....    74,139              41,175               39,993                8,712                6,913
                     --------            --------             --------             --------             --------
Total net loans and
 mortgage-backed
 securities held
 for investment or
 to maturity.......  $719,103            $648,847             $577,471             $459,239             $420,480
                     ========            ========             ========             ========             ========

  Loan Maturity. The following table shows the maturity of the Company's gross loans and MBS at June 30, 1997. The table includes loans held for sale of $623,000. The table does not include principal repayments. Principal repayments on loans totaled $54.5 million, $48.0 million and $39.3 million for the years ended June 30, 1997, 1996 and 1995, respectively. Principal repayments on MBS totaled $7.3 million, $11.2 million, and $2.9 million for the years ended June 30, 1997, 1996, and 1995, respectively.

                                                      AT JUNE 30, 1997
                          -------------------------------------------------------------------------
                            ONE-                                       TOTAL    MORTGAGE-
                          TO-FOUR   MULTI-                             LOANS      BACKED
                           FAMILY   FAMILY  COMMERCIAL  LAND  OTHER  RECEIVABLE SECURITIES  TOTAL
                          -------- -------- ---------- ------ ------ ---------- ---------- --------
                                                       (IN THOUSANDS)
Amounts due:
 One year or less.......  $    578 $  6,631  $ 3,358   $1,002 $  310  $ 11,879   $   --    $ 11,879
                          -------- --------  -------   ------ ------  --------   -------   --------
 After one year:
 More than one year to
  three years...........     1,257    4,812    2,045      --      78     8,192       326      8,518
 More than three years
  to five years.........    10,448   10,179    7,085      291      1    28,004       --      28,004
 More than five years to
  10 years..............    11,796   37,493   11,627      --       2    60,918     2,228     63,146
 More than 10 years to
  20 years..............    42,150  214,427   29,910      --     206   286,693     5,572    292,265
 More than 20 years.....   233,750   28,423    1,306       59    473   264,011    65,966    329,977
                          -------- --------  -------   ------ ------  --------   -------   --------
  Total due after one
   year.................   299,401  295,334   51,973      350    760   647,818    74,092    721,910
                          -------- --------  -------   ------ ------  --------   -------   --------
  Total amounts due.....  $299,979 $301,965  $55,331   $1,352 $1,070  $659,697   $74,092   $733,789
                          ======== ========  =======   ====== ======  ========   =======   ========

  The following table sets forth at June 30, 1997, the dollar amount of all loans due after June 30, 1998, and whether such loans have fixed or adjustable interest rates.

                                                          AT JUNE 30, 1997
                                                     ---------------------------
                                                      FIXED  ADJUSTABLE  TOTAL
                                                     ------- ---------- --------
                                                           (IN THOUSANDS)
Real estate loans:
  One-to-four family................................ $44,609  $254,792  $299,401
  Multifamily.......................................   9,981   285,353   295,334
  Commercial real estate............................   2,020    49,953    51,973
  Land..............................................     350       --        350
Other loans.........................................     726        34       760
                                                     -------  --------  --------
  Total loans....................................... $57,686  $590,132  $647,818
                                                     =======  ========  ========

  Origination, Purchase, Sale and Servicing of Loans. The Company's mortgage lending activities are conducted primarily through its executive and branch offices. The Company originates both fixed rate and ARM loans. Its ability to originate ARM loans as opposed to fixed rate loans is dependent upon the relative customer demand, which is affected by the current and expected future level of interest rates.

  Additionally, the Company purchases or participates in loans originated by other institutions. The determination to purchase loans is based upon the Company's investment needs and market opportunities. All loan types may be purchased. The determination to purchase specific loans or pools of loans is subject to the Company's underwriting policies, which require consideration of the financial condition of the borrower and the appraised value of the property, among other factors. The Company has purchased loans from independent parties in various transactions. During the year ended June 30, 1997, $12.5 million, or 9.82% of the Company's total new loans were purchased.

  At origination or time of purchase, the Company designates loans as held for investment or held for sale. Historically, loans held for sale have been sold in the secondary market to FNMA, FHLMC and other investors. The Company generally retains the servicing rights on most loans sold, however, certain loans are sold servicing released. The determination to sell a specific loan or pool of loans is made based upon the Company's investment needs, growth objectives and market opportunities.

  In an attempt to further minimize interest rate risk associated with fixed rate loans designated as held for sale, the Company may enter into commitments with FNMA and other investors (known as forward commitments) to sell loans at a future date at a specified price. The Company will then simultaneously process and close the loans, thereby attempting to protect the price of loans in process from interest rate fluctuations that may occur from application to sale. There is risk involved in this forward commitment activity. In a declining interest rate environment, borrowers may choose not to close loans, but the Company would remain obligated to fulfill its forward commitments. The inability of the Company to originate or acquire loans to fulfill these commitments may result in the Company being required to pay non-delivery fees. In an increasing interest rate environment, the Company is subject to interest rate risk in the event its commitments to make loans to borrowers exceeds its commitments to sell loans. The Company does not intend to enter into forward commitments on ARM loans.

  The Company sells loans and participations in loans with yield rates to the investors based upon current market rates. Gain or loss is recognized to the extent that the selling prices differ from the carrying value of the loans sold based on the estimated relative fair values of the assets sold and any retained interests, less any liabilities incurred. The assets obtained on sale are generally loan servicing assets. Liabilities incurred in a sale may include recourse obligations or servicing liabilities. Historically, the Company has not established servicing assets or liabilities, although the Company has retained the servicing rights on loans sold, because management has determined that the benefits from the contractually specified servicing fees and other ancillary sources are offset by the cost the Company incurs in servicing.

  In addition to retaining the servicing rights for originated loans, the Company may also purchase mortgage servicing rights related to mortgage loans originated by other institutions. The Company's current loan policies provide that the aggregate amount of purchased mortgage servicing shall not exceed 75% of the total loans in the Company's portfolio that are serviced for others. At June 30, 1997, the Company had no purchased mortgage servicing rights asset.

  The following table sets forth activity in the Company's loan and MBS portfolios for the periods indicated:

                                                      AT OR FOR THE YEAR ENDED
                                                              JUNE 30,
                                                     --------------------------
                                                       1997     1996     1995
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
Gross loans:
  Beginning balance................................. $624,730 $556,696 $473,968
    Loans originated:
    One-to-four family..............................   32,092   51,383   60,915
    Multifamily.....................................   79,541   70,841   39,177
    Commercial......................................    3,081      122    6,172
    Land............................................      292      --       --
                                                     -------- -------- --------
    Total loans originated..........................  115,006  122,346  106,264
    Loans purchased.................................   12,521   27,789   24,792
    Loans to facilitate the sale of REO.............    4,847    5,580    7,407
                                                     -------- -------- --------
     Total..........................................  132,374  155,715  138,463
  Less:
    Transfer to REO.................................    8,313    7,764    8,593
    Principal repayments............................   54,465   48,032   39,295
    Sales of loans..................................   33,870   27,662   10,321
    Other, net......................................      759    4,223   (2,474)
                                                     -------- -------- --------
  Ending balance.................................... $659,697 $624,730 $556,696
                                                     ======== ======== ========
Gross mortgage-backed securities:
  Beginning balance................................. $ 41,677 $ 40,939 $ 14,956
    Mortgage-backed securities purchased............   40,228   13,766   28,102
  Less:
    Principal repayments............................    7,305   11,157    2,906
    Other, net......................................      508    1,871     (787)
                                                     -------- -------- --------
  Ending balance.................................... $ 74,092 $ 41,677 $ 40,939
                                                     ======== ======== ========

  One-to-Four Family Mortgage Lending. The Company offers both fixed-rate mortgage loans and ARM loans secured by one-to-four family residences, including, to a lesser extent, condominium units, located in the Company's primary market area, with maturities up to 30 years. Substantially all of such loans are secured by property located in Southern California. Loan originations are generally obtained from existing or past customers, members of the local communities and loan brokers. Included in one-to-four family loans are $12.5 million of adjustable rate home equity credit lines tied to the Wall Street Prime index. These loans are generally secured by a first or second trust deed, with maturities up to 25 years.

  At June 30, 1997, the Company's gross loans outstanding were $659.7 million, of which $300.0 million, or 45.47%, were one-to-four family mortgage loans. Of the one-to-four family mortgage loans outstanding at that date, 15.06% were fixed-rate loans, and 84.94% were ARM loans. The Company's policy is to originate one-to-four family mortgage loans in amounts generally up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. In recent years, declines in the real estate values in the Company's primary lending area have resulted in increases in the loan-to-value ratio on some mortgage loans subsequent to origination.

  Multifamily Lending. The Company originates multifamily mortgage loans generally secured by 5-to-36 unit apartment buildings located in the Los Angeles metropolitan area. In originating a multifamily mortgage loan, the Company considers the qualifications of the borrower as well as the underlying security. Some of the foremost factors to be considered are the net operating income of the mortgaged premises before debt service and depreciation, the debt service ratio (the ratio of net operating income to debt service) and the ratio of the loan amount to appraised value. Pursuant to the Company's underwriting policies, a multifamily ARM loan generally may only be made in an amount up to 80% of the appraised value of the underlying property. The Company also generally requires a debt service coverage ratio of at least 110%. Properties securing a loan are appraised by an independent appraiser and title insurance is required on all loans. The average outstanding loan balance on multifamily mortgage loans at June 30, 1997 was approximately $314,000, with the largest loan, as discussed below, being $1.8 million. Declines in the real estate values in the Company's primary lending area have resulted in an increase in the loan-to-value ratio on some mortgage loans subsequent to origination.

  When evaluating the qualifications of the borrower for a multifamily loan, the Company considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, and the Company's lending experience with the borrower. The Company's underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property with current rental income. The borrower should also present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In assessing the creditworthiness of the borrower, the Company generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation. The Company's largest multifamily loan at June 30, 1997 had an outstanding loan balance of $3.6 million, of which the Company owns $1.8 million and has participated the remaining balance to another financial institution, and is secured by a residential hotel located in the Los Angeles metropolitan area. This loan was classified as Substandard at June 30, 1997 (for definition of Substandard, see "Delinquencies and Classification of Assets--Classification of Assets" below). During the year ended June 30, 1997, the Company originated $79.5 million of multifamily loans. At June 30, 1997, the multifamily loan portfolio totaled $302.0 million or 45.77% of gross loans. Of the $302.0 million in multifamily loans, 4.83% were fixed-rate loans and 95.17% were ARM loans.

  Multifamily loans are generally considered to involve a higher degree of credit risk and to be more vulnerable to deteriorating economic conditions than one-to-four family residential mortgage loans. These loans typically involve higher loan principal amounts and the repayment of such loans generally depend on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. Recessionary economic conditions of the type that prevailed in the Company's primary lending market area in recent years tend to result in higher vacancy and reduced rental rates and net operating incomes from multifamily residential properties. Of the Company's $3.0 million of charge-offs in fiscal 1997, $2.2 million, or 73.33%, were for multifamily loans. See "--Allowances for Loan and Real Estate Losses."

  Commercial Real Estate Lending. The Company originates commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings or a combination of residential and retail facilities and mobile home parks located in the Association's primary market area. At June 30, 1997, the commercial real estate loan portfolio aggregated $55.3 million. Of the $55.3 million, 7.71% were fixed-rate loans and 92.29% were ARM loans. The Company originated $3.1 million of commercial real estate loans during the year ended June 30, 1997. The Company's underwriting procedures provide that commercial real estate loans generally may be made in amounts up to 70% of the appraised value of the property. These loans may be made with terms up to 30 years for ARM loans. The Company's underwriting standards and procedures are similar to those applicable to its multifamily loans, wherein the Company considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Company has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 110%. The largest commercial real estate loan in the Company's portfolio is secured by a mobile home park located in El Monte, California and had an outstanding principal balance at June 30, 1997 of $1.5 million and was not classified.

  Commercial real estate loans are generally considered to involve a higher degree of credit risk and to be more vulnerable to deteriorating economic conditions than one-to-four family residential mortgage loans. These loans typically involve higher loan principal amounts and the repayment of such loans generally depend on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. Recessionary economic conditions of the type that prevailed in the Company's primary lending market area in recent years tend to result in higher vacancy and reduced rental rates and net operating incomes from commercial properties. Of the Company's $3.0 million of charge-offs in fiscal 1997, $165,000, or 5.42%, were for commercial real estate loans. See "--Allowances for Loan and Real Estate Losses."

  Certain Loan Terms. The interest rates for the majority of the Company's ARM loans in portfolio are indexed to the 11th District Cost of Funds Index ("COFI"). The Company currently offers a number of ARM loan programs with interest rates tied to treasury based and COFI indices which adjust monthly, semi-annually or annually, some of which have payment caps. Because of payment caps and the different times at which interest rate adjustments and payment adjustments are made, in periods of rising interest rates monthly payments may not be sufficient to pay the interest accruing on some of the Company's ARM loans. The amount of any shortfall ("negative amortization") is added to the principal balance of the loan to be repaid through future monthly payments, which could cause increases in the amount of principal owed to the Company over that which was originally lent. The Company currently has approximately $384.4 million in mortgage loans that may be subject to negative amortization. During the years ended June 30, 1997, 1996 and 1995, the negative amortization associated with these loans totaled $618,000, $994,000 and $430,000, respectively. Significant negative amortization can increase the associated risk of default on loans, particularly for loans originated with relatively high loan-to-value ratios. Based on historical experience, management does not believe that the loss experience on the loans that are subject to negative amortization is materially different from the loss experience on the balance of its portfolio.

  Mortgage loans originated by the Company, generally include due-on-sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Company's consent. Due-on-sale clauses are an important means of adjusting the rates on the Company's fixed rate multifamily and commercial mortgage loan portfolios and the Company has generally exercised its rights under these clauses.

  Loan Approval Procedures and Authority. The Company's Board of Directors has a standing Loan Committee. The Loan Committee is primarily responsible for establishing the lending policies of the Company and reviewing properties offered as security. The Board of Directors has authorized the following persons to approve loans up to the amounts indicated: mortgage loans in amounts of $750,000 and below may be approved by the Loan Division Manager or his designate; mortgage loans in excess of $750,000 and up to $1.5 million require the approval of the President or any member of the Loan Committee; and mortgage loans in excess of $1.5 million requires the approval of at least two members of the Loan Committee.

  For all loans originated by the Company, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency and, if necessary, additional financial information is required. Appraisals of the real estate intended to secure proposed loans over $150,000 are required, which appraisals currently are performed by independent appraisers designated and approved by the Company. The Company's Board annually approves the independent appraisers used by the Company and approves the Company's appraisal policy. The Company's policy is to obtain title and hazard insurance on all real estate loans. If the original loan amount exceeds 80% of the underlying property's value on a sale or refinance of a first trust deed loan, private mortgage insurance is required and the borrower will be required to make payments to a mortgage impound account from which the Company makes disbursements for property taxes and mortgage insurance.

DELINQUENCIES AND CLASSIFICATION OF ASSETS

  Delinquent Loans. Management performs a monthly review of all delinquent loans and reports to the Company's Board of Directors regarding the same. The procedures taken by the Company with respect to delinquencies vary depending on the nature of the loan and period of delinquency.

  The Company's policies generally provide that delinquent mortgage loans be reviewed and that a written late charge notice be mailed no later than the 11th or 16th day of delinquency for mortgage loans with 10 day or 15 day grace periods, respectively. The Company's policies provide that telephone contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Company will attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. See also "-- Nonperforming Assets and Restructured Loans."

  At June 30, 1997, 1996 and 1995, delinquencies in the Company's loan portfolio were as follows:

                                 1997                              1996                              1995
                   --------------------------------- --------------------------------- ---------------------------------
                      60-89 DAYS    90 DAYS OR MORE     60-89 DAYS    90 DAYS OR MORE     60-89 DAYS    90 DAYS OR MORE
                   ---------------- ---------------- ---------------- ---------------- ---------------- ----------------
                   NUMBER PRINCIPAL NUMBER PRINCIPAL NUMBER PRINCIPAL NUMBER PRINCIPAL NUMBER PRINCIPAL NUMBER PRINCIPAL
                     OF    BALANCE    OF    BALANCE    OF    BALANCE    OF    BALANCE    OF    BALANCE    OF    BALANCE
                   LOANS  OF LOANS  LOANS  OF LOANS  LOANS  OF LOANS  LOANS  OF LOANS  LOANS  OF LOANS  LOANS  OF LOANS
                   ------ --------- ------ --------- ------ --------- ------ --------- ------ --------- ------ ---------
                                                          (DOLLARS IN THOUSANDS)
One-to-four
 family..........     4    $  442     25    $3,011      3    $  246     12    $1,467      3    $  144      9    $1,359
Multifamily......     3     1,045      4       348      5     2,220     11     3,991      5     3,293      7     2,804
Commercial.......     5     3,648      3     1,054      1     1,087      7     3,155      2     1,111      4     2,757
Other loans......   --        --     --        --     --        --       4       105    --        --     --        --
                    ---    ------    ---    ------    ---    ------    ---    ------    ---    ------    ---    ------
 Total...........    12    $5,135     32    $4,413      9    $3,553     34    $8,718     10    $4,548     20    $6,920
                    ===    ======    ===    ======    ===    ======    ===    ======    ===    ======    ===    ======
Delinquent loans
 to total gross
 loans...........            0.78%            0.67%            0.57%            1.40%            0.82%            1.24%

  The loans in the above table have been considered in connection with the Company's overall assessment of the adequacy of its allowance for loan losses. However, there can be no assurance that the Company will not have to establish additional loss provisions for these loans in the future. See "--Allowances for Loan and Real Estate Losses" and "MD&A--Problem Assets."

  Classification of Assets. Federal regulations and the Company's Classification of Assets Policy require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Company has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Company currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full", on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." See "--Regulation and Supervision-- Classification of Assets." The Company's Internal Asset Review Committee monthly reviews and classifies the Company's assets and reports the results of its review to the Company's Board of Directors.

  The following table sets forth information with respect to the classified assets of the Company at June 30, 1997.

                                                         AT JUNE 30, 1997
                                                   ----------------------------
                                                   SUBSTANDARD DOUBTFUL  TOTAL
                                                   ----------- -------- -------
                                                          (IN THOUSANDS)
Real estate loans:
  One-to-four family..............................   $ 6,865     $--    $ 6,865
  Multifamily.....................................     8,289      --      8,289
  Commercial and Land.............................     3,419      --      3,419
REO...............................................     1,720      --      1,720
Investment in subsidiaries(1).....................       119      --        119
Securities........................................        18      --         18
                                                     -------     ----   -------
Total Classified Assets...........................   $20,430     $--    $20,430
                                                     =======     ====   =======

--------
(1) At June 30, 1997, the Company classified as Substandard 61% of the Company's equity investment in subsidiaries. At such date, QCFC reported total assets of $1.2 million. See "--Subsidiary Activities."

  Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", the Company recognizes impairment on troubled collateral dependent loans by creating a specific valuation allowance. At June 30, 1997 and 1996, the specific valuation allowance totaled $1.5 million and $2.2 million, respectively. The loans for which a specific valuation allowance was established are in the process of collection. At such time that these loans are deemed uncollectible the specific valuation allowance is charged-off.

  In addition to adversely classified assets, assets which do not currently expose the Company to sufficient risk to warrant adverse classification but possess weaknesses are designated "Special Mention." According to OTS guidelines, Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. At June 30, 1997, $10.0 million of assets were graded as Special Mention, compared to $9.1 million at June 30, 1996.

  These assets have been considered in connection with the Company's overall assessment of the adequacy of its allowance for loan losses; however, there can be no assurance that the Company will not establish additional loss provisions for these assets in the future. See "--Allowances for Loan and Real Estate Losses" and "MD&A--Problem Assets."

NONPERFORMING ASSETS AND RESTRUCTURED LOANS

  After 60 days, the Company ceases the accrual of interest on loans and any previously accrued interest is reversed. In addition, the Company may restructure a loan due to the debtor's financial difficulty and grant a concession which the Company would not have otherwise considered. REO is recorded at fair value less estimated costs of disposition.

  The following table sets forth information regarding nonaccrual loans, troubled debt restructured loans and REO. There were no accruing loans past due 60 days or more for any of the periods presented below.

                                                 AT JUNE 30,
                                   -------------------------------------------
                                    1997     1996     1995     1994     1993
                                   -------  -------  -------  -------  -------
                                           (DOLLARS IN THOUSANDS)
Real estate loans:
  One-to-four family.............. $ 3,226  $ 1,614  $ 1,269  $ 2,033  $ 2,960
  Multifamily.....................   2,387    4,949    3,999    4,429    2,369
  Commercial and land.............   2,926    3,781    2,510    3,359      713
Other:
  Loans secured by savings
   deposits.......................     --       105      --        35       32
                                   -------  -------  -------  -------  -------
  Total nonaccrual loans(1).......   8,539   10,449    7,778    9,856    6,074
Troubled debt restructured loans..     229      234    3,387    5,352    3,611
                                   -------  -------  -------  -------  -------
  Total nonperforming loans.......   8,768   10,683   11,165   15,208    9,685
Real estate acquired through
 foreclosure......................   1,720    2,435    2,045    2,154    2,458
                                   -------  -------  -------  -------  -------
  Total nonperforming assets...... $10,488  $13,118  $13,210  $17,362  $12,143
                                   =======  =======  =======  =======  =======
Ratios:
  Net charge-offs to average
   loans..........................    0.47%    1.13%    0.75%    0.34%    0.03%
  General Valuation Allowance
   (GVA) on loans as a percentage
   of total nonaccrual loans(1)...   72.81    54.72    99.00    87.13    70.27
  GVA on loans as a percentage of
   gross loans....................    0.94     0.92     1.38     1.81     0.98
  GVA on loans as a percentage of
   total nonperforming loans(2)...   70.91    53.52    68.97    56.47    44.07
  Total GVA as a percentage of
   total nonperforming assets(3)..   60.95    44.92    59.61    50.13    35.93
  Total nonaccrual loans as a
   percentage of gross loans(1)...    1.29     1.67     1.40     2.08     1.39
  Nonperforming loans as a
   percentage of gross loans(2)...    1.33     1.71     2.01     3.21     2.22
  Nonperforming assets as a
   percentage of total assets(4)..    1.31     1.81     2.06     3.39     2.49

--------
(1) Nonaccrual loans are net of specific allowances of $1.5 million, $2.2 million, $4.3 million, $5.1 million and $811,000 for the years ended June 30, 1997, 1996, 1995, 1994 and 1993, respectively.

(2) Nonperforming loans include nonaccrual and troubled debt restructured loans. Gross loans include loans held for sale.

(3) Total GVA includes loan and REO general valuation allowances.

(4) Nonperforming assets include nonperforming loans and REO.

  The gross amount of interest income on nonaccrual loans that would have been recorded during the years ended June 30, 1997, 1996 and 1995 if the nonaccrual loans had been current in accordance with their original terms was $782,000, $1.1 million and $920,000, respectively. For the years ended June 30, 1997, 1996 and 1995, $469,000, $565,000 and $497,000, respectively, was actually earned on nonaccrual loans and is included in interest income on loans in the consolidated statements of operations for such years included in this report. Interest income earned on nonaccrual loans is generally recorded utilizing the cash-basis method of accounting. See "Financial Statements and Supplementary Data."

IMPAIRED LOANS

  A loan is considered impaired when based on current circumstances and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Creditors are required to measure impairment of a loan based on any one of the following:
(i) the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, (ii) an observable market price or
(iii) the fair value of the loan's underlying collateral. The Company measures impairment based on the fair value of the loan's underlying collateral property. Impaired loans exclude large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include all loans with principal balances of less than $300,000.

  Factors considered as part of the periodic loan review process to determine whether a loan is impaired, as defined under SFAS 114, address both the amount the Company believes is probable that it will collect and the timing of such collection. As part of the Company's loan review process the Company will consider such factors as the ability of the borrower to continue to meet the debt service requirements, assessments of other sources of repayment, the fair value of any collateral and the Company's prior history in dealing with the particular type of loan involved. In evaluating whether a loan is considered impaired, insignificant delays (less than twelve months) in the absence of other facts and circumstances would not alone lead to the conclusion that a loan was impaired.

  At June 30, 1997 and 1996, the Company had a gross investment in impaired loans of $8.0 million and $8.6 million, respectively. During the year ended June 30, 1997 and 1996, the Company's average investment in impaired loans was $8.2 million and $11.8 million, respectively, and for the years then ended, interest income on such loans totaled $704,000 and $611,000, respectively. Interest income on impaired loans which are performing is generally recorded utilizing the cash-basis method of accounting. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. Impaired loans totaling $4.3 million and $6.4 million were not performing in accordance with their contractual terms at June 30, 1997 and 1996, and have been included in nonaccrual loans at that date.

  The Company recognizes impairment on troubled collateral dependent loans by creating a specific valuation allowance. The loans for which a specific valuation allowance was established are in the process of collection. At such time that these loans are deemed uncollectible, the specific valuation allowance is charged-off.

  Impaired loans at June 30, 1997, include $5.5 million of loans for which specific valuation allowances of $1.2 million had been established and $2.5 million of loans for which no specific valuation allowance was considered necessary. At June 30, 1996, the Company had $6.7 million of impaired loans for which specific valuation allowances of $1.6 million had been established and $1.9 million of such loans for which no specific valuation allowance was considered necessary. All such provisions for losses and related recoveries are recorded as part of the total allowance for loan losses.

ALLOWANCES FOR LOAN AND REAL ESTATE LOSSES

  The Company's allowance for loan losses is comprised of specific valuation allowances as well as a general valuation allowance (GVA). As discussed above, specific valuation allowances are generally established to recognize impairment on troubled collateral dependent loans. The GVA is maintained in an amount that management believes will be adequate to absorb reasonably anticipated losses that may be realized on existing loan-related assets and off-balance sheet items.

  The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, the Company's underwriting policies and the regulatory environment. It is the Company's general policy to obtain appraisals on the underlying property for loans 90 days or more past due and over $500,000. If the loan amount is under $500,000, appraisals are obtained at the time of foreclosure.

  The Company's allowance for loan losses remained unchanged at $7.8 million, or 1.18% of gross loans, at June 30, 1997 compared to $7.8 million, or 1.25% of gross loans, at June 30, 1996. The allowance for loan losses at June 30, 1997 reflects management's evaluation of the risks inherent in its loan portfolio in consideration of various factors, including trends in its nonperforming assets, the regional economy and relevant real estate values. The Company's ratio of nonperforming loans to gross loans decreased to 1.33% at June 30, 1997 from 1.71% at June 30, 1996. The Company's ratio of nonperforming assets to total assets decreased during this period to 1.31% at June 30, 1997 from 1.81% at June 30, 1996. As of June 30, 1997, the Company's total GVA to nonperforming assets, was 60.95% as compared to 44.92% at June 30, 1996.

  The Company recorded a provision for loan losses of $3.0 million for the year ended June 30, 1997, compared to $2.1 million, $998,000, $10.2 million and $3.7 million for the years ended June 30, 1996, 1995, 1994 and 1993, respectively. Management believes that the increases in the provisions for 1997 and 1996 were necessary to replenish the allowance for loan losses to what management believes is an adequate level due to charge-offs taken during these years. The decrease in the provision in 1995 as compared to 1994 was primarily a result of the reduction in nonperforming assets during 1995. The increase in the provision in 1994, reflected management's assessment of the loan portfolio in consideration of various factors, including the trends in the Company's nonperforming assets, continued declines in the Southern California economy, the January 1994 Northridge earthquake and the regulatory environment. The increase in charge-offs in 1994 through 1996 was primarily a result of acquiring title to or resolve properties damaged in the January 1994 Northridge earthquake as well as continued declines in the Southern California economy.

  Although the Company believes that the allowance for loan losses at June 30, 1997 is adequate, there can be no assurance that the Company will not have to establish additional loss provisions based upon future events. The Company will continue to monitor and modify its allowances for loan losses as conditions dictate. In addition, the OTS and the FDIC, as an integral part of their examination process, periodically review the Company's valuation allowance. These agencies may require the Company to establish additional allowances, based on their judgments of the information available at the time of the examination. See "Regulation and Supervision--Classification of Assets."

  It is the policy of the Company to "charge-off" consumer loans when it is determined that they are no longer collectible. The policy for loans secured by real estate, which comprise the bulk of the Company's portfolio, is to establish an allowance for loan losses in accordance with the Company's asset classification process, based on generally accepted accounting principles ("GAAP"). It has generally been the practice of the Company to "charge-off" losses after acquiring title to a property securing the loan. Prior to acquiring title to REO, losses are recognized through the establishment of valuation allowances. It is the policy of the Company to obtain an appraisal on all REO upon acquisition by the Company.

  REO is initially recorded at fair value at the date of acquisition, less estimated costs of disposition. Thereafter, if there is a further deterioration in value, the Company writes down the REO directly for the diminution in value. Real estate held for investment is carried at the lower of cost or net realizable value. All costs of anticipated disposition are considered in the determination of net realizable value.

  The following table sets forth activity in the Company's total allowance for loan losses and allowance for losses on REO.

                                      AT OR FOR THE YEAR ENDED JUNE 30,
                                    ------------------------------------------
                                     1997     1996     1995     1994     1993
                                    -------  -------  -------  -------  ------
                                                (IN THOUSANDS)
Accumulated through a charge to
 earnings:
  Balance at beginning of year....  $ 6,542  $10,614  $13,458  $ 4,833  $1,307
  Provision for loan losses.......    3,001    2,103      998   10,200   3,657
  Charge-offs:
    One-to-four family............     (699)    (968)    (160)     (57)    --
    Multifamily...................   (2,182)  (3,896)  (3,252)  (1,198)   (131)
    Commercial and land...........     (165)  (1,309)    (428)    (304)    --
    Non-mortgage..................       (1)      (2)      (2)     (16)    --
  Recoveries......................      --       --       --       --      --
                                    -------  -------  -------  -------  ------
   Subtotal charge-offs, net......   (3,047)  (6,175)  (3,842)  (1,575)   (131)
                                    -------  -------  -------  -------  ------
  Balance at end of year..........    6,496    6,542   10,614   13,458   4,833
Valuation allowance for portfolios
 acquired:
  Balance at beginning of year....    1,291    1,494      202      246     286
  Purchases.......................      --       294    1,308      --      --
  Charge-offs:
    Multifamily...................      --      (471)     --       --      --
  Reductions credited.............      (15)     (26)     (16)     (44)    (40)
                                    -------  -------  -------  -------  ------
  Balance at end of year..........    1,276    1,291    1,494      202     246
                                    -------  -------  -------  -------  ------
  Total allowance for loan losses.  $ 7,772  $ 7,833  $12,108  $13,660  $5,079
                                    =======  =======  =======  =======  ======
Allowance for REO losses:
  Balance at beginning of year....  $   175  $   175  $   115  $    95  $   81
  Additions charged to operations.      --       --        60       20      14
                                    -------  -------  -------  -------  ------
  Balance at end of year..........  $   175  $   175  $   175  $   115  $   95
                                    =======  =======  =======  =======  ======

  The following table sets forth the Company's allowance for loan losses to total loans and the percentage of loans to total loans in each of the categories listed.

                                                                AT JUNE 30,
                         ------------------------------------------------------------------------------------------
                                    1997(1)                       1996(1)                       1995(1)
                         ----------------------------- ----------------------------- ------------------------------
                                PERCENTAGE PERCENTAGE         PERCENTAGE PERCENTAGE          PERCENTAGE PERCENTAGE
                                    OF      OF LOANS              OF      OF LOANS               OF      OF LOANS
                                ALLOWANCE    IN EACH          ALLOWANCE    IN EACH           ALLOWANCE    IN EACH
                                 TO TOTAL  CATEGORY TO         TO TOTAL  CATEGORY TO          TO TOTAL  CATEGORY TO
                         AMOUNT ALLOWANCE  TOTAL LOANS AMOUNT ALLOWANCE  TOTAL LOANS AMOUNT  ALLOWANCE  TOTAL LOANS
                         ------ ---------- ----------- ------ ---------- ----------- ------- ---------- -----------
                                                           (DOLLARS IN THOUSANDS)
One-to-four family...... $1,709    21.99%     45.47%   $1,306    16.67%     48.54%   $ 1,338    11.05%     51.85%
Multifamily.............  3,318    42.69      45.77     4,744    60.56      41.45      6,499    53.68      36.95
Commercial..............  1,085    13.96       8.39     1,288    16.44       9.74      2,475    20.44      10.91
Land....................    210     2.70       0.21       199     2.54       0.17        344     2.84       0.19
Other...................    --       --        0.16       --       --        0.10        --       --        0.10
Unallocated.............  1,450    18.66        --        296     3.79        --       1,452    11.99        --
                         ------   ------     ------    ------   ------     ------    -------   ------     ------
 Total allowance
  for loan losses....... $7,772   100.00%    100.00%   $7,833   100.00%    100.00%   $12,108   100.00%    100.00%
                         ======   ======     ======    ======   ======     ======    =======   ======     ======

                                                 AT JUNE 30,
                         ------------------------------------------------------------
                                    1994(1)                        1993(1)
                         ------------------------------ -----------------------------
                                            PERCENTAGE                    PERCENTAGE
                                 PERCENTAGE  OF LOANS          PERCENTAGE  OF LOANS
                                     OF       IN EACH              OF       IN EACH
                                 ALLOWANCE   CATEGORY          ALLOWANCE   CATEGORY
                                  TO TOTAL      TO              TO TOTAL      TO
                         AMOUNT  ALLOWANCE  TOTAL LOANS AMOUNT ALLOWANCE  TOTAL LOANS
                         ------- ---------- ----------- ------ ---------- -----------
                                            (DOLLARS IN THOUSANDS)
One-to-four family...... $   989     7.24%     49.51%   $  637    12.54%     46.25%
Multifamily.............   8,613    63.05      37.46     2,932    57.72      39.92
Commercial..............   2,220    16.25      12.79     1,066    20.99      13.53
Land....................     407     2.98       0.15        13     0.26       0.17
Other...................       2     0.02       0.09       --       --        0.13
Unallocated.............   1,429    10.46        N/A       431     8.49        N/A
                         -------   ------     ------    ------   ------     ------
 Total allowance
  for loan losses....... $13,660   100.00%    100.00%   $5,079   100.00%    100.00%
                         =======   ======     ======    ======   ======     ======

--------
(1) In 1997, 1996, 1995, 1994 and 1993, total specific allowances amounted to $1.6 million, $2.2 million, $4.3 million, $5.1 million and $811,000, respectively.

  The increase in the unallocated allowance at June 30, 1997 as compared to June 30, 1996, is a result of a decrease in the allocated allowance required on multifamily loans as a result of a decline in multifamily charge-offs and nonaccrual multifamily loans during the year.

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

  The investment policy of the Company attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. Specifically, the Company's policy generally limits investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment-grade. The Company's policy authorizes investment in marketable equity securities meeting the Company's guidelines. The policy requires that all investment purchases be ratified by the Board of Directors of the Company. At June 30, 1997, the Company had federal funds sold and other short-term investments and investment securities in the aggregate amount of $51.0 million with a fair value of $50.9 million.

  The following table sets forth certain information regarding the amortized cost and fair values of the Company's federal funds sold and other short-term investments and investment securities portfolio at the dates indicated:

                                               AT JUNE 30,
                          -----------------------------------------------------
                                1997              1996              1995
                          ----------------- ----------------- -----------------
                          AMORTIZED  FAIR   AMORTIZED  FAIR   AMORTIZED  FAIR
                            COST     VALUE    COST     VALUE    COST     VALUE
                          --------- ------- --------- ------- --------- -------
                                             (IN THOUSANDS)
Federal funds sold and
 other short-term
 investments.............  $12,950  $12,950  $ 6,400  $ 6,400  $ 9,450  $ 9,450
                           =======  =======  =======  =======  =======  =======
Investment securities:
 Held to maturity:
   U.S. Government and
    Federal agency
    obligations..........  $36,303   36,142  $37,048  $36,437  $23,509  $23,531
   Municipal bonds.......      351      351      371      371      389      389
                           -------  -------  -------  -------  -------  -------
     Total held to
      maturity...........   36,654   36,493   37,419   36,808   23,898   23,920
 Available for sale:
   Mutual funds..........      --       --       --       --       150      150
   Marketable Equity
    Securities...........    1,200    1,432      --       --       --       --
                           -------  -------  -------  -------  -------  -------
     Total investment
      securities.........  $37,854  $37,925  $37,419  $36,808  $24,048  $24,070
                           =======  =======  =======  =======  =======  =======

  The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Company's federal funds sold and other short-term investments and investment securities as of June 30, 1997.

                                                                    AT JUNE 30, 1997
                    ----------------------------------------------------------------------------------------------------------------
                                                            MORE THAN ONE      MORE THAN FIVE     MORE THAN TEN
                       NO MATURITY      ONE YEAR OR LESS  YEAR TO FIVE YEARS YEARS TO TEN YEARS       YEARS               TOTAL
                    ------------------ ------------------ ------------------ ------------------ ------------------  ----------------
                              WEIGHTED           WEIGHTED           WEIGHTED           WEIGHTED           WEIGHTED          WEIGHTED
                    AMORTIZED AVERAGE  AMORTIZED AVERAGE  AMORTIZED AVERAGE  AMORTIZED AVERAGE  AMORTIZED AVERAGE  AMORTIZED AVERAGE
                      COST     YIELD     COST     YIELD     COST     YIELD     COST     YIELD     COST     YIELD      COST     YIELD
                    --------- -------- --------- -------- --------- -------- --------- -------- --------- --------  -------- -------
                                                                 (DOLLARS IN THOUSANDS)
Federal funds sold
 and other short-
 term investments.   $  --      -- %    $12,950    5.90%   $   --      -- %   $  --       -- %   $  --       -- %   $12,950   5.90%
                     ======     ===     =======    ====    =======    ====    ======     ====    ======     ====    =======   ====
Investment
securities:
 Held to maturity:
 U.S. Government
  and Federal
  agency
  obligations.....   $  --      -- %    $ 1,500    5.53%   $25,811    6.55%   $4,000     7.23%   $4,992     7.42%   $36,303   6.70%
 Municipal bonds..      --      --          --      --         --      --        --       --        351     7.00(1)     351   7.00
                     ------             -------            -------            ------             ------             -------
  Total held to
   maturity.......      --      --        1,500    5.53     25,811    6.55     4,000     7.23     5,343     7.39     36,654   6.70
 Available for
  sale:
 Equity
  securities......    1,200     N/A         --      --         --      --        --       --        --       --       1,200    N/A
                     ------             -------            -------            ------             ------             -------
  Total investment
   securities.....   $1,200     N/A     $ 1,500    5.53%   $25,811    6.55%   $4,000     7.23%   $5,343     7.39%   $37,854   6.70%
                     ======             =======            =======            ======             ======             =======

-------
(1) This rate represents the coupon rate on the investment and has not been computed on a tax equivalent basis.

SOURCES OF FUNDS

  General. Deposits, FHLB advances, securities sold under agreements to repurchase, loan repayments and prepayments, proceeds from sales of loans, and cash flows generated from operations are the primary sources of the Company's funds for use in lending, investing and for other general purposes.

  Deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of passbook savings, checking accounts and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in which its branch offices are located. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. Certificate of deposit accounts in excess of $100,000 are not actively solicited by the Company nor does the Company use brokers to obtain deposits. Management continually monitors the Company's certificate accounts and historically the Company has retained a large portion of such accounts upon maturity. See "MD&A--Capital Resources and Liquidity--Sources of Funds and Liquidity."

  The following table presents the deposit activity of the Company for the periods indicated.

                                                 FOR THE YEAR ENDED JUNE 30,
                                                -------------------------------
                                                  1997       1996       1995
                                                ---------  ---------  ---------
                                                       (IN THOUSANDS)
Deposits....................................... $ 651,616  $ 579,878  $ 556,933
Withdrawals....................................  (636,318)  (572,111)  (519,991)
                                                ---------  ---------  ---------
Net deposits...................................    15,298      7,767     36,942
Interest credited on deposits..................    25,371     23,592     20,256
                                                ---------  ---------  ---------
  Total increase in deposits................... $  40,669  $  31,359  $  57,198
                                                =========  =========  =========

  The following table presents the amount and weighted average rate of time deposits equal to or greater than $100,000 at June 30, 1997:

                                                             FOR THE YEAR ENDED
                                                               JUNE 30, 1997
                                                            --------------------
MATURITY PERIOD                                                       WEIGHTED
                                                            AMOUNT  AVERAGE RATE
---------------                                             ------- ------------
                                                                (DOLLARS IN
                                                                 THOUSANDS)
Three months or less....................................... $17,660     5.55%
Over three through six months..............................  17,753     5.63
Over six through 12 months.................................  23,150     5.73
Over 12 months.............................................  19,728     6.07
                                                            -------
Total...................................................... $78,291     5.75
                                                            =======

  The following table sets forth the distribution of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

                                                       FOR THE YEAR ENDED JUNE 30,
                          --------------------------------------------------------------------------------------
                                      1997                         1996                         1995
                          ---------------------------- ---------------------------- ----------------------------
                                   PERCENTAGE                   PERCENTAGE                   PERCENTAGE
                                    OF TOTAL  WEIGHTED           OF TOTAL  WEIGHTED           OF TOTAL  WEIGHTED
                          AVERAGE   AVERAGE   AVERAGE  AVERAGE   AVERAGE   AVERAGE  AVERAGE   AVERAGE   AVERAGE
                          BALANCE   DEPOSITS    RATE   BALANCE   DEPOSITS    RATE   BALANCE   DEPOSITS    RATE
                          -------- ---------- -------- -------- ---------- -------- -------- ---------- --------
                                                          (DOLLARS IN THOUSANDS)
Money market deposits...  $ 83,372    15.72%    4.20%  $ 75,176    15.12%    3.99%  $ 56,251    12.26%    3.19%
Passbook deposits.......    17,899     3.38     1.98     21,028     4.23     1.99     25,572     5.57     1.96
NOW and other demand
 deposits...............    24,011     4.53     1.16     23,006     4.63     1.20     23,698     5.16     1.11
Non-interest bearing
 deposits...............     7,718     1.46      --       6,296     1.46      --       7,032     1.53      --
                          --------   ------            --------   ------            --------   ------
 Total..................   133,000    25.09             126,766    25.49             112,553    24.52
                          --------   ------            --------   ------            --------   ------
Certificate accounts:
Three months or less....    99,718    18.81     5.43     86,940    17.49     5.60     64,327    14.01     4.15
Over three through six
 months.................    88,175    16.63     5.43     82,662    16.63     5.73     73,917    16.10     4.72
Over six through 12
 months.................   110,972    20.93     5.61    121,386    24.40     5.77     98,100    21.37     5.16
Over one to three years.    68,637    12.94     5.76     43,524     8.75     5.89     70,879    15.44     6.07
Over three to five
 years..................    29,683     5.60     6.15     35,961     7.23     6.20     39,223     8.55     5.69
Over five years.........         6      --      5.23         42     0.01     7.06         11     0.01     7.96
                          --------   ------            --------   ------            --------   ------
 Total certificates.....   397,191    74.91     5.59    370,515    74.51     5.78    346,457    75.48     5.12
                          --------   ------            --------   ------            --------   ------
 Total deposits.........  $530,191   100.00%    4.97   $497,281   100.00%    5.05   $459,010   100.00%    4.43
                          ========   ======            ========   ======            ========   ======

  The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to contractual maturity of the certificate accounts outstanding at June 30, 1997.

                                 AT JUNE 30,         CERTIFICATE AMOUNTS MATURING IN THE YEAR ENDING JUNE 30,
                          -------------------------- --------------------------------------------------------
                                                                                           2002 AND
                            1995      1996      1997      1998     1999    2000    2001   THEREAFTER  TOTAL
                          --------  --------  --------  --------  ------- ------- ------- ---------- --------
                                                             (IN  THOUSANDS)
Certificate accounts:
0 to 4.00%..............  $  3,987  $    720  $    167  $    167  $     0 $     0 $     0   $    0   $    167
4.001 to 5.00%..........    72,194    59,878    38,622    38,622        0       0       0        0     38,622
5.001 to 6.00%..........   137,191   249,461   229,085   224,791    3,465      13      37      779    229,085
6.001 to 7.00%..........   130,687    72,907    97,347    37,600   44,149   6,278   4,915    4,405     97,347
7.001 to 8.00%..........    12,722     6,520    35,834        59    5,585  22,805   5,178    2,207     35,834
8.001 to 9.00%..........     3,821        57       344         0        6     338       0        0        344
Over 9.001%.............       140        12        20         0       20       0       0        0         20
                          --------  --------  --------  --------  ------- ------- -------   ------   --------
 Total..................  $360,742  $389,555  $401,419  $301,239  $53,225 $29,434 $10,130   $7,391   $401,419
                          ========  ========  ========  ========  ======= ======= =======   ======   ========

  Borrowings. From time to time the Company has obtained advances from the FHLB and may do so in the future as an alternative to retail deposit funds. FHLB advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These advances are collateralized by the capital stock of the FHLB held by the Company and certain of the Company's mortgage loans. See "--Regulation and Supervision--Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Company, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. During 1997, the Company periodically borrowed advances to provide needed liquidity and to supplement retail deposit gathering activity. See "MD&A--Capital Resources and Liquidity--Sources of Funds and Liquidity." At June 30, 1997, the Company had $157.7 million in outstanding advances from the FHLB. During fiscal 1997, the maximum amount of FHLB advances that the Company had outstanding at any month-end was $166.6 million. As anticipated by management, the Company's total borrowing from the FHLB increased in fiscal 1997 comprising 100% of borrowings compared to 99.78% and 73.66% in fiscal 1996 and 1995, respectively.

  The following table sets forth certain information regarding the Company's borrowed funds at or for the periods ended on the dates indicated:

                                          AT OR FOR THE YEAR ENDED JUNE 30,
                                          -------------------------------------
                                             1997         1996         1995
                                          -----------  -----------  -----------
                                                (DOLLARS IN THOUSANDS)
FHLB advances:
 Average balance outstanding.............  $148,312     $ 96,789     $46,029
 Maximum amount outstanding at any month-
  end during the period..................  $166,600     $135,300     $63,950
 Balance outstanding at end of period....  $157,700     $135,300     $63,950
 Weighted average interest rate during
  the period.............................      5.77%        5.76%       5.64%
 Weighted average interest rate at end of
  period.................................      6.10%        5.87%       6.63%
Securities sold under agreements to
 repurchase:
 Average balance outstanding.............  $     72     $  8,283     $11,342
 Maximum amount outstanding at any month-
  end during the period..................  $    300     $ 17,146     $23,848
 Balance outstanding at end of period....  $    --      $    300     $22,873
 Weighted average interest rate during
  the period.............................      5.56%        5.92%       5.25%
 Weighted average interest rate at end of
  period.................................       N/A         5.57%       6.08%

SUBSIDIARY ACTIVITIES

  QCFC, a wholly owned subsidiary of the Association, is currently engaged, on an agency basis, in the sale of casualty insurance, mutual funds and annuity products primarily to the Association's customers and members of the local community and as a trustee of the Association's deeds of trust. In the past, QCFC has been involved in real estate development projects. Currently, the only real estate development project in which QCFC has an investment is an apartment building in Pasadena, California. The apartment building is managed by the general partner. QCFC has a limited partner interest in the project, with a carrying value of $65,000 at June 30, 1997. It is anticipated that the building will be sold as market conditions permit. The Association does not currently intend to engage in any future real estate development projects through QCFC or otherwise. As of June 30, 1997, and for the year then ended, QCFC had $1.2 million in total assets and net income of $59,000.

  The Company incorporated Quaker City Neighborhood Development, Inc. ("QCND"), a wholly owned community development subsidiary, during the first quarter of fiscal 1994. The purpose of QCND is to engage in community lending and development activities including affordable housing loans to low-and moderate-income individuals in the Company's lending communities. The subsidiary complements the Company's community reinvestment activities and its "Outstanding" Community Reinvestment Act rating. The Company funded operations for the subsidiary on June 30, 1994 in the amount of $2.4 million. QCND, in turn, invested those funds in a short-term note to the city of Whittier for the purpose of facilitating community development projects consistent with the goals of the subsidiary. In fiscal 1997, this short-term note was paid off by the City of Whittier.

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

  Under legislation adopted by Congress in 1994, bank holding companies based in any state generally are allowed to acquire banks in California and banks based in any state generally are allowed to acquire by merger banks based in California. Under OTS regulations, federal savings associations have been generally able to branch nationwide as long as the association's assets attributable to each state outside of its home state in which it operates branches are predominantly housing-related assets. The increased authority of bank holding companies and banks to engage in interstate banking will allow them to compete more effectively with savings associations.

PERSONNEL

  As of June 30, 1997, the Association had 118 full-time employees and 47 part-time employees. The employees are not represented by a collective bargaining unit and the Association considers its relationship with its employees to be good.

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

  Tax Bad Debt Reserve. Prior to 1996, savings institutions such as the Association which meet certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions, within specified formula limits, were deducted in arriving at their taxable income. The Association's deduction with respect to "qualifying loans," generally loans secured by certain interests in real property, was computed using the Association's actual loss experience, or 8% of the Association's taxable income. Use of the percentage of taxable income method of calculating its deductible addition to its loss reserve had the effect of reducing the maximum marginal rate of federal tax on the Association's income to 31.28%, exclusive of any minimum or environmental tax, as compared to the general maximum corporate federal income tax rate of 34%.

  Pursuant to certain provisions appended to the Small Business Job Protection Act signed into law in August 1996 (the "Act"), the above-described bad debt deduction rules available to thrifts such as the Association have been repealed. Under the Act, the Association has changed its method of accounting for bad debts from the reserve method formerly permitted under section 593 of the Internal Revenue Code of 1986, as amended (the "Code") to the "specific charge-off" method. Under the specific charge-off method, which is governed by section 166 of the Code and the regulations thereunder, tax deductions may be taken for bad debts only if loans become wholly or partially worthless. Although the Act generally requires that qualifying thrifts recapture (i.e., include in taxable income) over a six-year period a portion of their existing bad debt reserves equal to their "applicable excess reserves," the Association does not have applicable excess reserves subject to recapture. However, the Association's tax bad debt reserve balance of approximately $10.9 million as of June 30, 1997 will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to stockholders in excess of the Association's current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Association. The Association does not intend to make distributions to stockholders that would result in recapture of any portion of its bad debt reserve. Since management intends to use the reserve only for the purpose for which it was intended, a deferred tax liability of approximately $3.7 million has not been recorded.

  Distributions. To the extent that the Association makes "non-dividend distributions" to stockholders that are considered to result in distributions from the tax bad debt reserve for losses on qualifying real property, then an amount based on the amount distributed will be included in the Association's taxable income. Non-dividend distributions include distributions in excess of the Association's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Association's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Association's tax bad debt reserves. Thus, any dividends to the Company that would reduce amounts appropriated to the Association's tax bad debt reserves and deducted for federal income tax purposes may create a tax liability for the Association.

  The amount of additional taxable income created from a distribution from the tax bad debt reserve is an amount that when reduced by the tax attributable to the income is equal to the amount of the distribution. The result is to tax distributions from the tax bad debt reserve at approximately 51%. See "-- Regulation and Supervision--Savings and Loan Holding Company Regulation-- Payment of Dividends and Other Capital Distributions by Association" and "Market for the Registrant's Common Equity and Related Stockholder Matters" for limits on the payment of dividends of the Association. The Association does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

  The date of the Company's last complete Internal Revenue Service (IRS) tax audit was December, 1985. There is a three-year statute of limitations for federal tax filings. Tax years 1994 through 1996 are considered open tax years for IRS audit purposes.

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

STATE AND LOCAL TAXATION

  State of California. The California franchise tax rate applicable to the Company equals the franchise tax rate applicable to corporations generally plus an "in lieu" rate approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Association); however, the total tax rate currently applicable to the Company cannot exceed 11.30% for the 1997 calendar year. Under California regulations, bad debt deductions are available in computing California franchise taxes using a three or six year weighted average loss experience method. The Company and its California subsidiary file California state franchise tax returns on a combined basis.

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

  The Company and the Association are subject to the examination, supervision and reporting requirements of the OTS, their primary federal regulator, including a requirement for the Association of at least one full scope, on-site examination every year. The Director of the OTS is authorized to impose assessments on the Association to fund OTS operations, including the cost of examinations. The Association is also subject to examination, when deemed necessary, and supervision by the FDIC, and the FDIC has "back-up" authority to take enforcement action against the Association if the OTS fails to take such action after a recommendation by the FDIC. The FDIC may impose assessments on the Association to cover the cost of FDIC examinations. The FDIC is no longer able to conduct separate examinations of the Association except in exigent circumstances. In addition, the Association is subject to regulation by the Board of Governors of the Federal Reserve System ("FRB") with respect to certain aspects of its business. The descriptions set forth below and elsewhere in this document of the statutes and regulations that are applicable to the Company do not purport to be a complete description of such statutes and regulations and their effects on the Company, or to identify every statute and regulations that may apply to the Company.

ACTIVITIES RESTRICTIONS

  Qualified Thrift Lender Test. The qualified thrift lender ("QTL") test requires that, in at least nine out of every twelve months, at least 65% of a savings bank's "portfolio assets" must be invested in a limited list of "qualified thrift investments," primarily investments related to housing loans. If the Association fails to satisfy the QTL test and does not requalify as a QTL within one year, the Company must register and be regulated as a bank holding company, and the Association must either convert to a commercial bank charter or become subject to restrictions on branching, business activities and dividends as if it were a national bank. At June 30, 1997, approximately 92.45% of the Association's portfolio assets constituted qualified thrift investments and the Association met the QTL test each month in fiscal 1997.

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

  Loans by a savings institution to a single borrower are generally limited to 15% of the institution's "unimpaired capital and unimpaired surplus," which is similar but not identical to total capital. Aggregate loans by the Association that are secured by nonresidential real property are generally limited to 400% of the institution's total capital. Commercial loans not secured by real property may not exceed 10% of the Association's total assets, and consumer loans may not exceed 35% of the Association's total assets. At June 30, 1997, the Association was in compliance with the above investment limitations.

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

  Safety and Soundness Standards. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required the OTS to prescribe for savings associations minimum acceptable operational and managerial standards, and standards for asset quality, earnings, and stock valuation. The standards cover internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and employee compensation. Any institution that fails to meet the OTS regulations promulgated under the safety and soundness requirements must submit an acceptable plan for compliance or become subject to the ability of the OTS, in its discretion, to impose operational restrictions similar to those that would apply to a failure to meet minimum capital requirements as discussed below.

  Real Estate Lending Standards. The OTS and the other federal banking agencies have adopted regulations which require institutions to adopt and at least annually review written real estate lending policies. The lending policies must include diversification standards, underwriting standards (including loan-to-value limits), loan administration procedures, and procedures for monitoring compliance with the policies. The policies must reflect consideration of guidelines adopted by the banking agencies that discuss certain loan-to-value and percentage of capital limits.

DEPOSIT INSURANCE

  Deposit Insurance Premium Assessments. Pursuant to FDICIA, the FDIC has established a risk-based system for setting deposit insurance assessments on BIF and SAIF deposits. Under the risk-based assessment system, an institution's insurance assessment will vary depending on the level of capital the institution holds and the degree to which it is the subject of supervisory concern to the FDIC. During most of calendar 1996, the assessment rate for SAIF deposits varied from 0.23% of covered deposits for well-capitalized institutions that were deemed to have no more than a few minor weaknesses, to 0.31% of covered deposits for less than adequately capitalized institutions that posed substantial supervisory concern. The Association's assessment rate was 0.23%. During this time, the lowest assessment rate for BIF deposits was $2,000 per year for well-capitalized institutions that were deemed to have no more than a few minor weaknesses, to 0.27% of covered deposits for less than adequately capitalized institutions that posed substantial supervisory concern.

  This premium structure provided institutions whose deposits were exclusively or primarily BIF-insured (such as almost all commercial banks) certain competitive advantages over institutions whose deposits were primarily SAIF-insured. The BIF assessment rates were lower than the SAIF rates because the BIF had reached its designated reserve ratio of 1.25% and the SAIF had not. In addition, the SAIF was responsible for making interest payments on debt incurred to provide funds to the ESLIC ("FICO Debt").

  The Deposit Insurance Funds Act of 1996 ("DIFA") required institutions with SAIF-insured deposits to pay a special assessment designed to increase the SAIF's reserves to the required 1.25% of insured deposits. During the quarter ended September 30, 1996, the Association accrued $3.1 million in expense for this special assessment and paid this amount during the second quarter of fiscal 1997. Because the reserves of both the SAIF and the BIF now equal or exceed the required minimum amount and FICO Debt assessments are collected separately from deposit insurance assessments, SAIF-insured and BIF-insured deposits are assessed for deposit insurance according to the same schedule. This eliminated the disparity between deposit insurance assessments for SAIF-insured deposits and BIF-insured deposits discussed above. The Association is now assessed at the minimum deposit insurance assessment rate.

  DIFA also altered the obligation to make interest payments on the FICO Debt so that assessments to collect the necessary funds are imposed separately from the deposit insurance premium and are now assessed on BIF-insured deposits, although at a lower rate, as well as on SAIF-insured deposits. Currently, the Association's FICO Debt assessment rate is 0.0645%. Until December 31, 1999 or, if earlier, the date on which the last savings institution ceases to exist, SAIF deposits are assessed to pay interest on the FICO Debt at five times the rate at which BIF deposits are assessed to pay such interest. Institutions whose deposits are exclusively or primarily BIF-insured (such as almost all commercial banks) therefore have certain competitive advantages over institutions whose deposits are primarily SAIF-insured, although the extent of the advantage is less than the deposit insurance premium advantage which existed prior to the enactment of DIFA. Currently, all of the Association's deposits are SAIF-insured. See "Business--Federal Taxation" for a discussion of recent changes concerning bad debt deductions historically available to qualifying thrift institutions.

FIRREA CAPITAL REQUIREMENTS

  The OTS's capital regulations, as required by FIRREA, include three separate minimum capital requirements for the savings institution industry--a "tangible capital requirement," a "leverage limit" (also referred to as the "core capital ratio"), and a "risk-based capital requirement." These capital standards must be no less stringent than the capital standards applicable to national banks. In addition, institutions whose exposure to interest rate risk is deemed to be above normal are required to deduct a portion of such exposure in calculating their risk-based capital requirements. The OTS also has the authority, after giving the affected institution notice and an opportunity to respond, to establish individual minimum capital requirements ("IMCR") for a savings institution which are higher than the industry minimum requirements, upon a determination that an IMCR is necessary or appropriate in light of the institution's particular circumstances. Savings institutions that do not meet their capital requirements are subject to a number of sanctions similar to but less restrictive than the sanctions under the Prompt Corrective Action system described below, and to a requirement that the OTS be notified of any changes in the institution's directors or senior executive officers.

  The three industry minimum capital requirements are as follows:

    Tangible capital of at least 1.5% of adjusted total assets. Tangible capital is composed of (1) an institution's common stock, perpetual non-cumulative preferred stock, and related earnings or surplus (excluding unrealized gains and losses on securities classified as available-for-
  sale), (2) certain nonwithdrawable accounts and pledged deposits and
  (3) the amount, if any, of equity
  investment by others in the institution's subsidiaries, after deducting (a) the institution's investments in and extensions of credit to subsidiaries engaged as principal in activities not permissible for national banks, net of any reserves established against such investments and (b) certain non-qualifying intangible assets. Deferred tax assets whose realization depends on the institution's future taxable income or on the institution's tax planning strategies must also be deducted from tangible capital to the extent that such assets exceed the lesser of (1) 10% of core capital, or
  (2) the amount of such assets that can be realized within one year, unless such assets were reportable as of December 31, 1992, in which case no deduction is required.

  In general, adjusted total assets equal the institution's consolidated total assets, minus any assets that are deducted in calculating the amount of capital. At June 30, 1997, the Association's ratio of tangible capital to adjusted total assets was 7.34%.

    Core capital of at least 3% of adjusted total assets. Core capital consists of tangible capital plus (1) qualifying intangibles such as certain mortgage servicing rights and purchased credit card relationships and (2) any core deposit premium in existence on March 4, 1994 whose inclusion in core capital is grandfathered by the OTS. At June 30, 1997, the Association's core capital ratio was 7.34%.

    Total capital of at least 8% of risk-weighted assets. Total capital includes both core capital and "supplementary" capital items deemed less permanent than core capital, such as subordinated debt and general loan loss allowances (subject to certain limits). At least half of total capital must consist of core capital. Risk-weighted assets are determined by multiplying each category of an institution's assets, including certain assets sold with recourse and other off balance sheet assets, by an assigned risk weight based on the credit risk associated with those assets, and adding the resulting sums. The amount of risk-based capital, however, that may be required to be maintained by the institution for recourse assets cannot be greater than the total of the recourse liability. The four risk-weight categories include zero percent for cash and government securities, 20% for certain high-quality investments, 50% for certain qualifying one-to-four family and multifamily mortgage loans and 100% for assets (including past-due loans and real estate owned) that do not qualify for preferential risk-weighting. At June 30, 1997, the Association's risk-based capital ratio was 12.64%, and accordingly the Association exceeded all three of the industry minimum capital requirements.

  FDICIA required the OTS and the federal bank regulatory agencies to revise their risk-based capital standards to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and risks of nontraditional activities. The regulations of the OTS and the other federal banking agencies provide that an institution may be required to hold risk-based capital in excess of regulatory minimums to the extent that it is determined either that (i) the institution has a high degree of exposure to interest-rate risk, prepayment risk, credit risk, certain risks arising from nontraditional activities or similar risks, or a high proportion of off-balance sheet risk or (ii) the institution is not adequately managing these risks. For this purpose, however, the agencies have stated that, in view of the statutory requirements relating to permitted lending and investment activities of savings institutions, the general concentration by such institutions in real estate lending activities would not, by itself, be deemed to constitute an exposure to concentration of credit risk that would require greater capital levels.

PROMPT CORRECTIVE ACTION REQUIREMENTS

  FDICIA required and the OTS has established five capital categories to implement a "prompt corrective action" system. These categories are:
"well capitalized," "adequately capitalized," "undercapitalized,"
"significantly undercapitalized," and "critically undercapitalized."

  An institution is treated as well capitalized if its risk-based capital ratio is at least 10.0%, its ratio of core capital to risk-weighted assets (the "Tier 1 risk-based capital ratio") is at least 6.0%, its leverage ratio is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. At June 30, 1997, the Association had a risk-based capital ratio of 12.64%, a Tier 1 risk-based capital ratio of 11.42%, and a core capital ratio of 7.34%, which qualified the Association for the well-capitalized category. The Association's capital category under the prompt corrective action system may not be an accurate representation of the Association's overall financial condition or prospects.

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

  An institution that is undercapitalized or lower must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized, and the plan can be accepted only if the institution's performance under the plan is guaranteed, up to a maximum of 5% of the institution's assets, by every company that controls the institution. An institution that is undercapitalized is also subject to mandatory stringent limits on expansion and on the ability to make capital distributions, and is prohibited from accepting, renewing or rolling over brokered deposits and certain benefit plan deposits. In addition, an undercapitalized institution is subject to numerous other restrictions which the OTS may impose in its discretion, including restrictions on transactions with affiliates and interest rates, and to the ability of the OTS to order a sale of the institution, the replacement of directors and management, and the appointment of a conservator or receiver. A significantly undercapitalized institution is subject to additional sanctions and a critically undercapitalized institution generally must be placed into conservatorship or receivership.

ENFORCEMENT

  All depository institutions, including savings associations, and "institution affiliated parties" such as directors, officers, employees, agents and controlling stockholders of depository institutions, including holding companies, are subject to regulatory agency enforcement authority. An institution or institution-affiliated party may be subject to a three-tier penalty regime that ranges from a maximum penalty of $5,000 per day for a simple violation to a maximum penalty of $1 million per day for certain knowing violations including the failure to submit, or submission of incomplete, false or misleading, reports. An institution-affiliated party may also be subject to loss of voting rights with respect to the stock of depository institutions.

SAVINGS AND LOAN HOLDING COMPANY REGULATION

  Activities of the Company. As a savings and loan holding company, the Company must file periodic reports with the OTS, and is subject to OTS examination. As a savings and loan holding company that controls only one savings association, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Association continues to be a QTL. See "Regulation--Activities Restrictions--QTL Test" for a discussion of the QTL requirements. If the Association ceases to be a QTL, or if the Company were to acquire another savings association and hold such association as a subsidiary separate from the Association, the Company would be subject to extensive restrictions on the types of business activities in which it could engage. Such restrictions would limit the Company to specified finance-, real estate- and insurance-related activities.

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

  In addition, federal regulations governing conversions of mutual savings institutions to the stock form of organization generally require an acquiror to obtain prior OTS approval in order to acquire, or offer to acquire, directly or indirectly, more than 10% of any equity security of a savings institution within three years of the savings institution's conversion to stock form. Because the Association converted from the mutual to the stock form on December 30, 1993, this limitation applied until December 30, 1996 to acquisitions or offers to acquire, directly or indirectly, more than 10% of the stock of the Association.

  Payment of Dividends and Other Capital Distributions by Association. The payment of dividends, stock repurchases, and other capital distributions by the Association to the Company is subject to regulation by the OTS. Currently, 30 days prior notice to the OTS of any capital distribution is required. The OTS has promulgated a regulation that measures a savings institution's ability to make a capital distribution according to the institution's capital position. The rule establishes "safe-harbor" amounts of capital distributions that institutions can make after providing notice to the OTS, but without needing prior approval. Institutions can distribute amounts in excess of the safe harbor only with the prior approval of the OTS. If an institution does not meet its capital requirements, the prior approval of the OTS is necessary before paying a capital distribution. The OTS retains discretion to subject institutions that meet their capital requirements to the more stringent capital distribution rules applicable to institutions with less capital if the OTS notifies the institution that it is in need of more than normal supervision. The OTS retains the authority to prohibit any capital distribution otherwise authorized under its regulations if the OTS determines that the distribution would constitute an unsafe or unsound practice.

  For institutions such as the Association that meet their capital requirements, the safe harbor capital distribution amount is the greater of
(a) 75% of net income for the prior four quarters, or (b) the sum of (1) the current year's net income and (2) the amount that causes the excess of the institution's total capital-to-risk-weighted assets ratio over 8% to be only one-half of such excess at the beginning of the current year. The OTS has proposed an amendment to its capital distribution regulation to replace the current approach summarized above with one that would allow an institution to make capital distributions that would not result in the institution falling below the prompt corrective action "adequately capitalized" capital category.

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

  Additionally, as of June 30, 1997, the Association had a tax bad debt reserve balance of approximately $10.9 million. Any distribution by the Association to the Company that exceeds the Association's current or accumulated earnings and profits as calculated for federal income tax purposes would be treated as a distribution of the bad debt reserve and would be subject to recapture taxes of up to 51%. See "Business--Federal Taxation" regarding recently enacted changes relating to bad debt reserve recapture. The Association does not intend to make distributions to stockholders that would result in recapture of any portion of its bad debt reserve. Since management intends to use the reserve only for the purpose for which it was intended, a deferred tax liability of approximately $3.7 million has not been recorded.

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

    Loss Assets. Assets classified as "Loss" are those considered
  "uncollectible" and of such little value that their continuance as bankable assets is not warranted.

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

  In connection with its assessment of CRA performance, the OTS assigns a rating of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance." Based on an examination conducted during 1996, the Association was rated outstanding.

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

FEDERAL HOME LOAN BANK SYSTEM

  The Federal Home Loan Banks provide a credit facility for member institutions. As a member of the FHLB of San Francisco, the Association is required to own capital stock in the FHLB of San Francisco in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential loans, residential purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were residential mortgage loans, or 5% of its advances from the FHLB of San Francisco. At June 30, 1997 the Association was in compliance with this requirement. Furthermore, FHLB advances must be collateralized with certain types of assets. Accordingly, the Association has pledged certain loans to the FHLB of San Francisco as collateral for its advances. See "--Pending Legislation," below regarding legislation proposing changes in the operation of the Federal Home Loan Bank system.

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

  OTS regulations also require each member institution to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawal accounts plus short-term borrowings during the preceding calendar month. Monetary penalties may be imposed for failure to meet liquidity ratio requirements. The Association's average liquidity and average short-term liquidity ratios exceeded the applicable requirements at all times during fiscal 1997.

FEDERAL RESERVE SYSTEM

  The Federal Reserve Board requires savings institutions to maintain reserves against certain of their transaction accounts (primarily deposit accounts that may be accessed by writing unlimited checks). For the calculation period including June 30, 1997, the Association was not required to maintain reserves with the Federal Reserve Board because it maintains certain levels of cash on hand at its branches and with the requisite custodian. If balances are maintained to meet the reserve requirements imposed by the Federal Reserve Board, they do not earn interest but may be used to satisfy the Association's liquidity requirements discussed above.

  As a creditor and a financial institution, the Association is subject to certain regulations promulgated by the Federal Reserve Board, including, without limitation, Regulation B (Equal Credit Opportunity Act), Regulation D (Reserves), Regulation E (Electronic Funds Transfers Act), Regulation F (limits on exposure to any one correspondent depository institution), Regulation Z (Truth in Lending Act), Regulation CC (Expedited Funds Availability Act), and Regulation DD (Truth in Savings Act). As creditors of loans secured by real property and as owners of real property, financial institutions, including the Association, may be subject to potential liability under various statutes and regulations applicable to property owners, including statutes and regulations relating to the environmental condition of the property.

PENDING LEGISLATION

  Legislation enacted in 1996 provides that the BIF and SAIF will merge on January 1, 1999, if there are no savings associations, as defined, in existence on that date. Pursuant to that legislation, the Department of Treasury in May 1997 recommended in a report to Congress that the separate charters for thrifts and banks be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter, conform holding company regulation and abolish the OTS have been introduced in Congress. During the current session of Congress, the House Committee on Banking and Financial Services has considered and reported H.R. 10 ("H.R. 10"), the Financial Services Competition Act of 1997, including Title III, the "Thrift Charter Transition Act of 1997" ("Title III"). In addition, the House Subcommittee on Finance and Hazardous Materials of the Commerce Committee on September 15, 1997, released a substitute for H.R. 10 (the "Substitute"), which substantially adopts Title III with certain exceptions.

  Savings Association Amendments. Title III will require federal savings associations to convert to a bank within two years of enactment. On the earlier of January 1, 2000, or two years after the date of enactment, the BIF and SAIF will merge. Two years after enactment, the HOLA will be repealed and the OTS will be combined with the Office of the Comptroller of the Currency. Converted federal thrifts generally will retain all present powers and be permitted to continue to engage in any activity, including the holding of any asset, lawfully conducted on the date prior to enactment and to retain all branches established or pending at enactment The Substitute would grandfather all activities conducted at enactment, but otherwise limit the converted institution to bank activities.

  Savings and Loan Holding Company Amendments. Under H.R. 10, a holding companies for a savings association converted to a bank generally will become subject to the same regulation as a bank holding company, unless it opts to operate under a grandfather provision for former savings and loan holding companies. Title III permits grandfathered companies to establish affiliations with any type of company and to acquire additional insured depository institutions, as long as any acquired depository institution is merged into its converted savings association and such institution continues to comply with both the qualified thrift lender test and certain asset and investment limitations to which it was subject as a federal savings association. Such a converted holding company would be subject to the same capital requirements (if any) applicable under OTS regulation if it were a savings and loan holding company on June 19, 1997, and for three years after conversion would be subject to substantially similar regulation, reporting, and examination as implemented by the OTS as of January 1, 1997. The Substitute parallels Title III but includes a far more limited grandfathering. It would grandfather only affiliations established (or applied for) as of September 15, 1997, and only activities conducted as of date of enactment. It would generally bar acquisition of any other bank after enactment, with certain limited exceptions.

  Federal Home Loan Bank Amendments. H.R. 10 also makes significant changes in the operation of the Federal Home Loan Bank system, including the types of stock that may be issued by Federal Home Loan Banks ("FHL Banks") to members and borrowers and FHL Bank capitalization, management, investments and lending. Under H.R. 10, effective January 1, 1999, the FHL Bank Act would be amended to permit federal savings associations to be voluntary members and stockholders of an FHL Bank.

  The Company and the Association are unable to predict whether H.R. 10 or any other such legislation will be enacted, what provisions any enacted legislation may contain, or the extent to which such legislation would effect their operations.

ITEM 2. PROPERTIES.

  At June 30, 1997, the Company conducted its business through an administrative office located in Whittier and eight retail full service branch offices. The Company believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Company.

                                                             NET BOOK VALUE OF
                                        ORIGINAL                PROPERTY OR
                                          DATE     DATE OF       LEASEHOLD
                            LEASED OR   LEASED OR   LEASE     IMPROVEMENTS AT
  LOCATION                    OWNED     ACQUIRED  EXPIRATION   JUNE 30, 1997
  --------                ------------- --------- ---------- -----------------
7021 Greenleaf Avenue     Owned          7/65      None         $  913,412
 Whittier, CA 90602
 (Administration)
7355 Greenleaf Avenue     Owned          8/18/85   None         $1,237,779
 Whittier, CA 90608
 (Main Office)
15335 Whittier Blvd.      Owned/Bldg     4/1/70    None         $  108,542
 Whittier, CA 90603       Leased/Land              3/31/05
 (Branch)
401 E. Whittier Blvd.     Owned          12/72     None         $  343,505
 La Habra, CA 90631
 (Branch)
220 S. State College      Leased/Bldg/   1/31/92   12/31/02     $  126,898
 Blvd.                    Common Area
 Brea, CA 92821
 (Branch)
1701 N. Euclid Avenue     Owned/Bldg     7/6/76    None         $   96,892
 Fullerton, CA 92835      Leased/Land              11/30/97
 (Branch)
12333 S. La Mirada Blvd.  Owned/Bldg     1/31/92   None         $  239,947
 La Mirada, CA 90638      Leased/Land              7/9/01
 (Branch)
3160 Colima Road          Leased         1/17/92   12/31/99     $  101,676
 Hacienda Heights, CA
 91745
 (Branch)
1921 W. Imperial Hwy.     Leased/Office  12/1/94   11/30/01     $   40,783
 Suite A
 La Habra, CA 90631
 (Branch)
12525 Beverly Blvd.       Owned          2/27/86   None         $  139,546
 Whittier, CA 90601
 (Training Center)
Wardman and Comstock      Leased/Land    1/2/70    Month               --
 Whittier, CA 90602                                to
 (Parking Lot)                                     Month

ITEM 3. LEGAL PROCEEDINGS.

  The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No items were submitted to a vote of stockholders during the quarter ended June 30, 1997.

ITEM 4A. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The following table sets forth the names and principal occupations of the directors and executive officers of the Company as of June 30, 1997.

             NAME                            PRINCIPAL OCCUPATION
 ---------------------------- -------------------------------------------------
 DIRECTORS:
    D. W. Ferguson            Director Emeritus of the Company and of the
                               Association
    J. L. Thomas              Chairman of the Board of the Company and of the
                               Association
    Frederic R. (Rick) McGill President and Chief Executive Officer of the
                               Company and of the Association
    David T. Cannon           D.T. Cannon Associates, a marketing and
                               management consulting firm; retired Western
                               Regional Director for Industrial Relations of
                               Eastman Kodak Company
    Wayne L. Harvey           C.P.A., Managing Partner, Harvey & Parmelee,
                               certified public
                               accountants
    Edward L. Miller          Partner, law firm of Bewley, Lassleben & Miller
    David K. Leichtfuss       President, Broadview Mortgage, a mortgage banking
                               company
    Alfred J. Gobar           President and Chairman, AJGA, Inc., an economics
                               consulting firm
 EXECUTIVE OFFICERS(1):
    D. W. Ferguson            Director Emeritus
    J. L. Thomas              Chairman of the Board
    Frederic R. (Rick) McGill President and Chief Executive Officer
    Kathryn M. Hennigan       Corporate Secretary and Senior Vice President,
                               Administrative Services
    Harold L. Rams            Senior Vice President, Lending of the Association
    Karen A. Tannheimer       Senior Vice President, Loan Service of the
                               Association
    Robert C. Teeling         Senior Vice President, Retail Banking of the
                               Association
    Dwight L. Wilson          Senior Vice President, Treasurer and Chief
                               Financial Officer

--------
(1) Unless otherwise noted, the indicated principal occupation of the executive officers is with the Company and the Association.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS.

  The Company's common stock is traded on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ-NMS") under the symbol QCBC. At September 18, 1997, the Company had approximately 346 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 4,673,102 outstanding shares of common stock. The following table sets forth for the fiscal quarters indicated the range of high and low bid information per share of the common stock of the Company as reported on the NASDAQ-NMS as adjusted for the 25% stock dividend that took effect in May 1997.

                     FISCAL 1997                        FISCAL 1996
         ----------------------------------- ----------------------------------
           4TH      3RD      2ND      1ST      4TH      3RD     2ND      1ST
         QUARTER  QUARTER  QUARTER  QUARTER  QUARTER  QUARTER QUARTER  QUARTER
         -------- -------- -------- -------- -------- ------- -------- --------
High.... 17 9/16  16 13/32 15 13/64 12       11 51/64 11 1/2  11 19/64 11 45/64
Low..... 14 13/32 14 13/64 12 13/64 10 19/64 10 29/32 10      10 13/64  8 29/32

  The Company's ability to pay dividends is limited by certain restrictions generally imposed on Delaware corporations. In general, dividends may be paid only out of a Delaware corporation's surplus, as defined in the Delaware General Corporation Law, or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. "Surplus" is defined for this purpose as the amount by which a corporation's net assets (total assets minus total liabilities) exceed the amount designated by the Board of Directors of the corporation in accordance with Delaware law as the corporation's capital. The Company may pay dividends out of funds legally available therefor at such times as the Board of Directors determines that dividend payments are appropriate, after considering the Company's net income, capital requirements, financial condition, alternate investment options, prevailing economic conditions, industry practices and other factors deemed to be relevant at the time. The Company has not paid cash dividends in the past and does not presently intend to pay cash dividends.

  The Company's principal source of income in fiscal 1997 was interest from investments. Dividends from the Association are a potential source of income for the Company. The payment of dividends and other capital distributions by the Association to the Company is subject to regulation by the OTS. Currently, 30 days' prior notice to the OTS is required before any capital distribution is made. The OTS has promulgated a regulation that measures a savings institution's ability to make a capital distribution according to the institution's capital position. The rule establishes "safe-harbor" amounts of capital distributions that institutions can make after providing notice to the OTS, but without needing prior approval. Institutions can distribute amounts in excess of the safe harbor only with the prior approval of the OTS. For institutions such as the Association that meet their capital requirements, the safe harbor amount is the greater of (a) 75% of net income for the prior four quarters, or (b) the sum of (1) the current year's net income and (2) the amount that causes the excess of the institution's total capital-to-risk-weighted assets ratio over 8% to be only one-half of such excess at the beginning of the current year. See "Business--Regulation and Supervision-- Savings and Loan Holding Company Regulation--Payment of Dividends and Other Capital Distributions by Association."

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

ITEM 6. SELECTED FINANCIAL DATA

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES
              SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

                               AT OR FOR THE YEAR ENDED JUNE 30,
                          ---------------------------------------------------------
                            1997        1996        1995        1994         1993
                          --------    --------    --------    --------     --------
                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SELECTED FINANCIAL DATA:
 Total assets...........  $801,402    $725,085    $641,173    $512,102     $487,020
 Total liabilities......   731,159     657,159     574,732     447,464      445,186
 Loans receivable, net..   644,964     607,672     537,478     450,527      413,567
 Loans receivable held
  for sale..............       623       2,890       1,666       5,415       12,672
 Investment
  securities(1).........    38,086      37,419      24,048      19,413       19,900
 Mortgage-backed
  securities(2).........    74,139      41,175      39,993      14,709       13,573
 Deposits...............   553,186     512,517     481,158     423,960      436,340
 Federal Home Loan Bank
  (FHLB) advances.......   157,700     135,300      63,950      13,000        2,000
 Securities sold under
  agreements to
  repurchase............       --          300      22,873       7,019          --
 Stockholders' equity...    70,243      67,926      66,441      64,638       41,834
SELECTED OPERATING DATA:
 Interest income........  $ 58,668    $ 52,646    $ 41,042    $ 35,286     $ 40,660
 Interest expense.......    34,901      31,151      23,503      17,456       20,483
                          --------    --------    --------    --------     --------
   Net interest income
    before provision for
    loan losses.........    23,767      21,495      17,539      17,830       20,177
 Provision for loan
  losses................     3,001       2,103         998      10,200        3,657
                          --------    --------    --------    --------     --------
   Net interest income
    after provision for
    loan losses.........    20,766      19,392      16,541       7,630       16,520
                          --------    --------    --------    --------     --------
 Other income:
   Loan servicing
    charges and other
    fees................     1,828       1,629       1,490       1,675        1,035
   Gain on sale of loans
    held for sale.......       356         175          86         511          502
   Commissions..........       555         606         420         481          331
   Other................        30          79          84         189          166
                          --------    --------    --------    --------     --------
     Total other income.     2,769       2,489       2,080       2,856        2,034
                          --------    --------    --------    --------     --------
 Other expense:
   Compensation and
    employee benefits...     7,829       7,565       7,371       6,411        5,808
   Occupancy, net.......     1,946       1,970       1,894       1,833        1,818
   Federal Deposit
    Insurance premiums..       855       1,254       1,115       1,101          928
   Data Processing......       707         641         561         591          599
   Other general and
    administrative
    expense.............     3,036       3,350       3,143       3,086        3,581
                          --------    --------    --------    --------     --------
   Total general and
    administrative
    expense.............    14,373      14,780      14,084      13,022       12,734
   Savings Association
    Insurance Fund
    special assessment..     3,100         --          --          --           --
   Real estate
    operations, net.....       775         656         646       1,105        1,933
   Amortization of core
    deposit intangible..       264         303         303         303          267
                          --------    --------    --------    --------     --------
     Total other
      expense...........    18,512      15,739      15,033      14,430       14,934
                          --------    --------    --------    --------     --------
 Earnings (loss) before
  income taxes..........     5,023       6,142       3,588      (3,944)       3,620
 Income taxes
  (benefit).............     2,203       2,573       1,267      (1,613)       1,394
                          --------    --------    --------    --------     --------
 Net earnings (loss)....  $  2,820    $  3,569    $  2,321    $ (2,331)    $  2,226
                          ========    ========    ========    ========     ========
 Net earnings (loss)
  per share.............  $   0.61(3) $   0.74(3) $   0.48(3) $  (0.53)(4)      N/A
                          ========    ========    ========    ========     ========

--------
(1) Includes $1,432,000, $150,000, $470,000 and $10,508,000 of investment securities available for sale at June 30, 1997, 1995, 1994 and 1993, respectively. No investment securities were available for sale at June 30, 1996.
(2) Includes $5,997,000 and $6,660,000 of mortgage-backed securities available for sale at June 30, 1994 and 1993, respectively. No mortgage-backed securities were available for sale in 1997, 1996 or 1995.
(3) Earnings per share in 1997, 1996 and 1995 were calculated based on weighted average shares outstanding of 4,633,813, 4,839,063 and 4,812,904, respectively. The weighted average shares have been adjusted for all years presented to reflect the 25% stock dividend paid on May 30, 1997.
(4) Earnings per share data has been calculated based on the Company's net loss of $2,745,000 for the period December 30, 1993 through June 30, 1994 and 5,175,000 shares of common stock of the Company outstanding; the Company completed its initial public stock offering and commenced operations on December 30, 1993. The weighted average shares have been adjusted for all years presented, to reflect the 25% stock dividend paid on May 30, 1997.

                                       AT OR FOR THE YEAR ENDED JUNE 30,
                                       ---------------------------------------
                                        1997    1996    1995    1994     1993
                                       ------  ------  ------  ------   ------
SELECTED FINANCIAL RATIOS AND OTHER
 DATA:
PERFORMANCE RATIOS:
  Return on average assets(1).........   0.37%   0.53%   0.39%  (0.46)%   0.45%
  Return on average equity(1).........   4.11    5.25    3.53   (4.13)    5.38
  Average equity to average assets....   9.02   10.04   11.18   11.24     8.32
  Equity to total assets..............   8.77    9.37   10.36   12.62     8.59
  Interest rate spread during the
   period(2)..........................   2.74    2.68    2.56    3.20     3.67
  Net interest margin(3)..............   3.22    3.24    3.07    3.66     4.06
  Average interest-earning assets to
   average interest-bearing
   liabilities........................ 110.17  111.47  112.31  113.02   109.17
  General and administrative expense
   to average assets..................   1.89    2.18    2.39    2.59     2.56
  Other expense to average assets(1)..   2.44    2.32    2.55    2.87     3.00
  Dividend pay-out ratio..............    --      --      --      --       N/A
REGULATORY CAPITAL RATIOS:
  Tangible capital....................   7.34    7.67    8.11    9.88     8.25
  Core capital........................   7.34    7.67    8.11    9.88     8.25
  Risk-based capital..................  12.64   12.74   14.07   16.09    14.24
ASSET QUALITY RATIOS:
  Nonperforming loans as a percentage
   of gross loans(4)..................   1.33    1.71    2.01    3.21     2.22
  Nonperforming assets as a percentage
   of total assets(5).................   1.31    1.81    2.06    3.39     2.49
  GVA on loans as a percentage of
   gross loans........................   0.94    0.92    1.38    1.81     0.98
  GVA on loans as a percentage of
   total nonperforming loans..........  70.91   53.52   68.97   56.47    44.07
  Total GVA as a percentage of total
   nonperforming assets(6)............  60.95   44.92   59.61   50.13    35.93
NUMBER OF:
  Deposit accounts.................... 37,603  37,628  38,000  35,298   37,337
  Mortgage loans in portfolio.........  4,546   4,485   4,185   3,685    3,767
  Mortgage loans serviced for others..  1,717   1,710   1,661   1,919    2,022
  Total full-service customer
   facilities.........................      8       8       8       7        7

--------
(1) Includes one-time special SAIF assessment of $3.1 million in fiscal 1997.
(2) The interest rate spread represents the difference between the weighted-average rate on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3) The net interest margin represents net interest income as a percentage of average interest-earning assets.
(4) Nonperforming loans are net of specific allowances and include nonaccrual and troubled debt restructured loans. Gross loans include loans held for sale.
(5) Nonperforming assets include nonperforming loans and REO.
(6) Total GVA includes loan and REO general valuation allowances.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  At June 30, 1997 the Company had total assets of $801.4 million, total deposits of $553.2 million and stockholders' equity of $70.2 million, representing 8.77% of total assets. This compares to total assets of $725.1 million, total deposits of $512.5 and stockholders' equity of $67.9 million at June 30, 1996. This represents a 10.53% increase in total assets and a 3.41% increase in stockholders' equity during the 1997 fiscal year. All historical earnings per share data herein reflect a 25% common stock dividend paid to shareholders on May 30, 1997.

  The Southern California economy and real estate markets in the Company's primary lending area have shown improvement during the year, especially in income property values. The Company's level of nonperforming assets declined from June 30, 1996, both in dollars and as a percentage of total assets. The Company currently includes nonaccrual loans 60 or more days past due (less any specific allowances on these loans), troubled debt restructured loans and REO in determining its level of nonperforming assets. Although many financial institutions do not consider a loan nonperforming until it is 90 or more days past due, the Company ceases to accrue interest after loan payments are 60 days past due in an effort to recognize problem assets sooner. At June 30, 1997, the Company reported $10.5 million in nonperforming assets in the Company's portfolio compared to $13.1 million and $13.2 million at June 30, 1996 and 1995, respectively. The Company recorded provisions for loan losses of $3.0 million for the year ended June 30, 1997 compared to $2.1 million and $998,000 for the years ended June 30, 1996 and 1995, respectively. See "Business--Allowances for Loan and Real Estate Losses."

PROBLEM ASSETS

  Nonperforming assets have been reduced by more than 50% since the peak levels following the Northridge earthquake in 1994. The Company's ratio of nonperforming loans to total loans was 1.33%, 1.71%, and 2.01% at June 30, 1997, 1996, and 1995, respectively. The Company attributes the decrease in its nonperforming loans primarily to the disposition of real estate acquired through foreclosure. This includes some real estate properties damaged in the Northridge earthquake in January 1994. Although the Company has been able to reduce nonperforming assets over the last several quarters, there are no assurances that nonperforming assets will not increase in the future resulting in possible increases in provisions for loan losses.

RESULTS OF OPERATIONS

  General. The Company reported net earnings of $2.8 million, $0.61 per share, for the year ended June 30, 1997, compared to net earnings of $3.6 million, $0.74 per share and $2.3 million, $0.48 per share for the years ended June 30, 1996 and 1995, respectively. This decrease in earnings for fiscal 1997 compared to fiscal 1996 was primarily attributable to the one-time SAIF special assessment offset by an increase in net interest income. The special assessment resulted in the Association accruing $3.1 million in operating expenses during the first quarter of fiscal 1997 and paying this amount during the second quarter. Excluding the effects of the special SAIF assessment, net earnings for fiscal 1997 would have been $4.6 million, $1.00 per share. The increase in earnings in fiscal 1996 over 1995 is primarily due to an increase in the net interest margin during fiscal 1996.

  Interest Income. Interest income was $58.7 million, $52.6 million and $41.0 million for the years ended June 30, 1997, 1996, and 1995, respectively. The $6.1 million increase in interest income in 1997 compared to 1996 resulted from an increase in the average balance of interest-earning assets of $76.1 million while the average yield on interest-earnings assets remained unchanged. The $11.6 million increase in interest income in 1996 compared to 1995 resulted from an increase in the average balance of interest-earning assets of $90.9 million, and an increase in the average yield on interest-earning assets of 0.77% to 7.94%.

  Interest Expense. Interest expense was $34.9 million, $31.2 million, and $23.5 million for the years ended June 30, 1997, 1996, and 1995, respectively. The $3.7 million increase in 1997 compared to 1996 resulted from an increase in the average balance of interest-bearing liabilities of $76.1 million partially offset by a reduction in the average cost on interest-bearing liabilities of 0.06% to 5.20%. The $7.7 million increase in 1996 compared to 1995 resulted from an increase in the average balance of interest-bearing liabilities of $85.5 million, as well as an increase in the average cost on interest-bearing liabilities of 0.65% to 5.26%.

  Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses was $23.8 million, $21.5 million, and $17.5 million for the years ended June 30, 1997, 1996, and 1995, respectively. The increase in 1997 compared to 1996 was primarily a result of the increase in interest-earning assets relative to interest-bearing liabilities during the year. The increase in 1996 compared to 1995 was primarily a result of the net interest margin increasing to 3.24% from 3.07% during the year.

  Provision for Loan Losses. During 1997, 1996, and 1995 the Company established $3.0 million, $2.1 million and $998,000, respectively, of provisions for losses on loans. The increase of $900,000 in 1997 compared to 1996 and the increase of $1.1 million in 1996 compared to 1995 was necessary in order to replenish the allowance for loan losses to a level that management believes to be adequate due to charge-offs taken during those years. Management considers the level of nonperforming assets, the regional economic conditions and relevant real estate values and other factors when assessing the adequacy of the allowance for loan loss. The Southern California economy and real estate markets in the Company's primary lending area has shown improvement during the year, especially in income property values and management considers the level of allowance for loan losses at June 30, 1997 to be adequate. However, even though the local economy is showing signs of improvement, there can be no assurance that nonperforming assets will not increase and that the Company may have to establish additional loss provisions in the future.

  Other Income. Other income increased by $280,000, or 11.25%, in 1997 to $2.8 million as compared to 1996. There were increases in transactional fee income for deposits and loans due to a larger loan and deposit base. Gains on the sale of loans and fees received for servicing loans increased during the year as well. Other income increased by $409,000 or 19.66% in 1996 to $2.5 million as compared to 1995. Fee income for deposits and loans serviced increased due to a larger loan and deposit base in fiscal 1996. In addition, commissions from the sale on noninsured deposit products increased due to improved sales volumes.

  Other Expense. Other expense increased $2.8 million, or 17.62%, from $15.7 million in 1996 to $18.5 million in 1997. This increase is primarily due to the $3.1 million one-time special SAIF assessment during the fiscal year. In September 1996, federal legislation which recapitalized the SAIF fund through a one-time special assessment for all thrifts was enacted. SAIF is a part of the Federal Deposit Insurance Corporation. The special assessment was based on the Association's deposits as of March 31, 1995 at an assessment rate of 65.7 basis points. During the quarter ended September 30, 1996, the Association accrued $3.1 million in expense for this special assessment and paid this amount during the second quarter of fiscal 1997. Beginning January 1, 1997, the annual amount the Association pays for deposit insurance was reduced to
6.45 basis points from 23.00 basis points. Compensation and employee benefits increased $264,000 or 3.49% in 1997 as compared to 1996 due to increases in salaries and expenses related to the Employees Stock Ownership Plan (ESOP). Companies that established an ESOP after 1992 are required to account for the expense of the ESOP at the fair value of the related shares released. Due to the overall increase in the fair value of the QCBC stock during the past few quarters, ESOP expense has shown a corresponding increase. The expense related to the ESOP was $715,000, $583,000, and $470,000 for the fiscal years ended June 30, 1997, 1996, and 1995, respectively. FDIC insurance decreased $399,000 in 1997 compared to the previous year due to the reduction of the deposit insurance premium that went into effect January 1997.

  The following is a summary of other general and administrative expenses for the fiscal years ended:

                                                                 JUNE 30,
                                                           --------------------
                                                            1997   1996   1995
                                                           ------ ------ ------
                                                              (IN THOUSANDS)
   Professional fees...................................... $  236 $  219 $  215
   Advertising and promotional............................    573    513    464
   Bank service charges...................................    270    380    375
   Miscellaneous loan expenses............................    368    630    660
   Consulting fees........................................    437    350    250
   Other..................................................  1,152  1,258  1,179
                                                           ------ ------ ------
                                                           $3,036 $3,350 $3,143
                                                           ====== ====== ======

  Income Taxes. Income taxes decreased by $370,000 from $2.6 million in 1996 to $2.2 million in 1997. The decrease in taxes is due to the lower net earnings before income taxes in 1997 compared to 1996 due to the one-time SAIF special assessment during fiscal 1997. Income taxes increased by $1.3 million from $1.3 million in 1995 to $2.6 million in 1996. The increase is due to the increase in earnings before income taxes. The effective tax rate was 43.86%, 41.89% and 35.31% for the years ended June 30, 1997, 1996 and 1995, respectively. The increase in the effective tax rate in 1997 as compared to 1996 is primarily a result of the increase in the fair value of QCBC stock over the year. This resulted in the aforementioned increase in ESOP expense for financial statement purposes relative to the income tax deduction which is required to be taken at the cost basis of the shares released. The increase in the effective tax rate in 1995 as compared to 1996 is a result of a State of California tax benefit allowed for the Los Angeles Revitalization Zone.

FINANCIAL CONDITION

  The Company's consolidated assets totaled $801.4 million at June 30, 1997, compared to $725.1 million at June 30, 1996. Stockholders' equity totaled $70.2 million at June 30, 1997 compared to $67.9 million June 30, 1996. The increase in assets is primarily attributable to the implementation of the Company's growth strategies funded by retail deposit promotions and FHLB advances.

  Loans and MBS (including assets held or available for sale) increased to $719.7 million at June 30, 1997, from $651.7 million at June 30, 1996. Loans originated and purchased for investment decreased to $95.9 million for the year ended June 30, 1997, compared to $121.2 million for the same period the previous year. MBS purchased for investment increased to $40.2 million at June 30, 1997, from $13.8 million for the same period the previous year.

  At June 30, 1997, the Company's multifamily loan portfolio totaled $302.0 million or 45.77% of total loans. Of the Company's $3.0 million of charge-offs in fiscal 1997, $2.2 million or 73.33% were for multifamily loans. See "Business--Allowances for Loan and Real Estate Losses." Multifamily loans are generally considered to involve a higher degree of credit risk and to be more vulnerable to deteriorating economic conditions than one-to-four family residential mortgage loans. These loans typically involve higher loan principal amounts and the repayment of such loans generally depend on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. Even though the southern California real estate market is showing signs of improvement, recessionary economic conditions of the type that have prevailed in recent years in the Company's primary lending market area tend to result in higher vacancy and reduced rental rates and net operating incomes from multifamily properties.

  Loan sales increased to $33.9 million for the year ended June 30, 1997, compared to $27.7 million for the same period ended June 30, 1996. The increase in loan sales is primarily a result of an increase in funding of fixed rate loans that were generally held for sale during this period. Loans serviced for others increased to $227.9 million at June 30, 1997 from $212.6 million at June 30, 1996 primarily due to the increase in fixed rate loans sold servicing retained.

CAPITAL RESOURCES AND LIQUIDITY

 Regulatory Capital Requirements

  FIRREA and implementing OTS capital regulations require the Association to maintain certain minimum tangible, core and risk-based regulatory capital levels.

  The following table summarizes the regulatory capital requirements for the Association at June 30, 1997. As indicated in the table, the Association's capital levels exceed all three of the currently applicable minimum capital requirements.

                                                   JUNE 30, 1997
                                      -----------------------------------------
                                        TANGIBLE                   RISK-BASED
                                        CAPITAL     CORE CAPITAL     CAPITAL
                                      ------------  ------------  -------------
                                      AMOUNT   %    AMOUNT   %    AMOUNT    %
                                      ------- ----  ------- ----  ------- -----
                                              (DOLLARS IN THOUSANDS)
   Regulatory capital................ $57,903 7.34% $57,903 7.34% $64,120 12.64%
   Required minimum..................  11,829 1.50   23,658 3.00   40,574  8.00
                                      ------- ----  ------- ----  ------- -----
   Excess capital.................... $46,074 5.84% $34,245 4.34% $23,546  4.64%
                                      ======= ====  ======= ====  ======= =====

  In addition, FDICIA required the OTS to implement a system of regulatory sanctions against institutions that are not adequately capitalized, with the sanctions growing more severe the lower the institution's capital. Under FDICIA, the OTS issued regulations establishing five separate capital categories: "well capitalized." "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," differentiated by core capital ratio, level of core capital to risk-weighted assets and risk-based capital ratio. See "Business--Regulation and Supervision--Prompt Corrective Action Requirements."

  An institution is treated as "well capitalized" if its core capital ratio is at least 5%, its ratio of core capital to risk-based assets is at least 6% and its risk-based capital ratio is at least 10%. The following table summarizes the capital ratios of the "well capitalized" category and the Association's regulatory capital at June 30, 1997 as compared to such ratios. As indicated in the table, the Association's capital levels exceeded the three minimum capital ratios of the "well capitalized" category.

                                                 JUNE 30, 1997
                                   --------------------------------------------
                                                  CORE CAPITAL
                                                    TO RISK-          RISK-
                                   CORE CAPITAL  WEIGHTED ASSETS  BASED CAPITAL
                                   ------------  ---------------  -------------
                                   AMOUNT   %     AMOUNT    %     AMOUNT    %
                                   ------- ----  -------  ------  ------- -----
                                             (DOLLARS IN THOUSANDS)
   Regulatory capital............. $57,903 7.34%  $57,903  11.42% $64,120 12.64%
   Well capitalized requirement...  39,431 5.00    47,317   6.00   50,717 10.00
                                   ------- ----   ------- ------  ------- -----
   Excess capital................. $18,472 2.34%  $10,586   5.42% $13,403  2.64%
                                   ======= ====   ======= ======  ======= =====

  During the first quarter of fiscal year 1997, the Company received approval from the OTS to repurchase in the open market up to 5% of the Company's outstanding stock or 236,000 shares. At June 30, 1997, a total of 118,750 shares had been repurchased at prices ranging from $13.40 to $17.125 per share. In 1996, 197,000 shares had been repurchased under a previous repurchase plan. The Company may complete the repurchase of shares over the next several months. During the fourth quarter of fiscal 1997, the Company announced a 25% common stock dividend paid to shareholders on May 30, 1997. The decrease in the Company's book value per share reflects the effect of the 25% stock dividend, partially offset by the reduced number of shares outstanding resulting from the stock repurchase program and the Company's earnings.

 Sources of Funds and Liquidity

  Sources of capital and liquidity for the Company include distributions from the Association and borrowings, such as repurchase transactions. Dividends and other capital distributions from the Association are subject to regulatory restrictions. See "Business--Regulation and Supervision--Savings and Loan Holding Company Regulation--Payment of Dividends and Other Capital Distributions by Association" and "Market for the Registrant's Common Equity and Related Stockholder Matter."

  The Association's primary sources of funds are deposits, principal and interest payments on loans, proceeds from the sale of loans and advances from the FHLB. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions, and competition. Although competition for deposits in the Southern California area is substantial, the Association experienced an increase in deposits in fiscal 1997. The Association also has other potential sources of liquidity, such as securities sold under agreements to repurchase and liquidating existing short-term assets.

  The Association has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5%. The Association's average liquidity ratios were 5.18%, 5.37%, and 5.13%, at June 30, 1997, 1996, and 1995, respectively. Management currently attempts to maintain a liquidity ratio as close to the minimum as possible. Liquidity levels reflect management's strategy to invest excess liquidity in higher yielding interest-earning assets such as loans or mortgage-backed securities.

  In the second quarter of fiscal 1997, the Association paid $3.1 million for the one-time special SAIF assessment charged to all thrifts during the fiscal year. The payment of this assessment did not have a significant impact on the liquidity and capital resources of the Association. See "Business--Regulation and Supervision--Deposit Insurance."

  The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows from operating activities consisted primarily of cash flows from the sale of loans held for sale which totaled $33.9 million, $27.7 million, and $10.3 million for fiscal 1997, 1996, and 1995, respectively. The Company originated loans for sale of $31.6 million, $28.9 million, and $12.2 million during fiscal years 1997, 1996, and 1995, respectively. Net cash used by investing activities consisted primarily of loan originations and investment purchases, offset by principal collections on loans and proceeds from principal reductions on MBS and maturities of other investment securities. Loans originated and purchased for investment were $95.9 million, $121.2 million, and $118.8 million for fiscal 1997, 1996, and 1995, respectively. Proceeds from maturities and principal payments of investment securities were $8.8 million, $31.6 million, and $12.0 million for fiscal years ended 1997, 1996, and 1995, respectively. Net cash used by financing activities consisting primarily of net activity in deposit accounts and proceeds from funding and repayments of FHLB advances. The net change in deposits was an increase of $40.7 million for fiscal 1997, and increase of $31.4 million for fiscal 1996, and an increase of $57.2 million for fiscal 1995. The net proceeds (repayments) from FHLB advances were $22.4 million, $71.4 million, and $51.0 million for fiscal 1997, 1996, and 1995, respectively.

  Due to the Company's growth strategies in fiscal 1997, 1996, and 1995, the Company's use of FHLB advances increased. At June 30, 1997, the Company had $157.7 million in advances outstanding from the FHLB advances that the Company had outstanding at any month-end was $166.6 million. At June 30, 1997, the amount of additional credit available from the FHLB was $75.3 million. Management anticipates increased borrowing from the FHLB again in fiscal 1998. See "Business--Sources and Funds--Borrowings."

  Liquidity levels were maintained in fiscal 1997 with a higher level of reliance on short-term borrowings. The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1997, cash and short-term investments totaled $20.4 million.

  At June 30, 1997, the Company had outstanding commitments to originate loans of $9.9 million and commitments to purchase loans of $15.0 million. At June 30, 1997, the Company had $18.9 million of approved undisbursed lines of credit. The Company anticipates that it will have sufficient funds available to meet its current loan origination and purchase commitments. Certificates of deposits which have contractual maturities in one year or less from June 30, 1997, totaled $301.2 million. If a significant portion of the maturing certificates are not renewed at maturity, the Company's other sources of liquidity include FHLB advances and other borrowings, such as repurchase transactions. The Company could also choose to pay higher rates to maintain maturing deposits, which could result in increased cost of funds. Historically, the Company has maintained a significant portion of maturing deposits. While management anticipates that there may be some outflow of these deposits upon maturity due to the current competitive rate environment, these are not expected to have a material impact on the long-term liquidity position of the Company.

MARKET RISK

  Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

  The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Company's exposure to differential changes in interest rates between assets and liabilities is shown in the Company's Maturity and Rate Sensitivity Analysis under the Asset/Liability Management caption. Another measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13, "Interest Rate Risk Management." This test measures the impact on net interest income and on net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts. Following are the estimated impacts of immediate changes in interest rates at the specified levels at June 30, 1997, calculated in compliance with Thrift Bulletin No. 13:

                                               PERCENTAGE CHANGE IN:
                                   ---------------------------------------------
     CHANGE IN INTEREST RATES
       (IN BASIS POINTS)           NET INTEREST INCOME(1) NET PORTFOLIO VALUE(2)
     ------------------------      ---------------------- ----------------------
        +400......................           -8%                   -45%
        +300......................           -6                    -32
        +200......................           -3                    -20
        +100......................           -2                    -10
        -100......................            2                      7
        -200......................            0                     13
        -300......................           -2                     18
        -400......................           -4                     14

--------
(1) The percentage change is this column represents net interest income for 12 months in a stable interest rate environment versus the Net Interest Income in the various rate scenarios.

(2) The percentage change is this column represents net portfolio value of the Association in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

  The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk.

  The Company continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. Management believes that hedging instruments currently available are not cost-effective, and therefore, has focused its efforts on increasing the Company's yield-cost spread through wholesale and retail growth opportunities.

  The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at June 30, 1997. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

                                               EXPECTED MATURITY/PRINCIPAL REPAYMENT JUNE 30,
                          AVERAGE  -----------------------------------------------------------------------
                          INTEREST                                                       TOTAL      FAIR
                            RATE     1998    1999    2000    2001    2002   THEREAFTER BALANCE(1) VALUE(1)
                          -------- -------- ------- ------- ------- ------- ---------- ---------- --------
                                                           (DOLLARS IN THOUSANDS)
Interest-Sensitive
 Assets:
 Fed funds sold and
  other short-term
  investments...........    5.50%  $ 12,950 $   --  $   --  $   --  $   --   $    --    $ 12,950  $ 12,950
 Loans Receivable:
   One-to-four family...    7.72     27,171  23,797  22,059  19,668  17,359   186,699    296,753   299,963
   Multifamily and Non-
    Residential.........    8.16     31,447  20,983  19,788  17,910  16,378   246,388    352,894   354,167
   Other................    8.75        877      72      42      29      20        30      1,070     1,036
 Mortgage-Backed
  Securities:...........    7.39      8,259   7,007   6,195   5,553   5,017    42,108     74,139    74,596
 Investment Securities..    6.70      1,500   4,499   7,134  10,181   4,000    10,772     38,086    37,925
 FHLB stock.............    5.97      9,718     --      --      --      --        --       9,718     9,718
Interest-Sensitive
 Liabilities:
 Deposits
   Money Market
    Deposits............    4.72     72,373   5,020   5,020   3,359   3,358    13,477    102,607   102,607
   Passbook Deposits....    2.02      2,228   1,949   1,949   1,460   1,460     8,716     17,762    17,762
   NOW and other demand
    deposits............    1.19      1,977   1,804   1,804   1,486   1,486    13,902     22,459    22,459
   Certificate Accounts.    5.68    316,651  35,717  35,717   6,667   6,667        --    401,419   399,529
   FHLB Advances........    6.10     76,200  31,500  18,700  12,400  17,800     1,100    157,700   157,659
Interest-Sensitive Off-
 balance sheet items:(2)
 Loans serviced for
  others................    7.94                                                         225,730     3,652
 Commitments to extend
  credit................    7.69                                                           9,900        89
 Loans sold with
  recourse (including
  bond loans)...........    6.50                                                          10,878      (222)
 Commitments to
  purchase loans........    7.40                                                          15,000        94
 Unused lines of
  credit................    8.50                                                          18,943       250

--------
(1) Loans are reduced for nonaccrual loans but are not reduced for the allowance for loan losses.

(2) Total balance equals the notional amount of off-balance sheet items and interest rates are the weighted average interest rates of the underlying loans.

  Expected maturities are contractual maturities adjusted for prepayments of principal. The Company uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on the Company's historical experience. The Company's average Constant Prepayment Rate ("CPR") on its total fixed-rate portfolio is 10%, and 6% on its adjustable-rate portfolio for interest-earning assets (excluding investment securities, which do not have prepayment features). For deposit liabilities, in accordance with standard industry practice and the Company's own historical experience, "decay factors," used to estimate deposit runoff of 12.5%, 8.8%, and between 8% and 100% for passbook, checking and money market deposit accounts, respectively. The actual maturities of these instruments could vary substantially if future prepayments differ from the Company's historical experience.

ASSET/LIABILITY MANAGEMENT

  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest-rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of falling interest rates therefore, the net earnings of an institution with a positive gap theoretically may be adversely affected due to its interest-earning assets repricing to a greater extent than its interest-bearing liabilities. Conversely, during a period of rising interest rates, theoretically, the net earnings of an institution with a positive gap position may increase as it is able to invest in higher yielding interest-earning assets at a more rapid rate than its interest-bearing liabilities reprice. In addition, a positive gap may not protect an institution with a large portfolio of ARM loans from increases in interest rates for extended time periods as such instruments generally have periodic and lifetime interest rate caps. Additionally, the Company's ARM loans are predominantly tied to COFI, a lagging market index, and rapid increases in interest rates could have a negative impact on the Company's earnings. Accordingly, interest rates and the resulting cost of funds increases in a rapidly increasing rate environment could exceed the cap levels on these instruments and negatively impact net interest income. Declining interest rates have, in general, benefited the Company primarily due to the effect of the lagging market index which has resulted in interest income declining at a slower rate than interest expense. This effect of the lagging index has been partially offset by the increase in refinancings of portfolio loans to lower yielding loans.

  The Company has managed its interest rate risk through the aggressive marketing and funding of ARM loans, which generally reprice at least semi-annually and are generally indexed to COFI. As a result of this strategy, and based upon the assumptions used in the table set forth below, at June 30, 1997, the Company's total interest-earning assets maturing or repricing within one year exceeded its total interest-bearing liabilities maturing or repricing in the same time by $147.0 million, representing a one year cumulative positive gap ratio of 18.35%. This compares to $50.1 million at June 30, 1996, which represented a positive GAP ratio of 6.91%. In the third quarter of fiscal 1997, the Company ceased its origination of COFI ARM multifamily and commercial loan origination. New multifamily and commercial loan originations are tied to a treasury based index or are fixed rate for 5 years then adjusted to a new 5 year fixed rate also based upon a treasury index.

  The Company closely monitors its interest rate risk as such risk relates to its operational strategies. The Association's Board of Directors has established an Asset/Liability Committee, responsible for reviewing its asset/liability policies and interest rate risk position, which generally meets weekly and reports to the Board of Directors on interest rate risk and trends on a quarterly basis. The Company's cumulative gap position is at a level satisfactory to management. There can be no assurances that the Company will be able to maintain its positive gap position or that its strategies will not result in a negative gap position in the future. The level of the movement of interest rates, up or down, is an uncertainty and could have a negative impact on the earnings of the Company.

  The Company does not currently engage in the use of trading activities, high risk derivatives and synthetic instruments or hedging activities in controlling its interest rate risk. Such uses are permitted at the recommendation of the Asset/Liability Committee with the approval of the Board of Directors, however, the Company does not anticipate engaging in such practices in the immediate future.

  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1997, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. Additionally, the Company utilized deposit decay rate assumptions of 12.5% for passbook accounts, 8.8% for checking accounts and 8% to 100% for money market deposit accounts in the one year or less category. The range of decay rates for money market deposit accounts is due to the market rate sensitivity of various money market checking accounts. These decay rates are based upon the Company's historical experience, but there is no assurance that the assumed rates will correspond to future rates. For information regarding the contractual maturities of the Company's loans, investments and deposits, see "Business-- Lending Activities," "--Investment Activities" and "--Sources of Funds."

                                                                AT JUNE 30, 1997
                          -----------------------------------------------------------------------------------------------
                                     MORE THAN   MORE THAN  MORE THAN  MORE THAN  MORE THAN              NON-
                          3 MONTHS  3 MONTHS TO 6 MONTHS TO 1 YEAR TO  3 YEARS TO 5 YEARS TO MORE THAN INTEREST
                          OR LESS    6 MONTHS     1 YEAR     3 YEARS    5 YEARS    10 YEARS  10 YEARS  BEARING    TOTAL
                          --------  ----------- ----------- ---------  ---------- ---------- --------- --------  --------
                                                             (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
 Interest-earning
 deposits...............  $    336   $    --     $     --   $     --    $   --     $   --     $   --   $    --   $    336
 Federal funds sold and
 other short-term
 investments............    12,950        --           --         --        --         --         --        --     12,950
 Investment securities,
 net(3).................     1,432      1,500          --       4,499    21,312      4,000      5,343       --     38,086
 Loans
 receivable(1)(3).......   459,061     88,163       22,334     19,477    21,746     18,889     21,047       --    650,717
 Mortgage-backed
 securities(3)..........    22,433      3,275        2,485        163       --         697     45,086       --     74,139
 FHLB stock.............     9,718        --           --         --        --         --         --        --      9,718
                          --------   --------    ---------  ---------   -------    -------    -------  --------  --------
   Total interest-
   earning assets.......   505,930     92,938       24,819     24,139    43,058     23,586     71,476       --    785,946
                          --------   --------    ---------  ---------   -------    -------    -------  --------  --------
LESS:
 Unearned discount and
 deferred fees(2).......     3,960        752          204        162       179        161        479       --      5,897
 Allowance for loan
 losses.................       --         --           --         --        --         --         --      7,772     7,772
  Net interest-earning
  assets................   501,970     92,186       24,615     23,977    42,879     23,425     70,997    (7,772)  772,277
 Non-interest-earning
 assets.................       --         --           --         --        --         --         --     29,125    29,125
                          --------   --------    ---------  ---------   -------    -------    -------  --------  --------
   Total assets.........  $501,970   $ 92,186    $  24,615  $  23,977   $42,879    $23,425    $70,997  $ 21,353  $801,402
                          ========   ========    =========  =========   =======    =======    =======  ========  ========
INTEREST-BEARING
LIABILITIES:
 Money market deposits..  $ 67,876   $  1,499    $   2,998  $  10,040   $ 6,717    $11,234    $ 2,243  $    --   $102,607
 Passbook deposits......       557        557        1,114      3,898     2,920      5,468      3,248       --     17,762
 NOW and other demand
 deposits...............       494        494          989      3,608     2,972      6,122      7,780       --     22,459
 Certificate
 accounts(4)............    82,054     98,861      135,736     71,434    13,334        --         --        --    401,419
 FHLB advances(5).......    49,500      8,800       20,200     63,700    14,400      1,100        --        --    157,700
                          --------   --------    ---------  ---------   -------    -------    -------  --------  --------
   Total interest-
   bearing liabilities..   200,481    110,211      161,037    152,680    40,343     23,924     13,271       --    701,947
 Non-interest bearing
 liabilities............       --         --           --         --        --         --         --     29,212    29,212
 Stockholders' Equity...       --         --           --         --        --         --         --     70,243    70,243
                          --------   --------    ---------  ---------   -------    -------    -------  --------  --------
   Total liabilities and
   stockholders' equity.  $200,481   $110,211    $ 161,037  $ 152,680   $40,343    $23,924    $13,271  $ 99,455  $801,402
                          ========   ========    =========  =========   =======    =======    =======  ========  ========
Interest sensitivity
gap(6)..................  $301,489   $(18,025)   $(136,422) $(128,703)  $ 2,536      $(499)   $57,726  $(78,102) $    --
                          ========   ========    =========  =========   =======    =======    =======  ========  ========
Cumulative interest
sensitivity gap.........  $301,489   $283,464    $ 147,042  $  18,339   $20,875    $20,376    $78,102  $    --   $    --
                          ========   ========    =========  =========   =======    =======    =======  ========  ========
Cumulative interest
sensitivity gap as a
percentage of total
assets..................     37.62%     35.37%       18.35%      2.29%     2.60%      2.54%      9.75%
Cumulative net interest-
earning assets as a
percentage of cumulative
interest-bearing
liabilities.............    252.36%    192.75%      132.21%    103.75%   103.93%    103.75%    111.97%

----
(1) For purposes of the gap analysis, mortgage and other loans are reduced for nonaccrual loans but are not reduced for the allowance for loan losses.
(2) For purposes of the gap analysis, unearned discount and deferred fees are pro rated for loans receivable.
(3) Includes assets held or available for sale.
(4) Certain certificate accounts have potential repricing dates which are prior to the contractual maturity dates. The repricing dates were used for purposes of the gap analysis.
(5) Certain FHLB Advances have call features which are prior to the contractual maturity dates. The call dates were used for purposes of the gap analysis.
(6) Interest sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

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

AVERAGE BALANCE SHEET

  The following table sets forth certain information relating to the Company for the years ended June 30, 1997, 1996, and 1995. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields.

                                                                   YEAR ENDED JUNE 30,
                                      -------------------------------------------------------------------------------
                          AT JUNE 30,
                             1997               1997                       1996                       1995
                          ----------- -------------------------  -------------------------  -------------------------
                                                        YIELD/                     YIELD/                     YIELD/
                          RATE END OF AVERAGE           AVERAGE  AVERAGE           AVERAGE  AVERAGE           AVERAGE
                            PERIOD    BALANCE  INTEREST  COST    BALANCE  INTEREST  COST    BALANCE  INTEREST  COST
                          ----------- -------- -------- -------  -------- -------- -------  -------- -------- -------
                                                           (DOLLARS IN THOUSANDS)
ASSETS:
 Interest-earning
 assets:
 Interest-earning
 deposits...............     3.81%    $    611 $    20    3.27%  $  3,281 $    25    0.76%  $  3,895 $    43    1.10%
 Federal funds sold and
 other short-term
 investments............     5.90        8,583     505    5.88     10,203     515    5.05      6,305     317    5.03
 Investment securities,
 net(1).................     6.70       37,819   2,503    6.62     25,314   1,717    6.78     24,077   1,373    5.70
 Loans receivable(2)....     7.96      631,157  51,411    8.15    577,613  47,078    8.15    502,408  36,953    7.36
 Mortgage-backed
 securities, net(1).....     7.39       51,852   3,661    7.06     40,781   3,030    7.43     30,941   2,120    6.85
 FHLB stock.............     5.97        9,038     568    6.28      5,814     281    4.83      4,446     236    5.31
                                      -------- -------           -------- -------           -------- -------
  Total interest-earning
  assets................     7.77      739,060  58,668    7.94    663,006  52,646    7.94    572,072  41,042    7.17
 Non-interest-earning
 assets.................                21,013                     14,724                     16,701
                                      --------                   --------                   --------
  Total assets..........              $760,073                   $677,730                   $588,773
                                      ========                   ========                   ========
Liabilities and
Stockholders' equity:
 Interest-bearing
 liabilities:
 Money market deposits..     4.72     $ 83,372   3,498    4.20   $ 75,176   3,000    3.99   $ 56,251   1,794    3.19
 Passbook deposits......     2.02       17,899     355    1.98     21,028     418    1.99     25,572     500    1.96
 NOW and other demand
 deposits...............     1.19       24,011     278    1.16     23,006     275    1.20     23,698     263    1.11
 Certificate accounts...     5.68      397,191  22,201    5.59    370,515  21,396    5.78    346,457  17,755    5.12
                                      -------- -------           -------- -------           -------- -------
 Total savings accounts.     5.11      522,473  26,332            489,725  25,089            451,978  20,312
 FHLB advances..........     6.10      148,312   8,565    5.77     96,789   5,572    5.76     46,029   2,596    5.64
 Securities sold under
 agreements
 to repurchase..........      --            72       4    5.56      8,283     490    5.92     11,342     595    5.25
                                      -------- -------           -------- -------           -------- -------
  Total interest-bearing
  liabilities...........     5.31      670,857  34,901    5.20    594,797  31,151    5.26    509,349  23,503    4.61
 Non-interest-bearing
 liabilities............                20,667                     14,921                     13,593
 Stockholders' equity...                68,549                     68,012                     65,831
                                      --------                   --------                   --------
 Total liabilities and
 stockholders' equity...              $760,073                   $677,730                   $588,773
                                      ======== -------           ======== -------           ======== -------
 Net interest rate
 spread(3)..............                       $23,767    2.74%           $21,495    2.68%           $17,539    2.56%
                                               =======  ======            =======  ======            =======  ======
 Net interest margin(4).                                  3.22%                      3.24%                      3.07%
                                                        ======                     ======                     ======
 Ratio of interest-
 earning assets to
 interest-bearing
 liabilities............                                110.17%                    111.47%                    112.31%
                                                        ======                     ======                     ======

----
(1) Amount includes assets available for sale.
(2) Amount is net of deferred loan fees, loan discounts, loans in process and loan loss allowances, and includes nonaccrual loans and loans held for sale.
(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.

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

                          YEAR ENDED JUNE 30, 1997         YEAR ENDED JUNE 30, 1996
                                 COMPARED TO                     COMPARED TO
                          YEAR ENDED JUNE 30, 1996         YEAR ENDED JUNE 30, 1995
                          -----------------------------    ----------------------------
                           INCREASE (DECREASE)  IN NET     INCREASE (DECREASE)  IN NET
                               INTEREST INCOME                 INTEREST INCOME
                          -----------------------------    ----------------------------
                               DUE TO                          DUE TO
                          -----------------                ----------------
                                               NET                             NET
                           VOLUME    RATE     CHANGE       VOLUME    RATE     CHANGE
                          --------  -------  --------      -------- -------  --------
                                            (IN THOUSANDS)
Interest-earning assets:
 Interest-earning
  deposits..............    $   36    $ (61)   $  (25)      $   (4)  $    6   $     2
 Federal funds sold and
  other short-term
  investments...........       (29)      39        10          189      (11)      178
 Investment securities,
  net(2)................       827      (41)      786           73      271       344
 Loans receivable,
  net(1), (2)...........     4,361      (28)    4,333        5,895    4,230    10,125
 Mortgage-backed
  securities, net(2)....       772     (141)      631          719      191       910
 FHLB stock.............       186      101       287           64      (19)       45
                            ------    -----    ------       ------   ------   -------
   Total interest-
    earning assets......     6,153     (131)    6,022        6,936    4,668    11,604
                            ------    -----    ------       ------   ------   -------
Interest-bearing
 liabilities:
 Money market deposits..       338      160       498          691      515     1,206
 Passbook deposits......       (62)      (1)      (63)         (89)       7       (82)
 NOW and other demand
  deposits..............        11       (8)        3           (7)      19        12
 Certificate accounts...     1,451     (646)      805        1,281    2,360     3,641
 FHLB advances..........     2,976       17     2,993        2,921       55     2,976
 Other borrowings.......      (457)     (29)     (486)        (143)      38      (105)
                            ------    -----    ------       ------   ------   -------
   Total interest-
    bearing liabilities.     4,257     (507)    3,750        4,654    2,994     7,648
                            ------    -----    ------       ------   ------   -------
Change in net interest
 income.................    $1,896    $ 376    $2,272       $2,282   $1,674   $ 3,956
                            ======    =====    ======       ======   ======   =======

--------
(1) Includes nonaccrual loans.
(2) Includes assets held or available for sale.

IMPACT OF INFLATION AND CHANGING PRICES

  The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services. See "--Asset/Liability Management."

IMPACT OF NEW ACCOUNTING STANDARDS

  In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". SFAS No. 128 provides reporting standards for basic and diluted earnings per share and is effective for financial statement periods ending after December 15, 1997. Earlier application is not permitted. Had the Company applied SFAS No. 128 to the accompanying financial statements, basic earnings per share would have been $0.64, $0.77 and $0.50, and diluted earnings per share would have been $0.61, $0.74 and $0.48 for the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

  In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure". This statement was issued in connection with SFAS No. 128 and lists the required disclosures about capital structure that had been included in a number of previously existing separate statements and opinions. The guidance relative to SFAS No. 129 is applicable to both public and non-public entities. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. Implementation of SFAS No. 129 will not have a material effect on the Company's financial condition or results of operations.

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income represents the change in equity of the Company during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all components of comprehensive income, which are required to be recognized under accounting standards, be reported in a financial statement that is displayed in equal prominence with the other financial statements. SFAS No. 130 does not require a specific presentation format, but will require the Company to display an amount representing total comprehensive income for the period in the financial statements. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. Implementation of SFAS No. 130 will not have a material effect on the Company's financial condition or results of operations.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supercedes numerous requirements in a previously issued statement--SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise"--but retains the requirement to report information about major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Implementation of SFAS No. 131 will not have a material effect on the Company's financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report...............................................  F-2
Consolidated Statements of Financial Condition as of June 30, 1997 and
 1996......................................................................  F-3
Consolidated Statements of Earnings for Each of the Years in the Three-Year
 Period Ended June 30, 1997................................................  F-4
Consolidated Statements of Stockholders' Equity for Each of the Years in
 the Three-Year Period Ended June 30, 1997.................................  F-5
Consolidated Statements of Cash Flows for Each of the Years in the Three-
 Year Period Ended June 30, 1997...........................................  F-6
Notes to Consolidated Financial Statements.................................  F-7

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Quaker City Bancorp, Inc.:

  We have audited the accompanying consolidated statements of financial condition of Quaker City Bancorp, Inc. (the Company) and subsidiaries as of June 30, 1997 and 1996 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quaker City Bancorp, Inc. and subsidiaries as of June 30, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997 in conformity with generally accepted accounting principles.


                                          KPMG Peat Marwick llp

July 25, 1997
Los Angeles, California

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                             JUNE 30, 1997 AND 1996

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              1997      1996
                          ASSETS                            ---------  -------
Cash and due from banks...................................  $   7,067    2,184
Interest-bearing deposits.................................        336    4,984
Federal funds sold and other short-term investments.......     12,950    6,400
Investment securities held to maturity (fair value of
 $36,493 at June 30, 1997 and $36,808 at June 30, 1996)
 (notes 2 and 10).........................................     36,654   37,419
Investment securities available for sale, at fair value
 (note 2).................................................      1,432      --
Loans receivable, net (notes 3 and 9).....................    644,964  607,672
Loans receivable held for sale (fair value of $623 at June
 30, 1997 and $2,890 at June 30, 1996) (note 3)...........        623    2,890
Mortgage-backed securities held to maturity (fair value of
 $74,596 at June 30, 1997 and $41,561 at June 30, 1996)
 (notes 4 and 10).........................................     74,139   41,175
Real estate held for sale (note 5)........................      2,314    3,058
Federal Home Loan Bank stock, at cost (notes 6 and 9).....      9,718    8,151
Office premises and equipment, net (note 7)...............      4,217    4,176
Accrued interest receivable and other assets (notes 2, 3,
 4 and 13)................................................      6,988    6,976
                                                            ---------  -------
                                                            $ 801,402  725,085
                                                            =========  =======
           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits (note 8).......................................  $ 553,186  512,517
  Federal Home Loan Bank advances (notes 3, 6 and 9)......    157,700  135,300
  Securities sold under agreements to repurchase (note
   10)....................................................        --       300
  Deferred tax liability (note 11)........................      1,413    1,174
  Accounts payable and accrued expenses (note 11).........      3,543    2,870
  Other liabilities (note 8)..............................     15,317    4,998
                                                            ---------  -------
    Total liabilities.....................................    731,159  657,159
                                                            =========  =======
Stockholders' Equity (note 12):
  Common stock, $.01 par value. Authorized 10,000,000
   shares; issued and outstanding 4,703,102 shares and
   3,813,600 shares at June 30, 1997 and 1996,
   respectively...........................................         47       38
  Additional paid-in capital..............................     44,051   27,017
  Unrealized gain on securities available for sale........        136      --
  Retained earnings, substantially restricted (note 11)...     28,122   43,515
  Deferred compensation (notes 13 and 14).................     (2,113)  (2,644)
                                                            ---------  -------
    Total stockholders' equity............................     70,243   67,926
Commitments and contingent liabilities (notes 3 and 15)...
                                                            ---------  -------
                                                            $ 801,402  725,085
                                                            =========  =======

          See accompanying notes to consolidated financial statements.

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    1997      1996      1995
                                                  --------- --------- ---------
Interest income:
  Loans receivable............................... $  51,411    47,078    36,953
  Mortgage-backed securities.....................     3,661     3,030     2,120
  Investment securities..........................     2,503     1,717     1,373
  Other..........................................     1,093       821       596
                                                  --------- --------- ---------
    Total interest income........................    58,668    52,646    41,042
                                                  --------- --------- ---------
Interest expense:
  Deposits (note 8)..............................    26,332    25,089    20,312
  Federal Home Loan Bank advances and other
   borrowings....................................     8,569     6,062     3,191
                                                  --------- --------- ---------
    Total interest expense.......................    34,901    31,151    23,503
                                                  --------- --------- ---------
    Net interest income before provision for loan
     losses......................................    23,767    21,495    17,539
Provision for loan losses (note 3)...............     3,001     2,103       998
                                                  --------- --------- ---------
    Net interest income after provision for loan
     losses......................................    20,766    19,392    16,541
                                                  --------- --------- ---------
Other income:
  Loan servicing charges and other fees..........     1,828     1,629     1,490
  Gain on sale of loans held for sale............       356       175        86
  Commissions....................................       555       606       420
  Other..........................................        30        79        84
                                                  --------- --------- ---------
                                                      2,769     2,489     2,080
                                                  --------- --------- ---------
Other expense:
  Compensation and employee benefits (notes 13
   and 14)....................................... $   7,829     7,565     7,371
  Occupancy, net.................................     1,946     1,970     1,894
  Federal deposit insurance premiums.............       855     1,254     1,115
  Data processing................................       707       641       561
  Other general and administrative expense.......     3,036     3,350     3,143
                                                  --------- --------- ---------
    Total general and administrative expense.....    14,373    14,780    14,084
  Savings Association Insurance Fund special
   assessment....................................     3,100       --        --
  Real estate operations, net (note 5)...........       775       656       646
  Amortization of core deposit intangible........       264       303       303
                                                  --------- --------- ---------
    Total other expense..........................    18,512    15,739    15,033
                                                  --------- --------- ---------
    Earnings before income taxes.................     5,023     6,142     3,588
Income taxes (note 11)...........................     2,203     2,573     1,267
                                                  --------- --------- ---------
    Net earnings................................. $   2,820     3,569     2,321
                                                  ========= ========= =========
Net earnings per share (note 1).................. $     .61       .74       .48
                                                  ========= ========= =========
Weighted average shares outstanding.............. 4,633,813 4,839,063 4,812,904
                                                  ========= ========= =========

          See accompanying notes to consolidated financial statements.

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                 (IN THOUSANDS)

                                                   UNREALIZED
                                                    GAIN ON     RETAINED
                                        ADDITIONAL SECURITIES   EARNINGS,
                                 COMMON  PAID-IN   AVAILABLE  SUBSTANTIALLY   DEFERRED
                         SHARES  STOCK   CAPITAL    FOR SALE   RESTRICTED   COMPENSATION TOTAL
                         ------  ------ ---------- ---------- ------------- ------------ ------
Balance, June 30, 1994.. 4,140    $41     29,083       --         39,503       (3,989)   64,638
Net earnings............    --     --         --       --          2,321           --     2,321
Repurchase and
 retirement of stock....  (136)    (1)    (1,018)      --           (387)          --    (1,406)
Exercise of stock op-
 tions..................    10     --         75       --             --           --        75
Deferred compensation
 amortized to expense...    --     --        120       --             --          693       813
                         -----    ---     ------      ---        -------       ------    ------
Balance, June 30, 1995.. 4,014     40     28,260       --         41,437       (3,296)   66,441
Net earnings............    --     --         --       --          3,569           --     3,569
Repurchase and
 retirement of stock....  (234)    (2)    (1,756)      --         (1,491)          --    (3,249)
Exercise of stock op-
 tions..................    34     --        255       --             --           --       255
Deferred compensation
 amortized to expense...    --     --        258       --             --          652       910
                         -----    ---     ------      ---        -------       ------    ------
Balance, June 30, 1996.. 3,814     38     27,017       --         43,515       (2,644)   67,926
Net earnings............    --     --         --       --          2,820           --     2,820
Shares issued in
 connection with stock
 dividend...............   946      9     17,012       --        (17,021)          --        --
Repurchase and
 retirement of stock....  (134)    (1)      (959)      --         (1,310)          --    (2,270)
Exercise of stock op-
 tions..................    77      1        576       --            118           --       695
Unrealized gain on
 securities available
 for sale,net of tax....    --     --         --      136             --           --       136
Deferred compensation
 amortized to expense...    --     --        405       --             --          531       936
                         -----    ---     ------      ---        -------       ------    ------
Balance, June 30, 1997.. 4,703    $47     44,051      136         28,122       (2,113)   70,243
                         =====    ===     ======      ===        =======       ======    ======

          See accompanying notes to consolidated financial statements.

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                 (IN THOUSANDS)

                                                   1997       1996      1995
                                                 ---------  --------  --------
Cash flows from operating activities:
 Net earnings................................... $   2,820     3,569     2,321
                                                 ---------  --------  --------
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization................       (14)     (634)     (219)
   Provision for loan losses....................     3,001     2,103       998
   Write-downs and provision for losses on real
    estate held for sale........................       491       252       589
   Provision for deferred income taxes..........       143     1,407     1,406
   Gain on sale of loans held for sale..........      (356)     (175)      (86)
   Loans originated for sale....................   (31,598)  (28,922)  (12,214)
   Sale of loans held for sale..................    33,870    27,662    10,321
   Federal Home Loan Bank (FHLB) stock dividend
    received....................................      (513)     (263)     (223)
   Increase in accrued interest receivable and
    other assets................................      (223)     (343)   (2,579)
   Increase in other liabilities................    10,319     1,666     1,676
   Increase (decrease) in accounts payable and
    accrued expenses............................       673     (549)     1,590
   Other........................................       144     1,502    (2,273)
                                                 ---------  --------  --------
     Total adjustments..........................    15,937     3,706    (1,014)
                                                 ---------  --------  --------
     Net cash provided by operating activities..    18,757     7,275     1,307
                                                 ---------  --------  --------
Cash flows from investing activities:
 Loans originated for investment................ $ (83,408)  (93,424)  (94,050)
 Loans purchased for investment.................   (12,521)  (27,789)  (24,792)
 Principal repayments on loans..................    54,465    48,032    39,295
 Sale of investment securities available for
  sale..........................................       --      2,550    14,900
 Purchases of investment securities available
  for sale......................................    (1,199)   (2,400)  (14,580)
 Purchases of investment securities held to
  maturity......................................    (7,996)  (45,149)  (17,055)
 Maturities and principal repayments of
  investment securities held to maturity........     8,784    31,638    12,021
 Sale of MBS available for sale.................       --      1,754       --
 Purchases of MBS held to maturity..............   (40,228)  (13,766)  (28,102)
 Principal repayments on MBS held to maturity...     7,305    11,157     2,906
 Sale of real estate held for sale..............     3,653     1,393     1,139
 Purchase of FHLB stock.........................    (1,054)   (3,152)     (314)
 Investment in office premises and equipment....      (849)   (1,041)     (325)
                                                 ---------  --------  --------
     Net cash used by investing activities......   (73,048)  (90,197) (108,957)
                                                 ---------  --------  --------
Cash flows from financing activities:
 Increase in deposits...........................    40,669    31,359    57,198
 Proceeds from funding of FHLB advances.........   370,000   363,780   309,450
 Repayments of FHLB advances....................  (347,600) (292,430) (258,500)
 Proceeds from securities sold under agreement
  to repurchase.................................       --     74,078   129,683
 Repayments of securities sold under agreement
  to repurchase.................................      (300)  (96,651) (113,829)
 Repurchase of stock............................    (2,270)   (3,249)   (1,406)
 Common stock options exercised.................       577       255        75
                                                 ---------  --------  --------
     Net cash provided by financing activities..    61,076    77,142   122,671
                                                 ---------  --------  --------
     Increase (decrease) in cash and cash
      equivalents...............................     6,785    (5,780)   15,021
Cash and cash equivalents at beginning of year..    13,568    19,348     4,327
                                                 ---------  --------  --------
Cash and cash equivalents at end of year........ $  20,353    13,568    19,348
                                                 =========  ========  ========
Supplemental disclosures of cash flow
 information:
 Interest paid (including interest credited).... $  34,454    30,987    23,436
 Cash paid for income taxes.....................       621     1,155       785
                                                 =========  ========  ========
Supplemental schedule of noncash investing and
 financing activities:
 Additions to loans resulting from the sale of
  real estate acquired through foreclosure       $   4,847     5,580     7,407
 Additions to real estate acquired through
  foreclosure...................................     8,313     7,764     8,593
                                                 =========  ========  ========

          See accompanying notes to consolidated financial statements.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1997 AND 1996

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Quaker City Bancorp, Inc., incorporated in Delaware, is primarily engaged in the savings and loan business through its wholly owned subsidiary, Quaker City Savings and Loan Association (the Association). At June 30, 1997, the Association operated eight retail banking offices in Southern California. The Association is subject to significant competition from other financial institutions, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

  The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent the significant accounting policies of the Company.

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

  These consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition, and revenues and expenses for the periods. The most significant estimate for the Company relates to the allowance for loan losses. Actual results could differ from those estimates.

 Financial Instruments

  Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS No. 107), requires the disclosure of the fair value of financial instruments, whether or not recognized on the statement of financial condition, for which it is practicable to estimate the value. A significant portion of the Company's assets and liabilities are financial instruments as defined under SFAS No. 107. Fair values, estimates and assumptions are set forth in note 19, Fair Value of Financial Instruments.

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

  Concentrations of credit risk would exist for groups of borrowers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The ability of the Company's borrowers to repay their

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES commitments is contingent on several factors, including the economic conditions in the borrowers' geographic area and the individual financial condition of the borrowers. The Company generally requires collateral or other security to support borrower commitments on loans receivable. This collateral may take several forms. Generally, on the Company's mortgage loans, the collateral will be the underlying mortgaged property. The Company's lending activities are primarily concentrated in Southern California.

  The market risk of a financial instrument is the possibility that future changes in market prices may reduce the value of a financial instrument or increase the contractual obligations of the Company. The Company's market risk is concentrated in its portfolios of loans receivable and real estate acquired through foreclosure. When a borrower fails to meet the contractual requirements of their loan agreement, the Company is subject to the market risk of the collateral securing the loan. Likewise, the Company is subject to the volatility of real estate prices with respect to real estate acquired by foreclosure. The Company's securities available for sale are traded in active markets. The value of these securities is susceptible to the fluctuations of the market.

  Financial instruments are subject to interest rate risk to the extent that they reprice on a frequency degree or basis that varies from market pricing. The Company is subject to interest rate risk to the degree that its interest-earning assets reprice on a different frequency or schedule than its interest-bearing liabilities. A majority of the Company's loans receivable and mortgage-backed securities reprice based on the Eleventh District Cost of Funds Index (COFI). The repricing of COFI tends to lag other interest rate indices. The Company closely monitors the pricing sensitivity of its financial instruments.

 Cash and Cash Equivalents

  For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits and Federal funds sold and other short-term investments. Generally, Federal funds sold and short-term investments are held for one-day periods. The amounts included in cash and cash equivalents and qualifying investment securities generally constitute the Company's liquidity portfolio. The Company maintains liquidity to satisfy regulatory requirements. The liquidity portfolio is managed in a manner intended to maximize flexibility and yield, while minimizing interest rate risk, credit risk and the cost of the capital required to be maintained for such assets.

 Assets Held or Available for Sale

  The Company identifies those loans, mortgage-backed securities (MBS) and investment securities for which it does not have the positive intent and ability to hold to maturity. If management has the positive intent and the Company has the ability to hold such assets until maturity, they are classified as held to maturity and are carried at amortized historical cost. Securities that are to be held for indefinite periods of time and not intended to be held to maturity are generally classified as available for sale and are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of income tax effect. However, if a decline in fair value is determined to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis, and the amount of the writedown is included in earnings. Gains and losses from the sales of MBS and investment securities available for sale are recognized at the time of sale and are determined by the specific-identification method. Loans held for sale are carried at the lower of amortized historical cost or fair value as determined on an aggregate basis. Assets held for indefinite periods of time include assets that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

 Assets Held to Maturity

  Loans, MBS and investment securities, excluding those held or available for sale, are carried at amortized historical cost, adjusted for amortization of premiums and discounts utilizing the interest method over the contractual terms of the assets. The carrying value of these assets is not adjusted for temporary declines in fair value since the Company has the positive intent and ability to hold them to maturity. If a decline in the fair value of securities is determined to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the writedown is included in earnings.

 Interest Income on Loans Receivable

  Interest income on loans receivable is accrued as it is earned. The Company defers and amortizes both loan origination fees and the incremental direct costs relating to the origination of loans. The deferred origination fees and costs are amortized into interest income utilizing the interest method over the lives of the related loans. Loans are placed on nonaccrual status after being delinquent 60 days, or earlier if the ultimate collectibility of the accrual is in doubt. Whenever the accrual of interest is stopped, previously accrued but uncollected interest income is reversed. Thereafter, interest is recognized only as cash is received until the loan is reinstated. Accretion of discounts and deferred loan fees is discontinued when loans are placed on nonaccrual status.

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

 Impaired Loans

  A loan is considered impaired when based on current circumstances and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Creditors are required to measure impairment of a loan based on any one of the following:
(i) the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, (ii) an observable market price or
(iii) the fair value of the loan's underlying collateral. The Company measures impairment based on the fair value of the loan's underlying collateral property. Impaired loans exclude large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include all loans with principal balances of less than $300,000.

  Factors considered as part of the periodic loan review process to determine whether a loan is impaired, as defined under SFAS 114, address both the amount the Company believes is probable that it will collect and the timing of such collection. As part of the Company's loan review process, the Company will consider such factors as the ability of the borrower to continue to meet the debt service

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES requirements, assessments of other sources of repayment, the fair value of any collateral and the creditor's prior history in dealing with these types of credits. In evaluating whether a loan is considered impaired, insignificant delays (less than 12 months) in the absence of other facts and circumstances would not alone lead to the conclusion that a loan was impaired.

  The Company recognizes impairment on troubled collateral dependent loans by creating a valuation allowance. The valuation allowance is maintained while the loans are still in process of collection. At such time that the assets are deemed uncollectible, the valuation allowance is charged off.

 Loan Sales and Servicing

  The Company sells loans and participations in loans with yield rates to the investors based upon current market rates. Gain or loss is recognized to the extent that the selling prices differ from the carrying value of the loans sold based on the estimated relative fair values of the assets sold and any retained interests, less any liabilities incurred. The assets obtained on sale are generally loan servicing assets. Liabilities incurred in a sale may include recourse obligations or servicing liabilities. Historically, the Company has not established servicing assets or liabilities, although the Company retained the servicing rights on loans sold, because management has determined that the benefits from the contractually specified servicing fees and other ancillary sources are offset by the cost the Company incurs in servicing.

 Real Estate Held for Sale

  Real estate acquired through foreclosure (REO) is initially recorded at fair value at the date of foreclosure, less costs of disposition. Fair value is determined by an appraisal obtained at the time of foreclosure. Thereafter, if there is a further deterioration in value, the Company writes down the REO directly and charges operations for the diminution in value.

  Real estate held for development is carried at the lower of cost or net realizable value. All costs of anticipated disposition are considered in the determination of net realizable value.

  Revenue recognition on the disposition of real estate is dependent upon the transaction meeting certain criteria relating to the nature of the property sold and the terms of sale.

 Core Deposit Premium

  The Company has acquired customer deposit accounts from financial institutions in its market area. The core deposit premium amounting to $35,000 and $299,000, respectively, at June 30, 1997 and 1996 relates to the value of the depositor relationship and is an identifiable intangible which is amortized over a five-year period using the straight-line method. The core deposit premium is included in accrued interest receivable and other assets in the accompanying consolidated statements of financial condition.

 Depreciation and Amortization

  Depreciation is computed utilizing the straight-line method over the estimated lives of the assets. Amortization of leasehold improvements is computed utilizing the straight-line method over the shorter of the estimated useful life of the assets or the terms of the respective leases.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

 Earnings per Share

  Earnings per share in 1997, 1996 and 1995 was calculated by dividing net earnings by the weighted average number of common stock and common stock equivalents outstanding. The Company uses the treasury stock method for converting common stock equivalents to common stock. Earnings per share have been adjusted to reflect a 25% stock dividend that took effect in May 1997.

  For calculating primary earnings per share, the weighted average number of common and common equivalent shares includes the average number of common shares outstanding and the average number of shares issuable under employee compensation plans that have a dilutive effect. For calculating fully diluted earnings per share, the maximum dilutive effect is computed using the period-end market price of the Company's common stock, if it is higher than average market price used in calculating primary earnings per share. If the difference between and fully diluted earnings per share is immaterial, as it was in the years presented, it is not reported.

  In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share." SFAS No. 128 provides reporting standards for basic and diluted earnings per share and is effective for financial statement periods ending after December 15, 1997. Earlier application is not permitted. Had the Company applied SFAS No. 128 to the accompanying consolidated financial statements, basic earnings per share would have been $.64, $.77 and $.50, and diluted earnings per share would have been $.61, $.74 and $.48 for the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

 Income Taxes

  A deferred tax liability is recognized for taxable temporary differences (differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in future taxable amounts). A deferred tax asset is recognized for all deductible temporary differences (differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in deductible amounts in future years when the financial statement carrying amounts of the assets and liabilities are recovered and settled) and operating loss and tax credit carryforwards. The likelihood of realizing the tax benefits related to a potential deferred tax asset is evaluated and a valuation allowance is recognized to reduce that deferred tax asset if it is more likely than not that all or some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are calculated at the beginning and end of the year; the change in the sum of the deferred tax asset, valuation allowance and deferred tax liability during the year generally is recognized as deferred tax expense or benefit. The effect on deferred taxes of a change in tax rates is recognized in income in the period for which the change becomes effective.

 Stock Option Plans

  Prior to July 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Effective July 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based compensation awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock options grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES apply the provisions of APB No. 25 and to provide the pro forma disclosure provisions of SFAS No. 123. As of June 30, 1997, pro forma disclosures were not required as there were no options granted in 1995, 1996 or 1997.

 Other Recent Accounting Pronouncements

  In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement was issued in connection with SFAS No. 128 and lists the required disclosures about capital structure that had been included in a number of previously existing separate statements and opinions. The guidance relative to SFAS No. 129 is applicable to both public and nonpublic entities. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. Implementation of SFAS No. 129 will not have a material effect on the Company's financial condition or results of operations.

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income represents the change in equity of the Company during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all components of comprehensive income, which are required to be recognized under accounting standards, to be reported in a financial statement that is displayed in equal prominence with the other financial statements. SFAS No. 130 does not require a specific presentation format, but will require the Company to display an amount representing total comprehensive income for the periods in the financial statements. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. Implementation of SFAS No. 130 will not have a material effect on the Company's financial condition or results of operations.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supersedes numerous requirements in a previously issued statement D SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" D but retains the requirement to report information about major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Implementation of SFAS No. 131 will not have a material effect on the Company's financial condition or results of operations.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(2) INVESTMENT SECURITIES

  The following table provides a summary of investment securities with a comparison of amortized cost and fair values:

                                                     GROSS      GROSS
                                         AMORTIZED UNREALIZED UNREALIZED  FAIR
                                           COST      GAINS      LOSSES   VALUE
                                         --------- ---------- ---------- ------
                                                     (IN THOUSANDS)
   June 30, 1997:
     Held to maturity:
       U.S. Government and Federal
        agency obligations.............   $36,303     --         (161)   36,142
       Municipal bonds.................       351     --          --        351
                                          -------     ---        ----    ------
                                           36,654     --         (161)   36,493
     Available for sale--marketable
      equity securities................     1,200     232         --      1,432
                                          -------     ---        ----    ------
         Total.........................   $37,854     232        (161)   37,925
                                          =======     ===        ====    ======
   June 30, 1996:
     Held to maturity:
       U.S. Government and Federal
        agency obligations.............   $37,048     --         (611)   36,437
       Municipal bonds.................       371     --          --        371
                                          -------     ---        ----    ------
         Total.........................   $37,419     --         (611)   36,808
                                          =======     ===        ====    ======

  At June 30, 1997 and 1996, the Company had accrued interest receivable on investment securities of $362,000 and $262,000, respectively, which is included in accrued interest receivable and other assets in the accompanying consolidated statements of financial condition.

  Proceeds from sales of investment securities available for sale were $2.6 million and $14.9 million during 1996 and 1995, respectively. There were no sales of investment securities available for sale in 1997. There were no gross gains or losses realized during 1997, 1996 and 1995.

  The contractual principal maturities for investment securities held to maturity as of June 30, 1997 are as follows:

                                        CONTRACTUAL PRINCIPAL MATURITY
                                 ---------------------------------------------
                                                  MATURING
                                         MATURING  1 YEAR   MATURING  MATURING
                                          WITHIN    TO 5   5 YEARS TO  AFTER
                                  TOTAL   1 YEAR   YEARS    10 YEARS  10 YEARS
                                 ------- -------- -------- ---------- --------
                                                (IN THOUSANDS)
   U.S. Government and Federal
    agency obligations.......... $36,303  1,500    25,811    4,000     4,992
   Municipal bonds..............     351    --        --       --        351
                                 -------  -----    ------    -----     -----
       Total.................... $36,654  1,500    25,811    4,000     5,343
                                 =======  =====    ======    =====     =====

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(3) LOANS RECEIVABLE, NET

  The following table presents carrying values of loans receivable at the dates indicated:

                                                                    JUNE 30
                                                                ----------------
                                                                  1997    1996
                                                                -------- -------
                                                                 (IN THOUSANDS)
   Real estate:
     Residential:
       One to four units....................................... $299,979 303,273
       Multifamily.............................................  301,965 258,970
     Commercial and land.......................................   56,683  61,860
                                                                -------- -------
                                                                 658,627 624,103
   Other.......................................................    1,070     627
                                                                -------- -------
                                                                 659,697 624,730
   Less:
     Undisbursed loan funds....................................      441     378
     Unamortized discounts.....................................    2,404   2,864
     Deferred loan fees, net...................................    3,493   3,093
     Allowance for loan losses.................................    7,772   7,833
                                                                -------- -------
                                                                 645,587 610,562
                                                                -------- -------
   Less:
     Held for sale--residential real estate:
       One to four units.......................................      623   1,455
       Multifamily.............................................      --    1,435
                                                                -------- -------
                                                                     623   2,890
                                                                -------- -------
         Held to maturity...................................... $644,964 607,672
                                                                ======== =======

  The weighted average interest rate on the Company's loan portfolio was 7.96% and 8.06% at June 30, 1997 and 1996, respectively.

  Certain mortgage loans aggregating $234.7 million and $216.3 million at June 30, 1997 and 1996, respectively, are collateral for FHLB advances.

  At June 30, 1997, the Association had loans with an outstanding balance of $9.4 million under two separate agreements with the City of Los Angeles to guarantee up to a total of $15 million of multifamily housing revenue bonds primarily for the acquisition and renovation of earthquake-stricken properties. In conjunction with these guarantees, standby letters of credit were issued by the Federal Home Loan Bank. Additionally, the principal balances of other loans sold with recourse totaled $1.5 million and $1.9 million at June 30, 1997 and 1996, respectively.

  At June 30, 1997 and 1996, the Association had accrued interest receivable on loans of $4.0 million, which is included in accrued interest receivable and other assets in the accompanying consolidated statements of financial condition.

  The Company serviced loans for investors totaling $227.9 million, $212.6 million and $204.7 million at June 30, 1997, 1996 and 1995, respectively.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  Activity in the allowance for loan losses is summarized as follows:

                                                               JUNE 30
                                                        -----------------------
                                                         1997     1996    1995
                                                        -------  ------  ------
                                                           (IN THOUSANDS)
   Accumulated through a charge to earnings:
     Balance at beginning of year...................... $ 6,542  10,614  13,458
     Provision for loan losses.........................   3,001   2,103     998
     Charge-offs, net..................................  (3,047) (6,175) (3,842)
                                                        -------  ------  ------
     Balance at end of year............................   6,496   6,542  10,614
                                                        -------  ------  ------
   Valuation allowance for portfolios acquired:
     Balance at beginning of year......................   1,291   1,494     202
     Purchases.........................................     --      294   1,308
     Charge-offs.......................................     --     (471)    --
     Reductions credited...............................     (15)    (26)    (16)
                                                        -------  ------  ------
     Balance at end of year............................   1,276   1,291   1,494
                                                        -------  ------  ------
       Total allowance for loan losses................. $ 7,772   7,833  12,108
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

 Credit Risk and Concentration

  At June 30, 1997 and 1996, the balances of nonaccrual loans totaled $8.5 million and $10.4 million, respectively, net of specific allowances of $1.5 million and $2.2 million. The Company's nonaccrual policy requires that loans be placed on nonaccrual status after being delinquent 60 days or earlier if warranted. There were no accruing loans contractually past due 60 days or more at June 30, 1997 and 1996.

  The gross amount of interest income on nonaccrual loans that would have been recorded during the years ended June 30, 1997, 1996 and 1995 if the nonaccrual loans had been current in accordance with their original terms was $782,000, $1,100,000 and $920,000, respectively. For the years ended June 30, 1997, 1996 and 1995, $469,000, $565,000 and $497,000, respectively, were actually earned on nonaccrual loans and are included in interest income on loans in the accompanying consolidated statements of earnings. Interest income earned on nonaccrual loans is generally recorded utilizing the cash-basis method of accounting.

  Substantially all of the Company's real estate loans are secured by properties located in Southern California.

 Impaired Loans


  At June 30, 1997 and 1996, the Company had a gross investment in impaired loans of $8.0 million and $8.6 million. During the year ended June 30, 1997 and 1996, the Company's average investment in impaired loans was $8.2 million and $11.8 million, respectively, and for the years then ended,

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES interest income on such loans totaled $704,000 and $611,000, respectively. Interest income on impaired loans which are performing is generally recorded utilizing the cash-basis method of accounting. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. Impaired loans totaling $4.3 million and $6.4 million were not performing in accordance with their contractual terms at June 30, 1997 and 1996 and have been included in nonaccrual loans at that date.

  Impaired loans at June 30, 1997 included $5.5 million of loans for which specific valuation allowances of $1.2 million had been established and $2.5 million of loans for which no specific valuation allowance was considered necessary. At June 30, 1996, the Company had $6.7 million of impaired loans for which specific valuation allowances of $1.6 million had been established and $1.9 million of such loans for which no specific valuation allowance was considered necessary. All such provisions for losses and any related recoveries are recorded as part of the total allowance for loan losses.

(4) MORTGAGE-BACKED SECURITIES

  Summarized below are the amortized cost and estimated fair values of mortgage-backed securities:

                                                     JUNE 30, 1997
                                         --------------------------------------
                                                     GROSS      GROSS
                                         AMORTIZED UNREALIZED UNREALIZED  FAIR
                                           COST      GAINS      LOSSES   VALUE
                                         --------- ---------- ---------- ------
                                                     (IN THOUSANDS)
   Held to maturity:
     GNMA, FNMA and FHLMC securities....  $48,557     129        --      48,686
     Issued by other financial
      institutions......................    4,501       2        --       4,503
     Collateralized mortgage
      obligations.......................   21,081     326        --      21,407
                                          -------     ---        ---     ------
       Total............................  $74,139     457        --      74,596
                                          =======     ===        ===     ======
                                                     JUNE 30, 1996
                                         --------------------------------------
                                                     GROSS      GROSS
                                         AMORTIZED UNREALIZED UNREALIZED  FAIR
                                           COST      GAINS      LOSSES   VALUE
                                         --------- ---------- ---------- ------
                                                     (IN THOUSANDS)
   Held to maturity:
     GNMA, FNMA and FHLMC securities....  $20,613      14        --      20,627
     Issued by other financial
      institutions......................    5,725      58        --       5,783
     Collateralized mortgage
      obligations.......................   14,837     314        --      15,151
                                          -------     ---        ---     ------
       Total............................  $41,175     386        --      41,561
                                          =======     ===        ===     ======

  The contractual principal maturities for mortgage-backed securities as of June 30, 1997, all held to maturity, are as follows:

                                         CONTRACTUAL PRINCIPAL MATURITY
                                 ----------------------------------------------
                                         MATURITY MATURITY   MATURITY  MATURITY
                                          WITHIN  1 YEAR TO 5 YEARS TO  AFTER
                                  TOTAL   1 YEAR   5 YEARS   10 YEARS  10 YEARS
                                 ------- -------- --------- ---------- --------
                                                 (IN THOUSANDS)
   GNMA, FNMA and FHLMC
    securities.................. $48,557   --        --         698     47,859
   Issued by other financial
    institutions................   4,501   --        --       1,533      2,968
   Collateralized mortgage
    obligations.................  21,081   326       --         --      20,755
                                 -------   ---       ---      -----     ------
     Total...................... $74,139   326       --       2,231     71,582
                                 =======   ===       ===      =====     ======

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The mortgage-backed securities included in the above table have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.

  In November 1995, the FASB issued a Special Report as an aid in understanding and implementing SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Special Report included guidance that allowed the Company to review the appropriateness of the classifications of all securities held. Any reclassifications would be accounted for at fair value in accordance with SFAS No. 115. In accordance with the Special Report, during the second quarter of 1996, the Company transferred a $1.8 million mortgage-backed security from the held to maturity portfolio to the available for sale portfolio. This mortgage-backed security was subsequently sold during 1996 with a realized gain of $41,000.

  There were no mortgage-backed securities sold during 1997 and 1995.

  The collateralized mortgage obligations held at June 30, 1997 and 1996 represented nonequity interests in mortgage pass-through certificates (Class A-1 Senior Certificates) and were of investment grade.

  The Company had accrued interest receivable on mortgage-backed securities of $382,000 and $232,000 at June 30, 1997 and 1996, respectively, which is included in accrued interest receivable and other assets in the accompanying consolidated statements of financial condition.

(5) REAL ESTATE HELD FOR SALE

  The following is a summary of real estate held for sale, net of valuation allowances:

                                                                    JUNE 30
                                                                  -------------
                                                                   1997   1996
                                                                  ------  -----
                                                                      (IN
                                                                   THOUSANDS)
      Acquired through foreclosure............................... $1,720  2,435
      Held for development.......................................    769    798
      Valuation allowances.......................................   (175)  (175)
                                                                  ------  -----
                                                                  $2,314  3,058
                                                                  ======  =====

  Changes in the valuation allowance on real estate held for sale are summarized as follows:

                                                                     JUNE 30
                                                                  --------------
                                                                  1997 1996 1995
                                                                  ---- ---- ----
                                                                  (IN THOUSANDS)
   Balance at beginning of year.................................. $175 175  115
   Provision for losses..........................................  --  --    60
                                                                  ---- ---  ---
   Balance at end of year........................................ $175 175  175
                                                                  ==== ===  ===

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The following table summarizes real estate operations, net:

                                                                    JUNE 30
                                                                 --------------
                                                                 1997 1996 1995
                                                                 ---- ---- ----
                                                                 (IN THOUSANDS)
   Net loss from operations:
     Real estate held for development........................... $  8  46    6
     Losses on sales and operations of foreclosed real estate
      owned.....................................................  276 358   51
                                                                 ---- ---  ---
                                                                  284 404   57
   Provision for losses.........................................  --  --    60
   Write-downs..................................................  491 252  529
                                                                 ---- ---  ---
       Real estate operations, net.............................. $775 656  646
                                                                 ==== ===  ===

(6) FEDERAL HOME LOAN BANK (FHLB) STOCK

  As a member of the FHLB System, the Association is required to own capital stock in the FHLB of San Francisco in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each year, or 5% of its outstanding borrowings from the FHLB of San Francisco. The Association was in compliance with this requirement with an investment in FHLB of San Francisco stock at June 30, 1997 and 1996 of $9.7 million and $8.2 million, respectively. FHLB stock is recorded at historical cost.

(7) OFFICE PREMISES AND EQUIPMENT

  The following is a summary of office premises and equipment, net:

                                                                     JUNE 30
                                                                  --------------
                                                                   1997    1996
                                                                  ------- ------
                                                                  (IN THOUSANDS)
   Land.......................................................... $   720    720
   Buildings and leasehold improvements..........................   6,282  5,796
   Furniture, fixtures and equipment.............................   4,718  4,496
                                                                  ------- ------
                                                                   11,720 11,012
   Less accumulated depreciation and amortization................   7,503  6,836
                                                                  ------- ------
                                                                  $ 4,217  4,176
                                                                  ======= ======

  The Company recorded depreciation and amortization expense on premises, equipment and leasehold improvements of $805,000, $675,000 and $681,000 during 1997, 1996 and 1995, respectively.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(8) DEPOSITS

  The following is a summary of deposits:

                                               JUNE 30, 1997     JUNE 30, 1996
                                             ----------------- -----------------
                                             WEIGHTED          WEIGHTED
                                             AVERAGE           AVERAGE
                                               RATE    AMOUNT    RATE    AMOUNT
                                             -------- -------- -------- --------
                                                   (DOLLARS IN THOUSANDS)
   Money market deposits....................   4.72%  $102,607   3.39%  $ 72,269
   Passbook deposits........................   2.02     17,762   1.99     18,235
   NOW and other demand deposits............   1.19     22,459   1.10     25,059
   Non-interest bearing demand deposits.....    --       8,939    --       7,399
   Certificates of deposit:
     3 months or less.......................   5.45     82,054   5.73    106,440
     Over 3 through 6 months................   5.51     98,861   5.59    106,576
     Over 6 through 12 months...............   5.74    120,324   5.48    109,616
     Over 12 months.........................   5.96    100,180   5.96     66,923
                                                      --------          --------
                                               5.11   $553,186   4.91   $512,517
                                               ====   ========   ====   ========

  The weighted average interest rates are based upon stated interest rates without giving consideration to daily compounding of interest or forfeiture of interest because of premature withdrawal.

  Certificates of deposit of $100,000 or more accounted for $78.3 million and $66.1 million of deposits at June 30, 1997 and 1996, respectively.

  At June 30, 1997 and 1996, the Company had accrued interest payable on deposits of $150,000 and $79,000, respectively, which is included in other liabilities in the accompanying consolidated statements of financial condition.


  Deposits at June 30, 1997 mature as follows (in thousands):

      Immediately withdrawable........................................ $151,767
      Year ending June 30:
        1998..........................................................  301,239
        1999..........................................................   53,225
        2000..........................................................   29,434
        2001..........................................................   10,130
        2002..........................................................    7,391
                                                                       --------
                                                                       $553,186
                                                                       ========

  Interest expense by type of deposit account is summarized in the following table for the periods indicated:

                                                            YEAR ENDED JUNE 30
                                                           ---------------------
                                                            1997    1996   1995
                                                           ------- ------ ------
                                                              (IN THOUSANDS)
   Money market deposits.................................. $ 3,498  3,000  1,794
   Passbook deposits......................................     355    418    500
   NOW and other demand deposits..........................     278    275    263
   Certificates of deposit................................  22,201 21,396 17,755
                                                           ------- ------ ------
                                                           $26,332 25,089 20,312
                                                           ======= ====== ======

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(9) FEDERAL HOME LOAN BANK ADVANCES

  Federal Home Loan Bank (FHLB) advances are summarized as follows:

                                                                JUNE 30
                                                           -----------------
                                                             1997     1996
                                                           -------- --------
                                                            (IN THOUSANDS)
   FHLB advances, due at various dates through 2003, with
    interest rates from 5.47% to 7.10% and a weighted
    average rate of 6.10% at June 30, 1997 and from 4.66%
    to 8.21% and a weighted average rate of 5.87% at June
    30, 1996.............................................  $157,700  135,300
                                                           ======== ========

  These advances are secured by the investment in stock of the FHLB and certain mortgage loans aggregating $234.7 million and $216.3 million at June 30, 1997 and 1996, respectively. At June 30, 1997, the amount of additional credit available from the FHLB was $75.3 million.

  The maturities of FHLB advances are as follows (in thousands):

            Year ending June 30:
              1998.............................. $ 76,200
              1999..............................   31,500
              2000..............................   18,700
              2001..............................   12,400
              2002 and thereafter...............   18,900
                                                 --------
                                                 $157,700
                                                 ========

(10) SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

  Securities sold under agreements to repurchase are summarized as follows:

                                                                    JUNE 30
                                                                  -----------
                                                                  1997  1996
                                                                  ---- ------
                                                                      (IN
                                                                  THOUSANDS)
   Balance at year-end, due in September 1996 with an interest
    rate of 5.57% at June 30, 1996                                $--     300
   Fair value....................................................  --     300
   Average amount outstanding during the year....................   72  8,283
   Maximum amount outstanding at any month-end...................  300 17,146
                                                                  ==== ======

  Securities sold under agreements to repurchase are secured by mortgage-backed securities and U.S. Government and Federal agency obligations with a carrying value of $1.5 million at June 30, 1996. The securities which are sold under agreements to repurchase do not remain under the control of the Company.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(11) INCOME TAXES

  Income taxes for the fiscal years ended June 30, 1997, 1996 and 1995 are comprised of the following:

                                                          FEDERAL STATE  TOTAL
                                                          ------- -----  -----
                                                            (IN THOUSANDS)
   Year ended June 30, 1997:
     Current............................................. $1,551   509   2,060
     Deferred............................................     74    69     143
                                                          ------  ----   -----
                                                          $1,625   578   2,203
                                                          ======  ====   =====
   Year ended June 30, 1996:
     Current............................................. $  961   205   1,166
     Deferred............................................    960   447   1,407
                                                          ------  ----   -----
                                                          $1,921   652   2,573
                                                          ======  ====   =====
   Year ended June 30, 1995:
     Current............................................. $  159  (298)   (139)
     Deferred............................................  1,067   339   1,406
                                                          ------  ----   -----
                                                          $1,226    41   1,267
                                                          ======  ====   =====

  A reconciliation from expected Federal income taxes to consolidated effective income taxes for the periods indicated follows. The statutory Federal income tax rate for all periods was 34.0%.

                                                          YEAR ENDED JUNE 30
                                                          --------------------
                                                           1997   1996   1995
                                                          ------  -----  -----
                                                            (IN THOUSANDS)
   Expected Federal income taxes......................... $1,708  2,088  1,220
   Increases (decreases) in computed tax resulting from:
     State taxes, net of Federal benefit.................    381    430     27
     Interest earned on tax-exempt securities............    (29)    (9)   (11)
     Fair value of ESOP shares over cost.................    138     88     41
     Other, net..........................................      5    (24)   (10)
                                                          ------  -----  -----
                                                          $2,203  2,573  1,267
                                                          ======  =====  =====

  On August 20, 1996, the President signed the Small Business Job Protection Act (the Act) into law. The Act repeals the reserve method of accounting for bad debts for savings institutions, effective for taxable years beginning after December 31, 1995. The Company, therefore, will be required to use the specific charge-off method on its 1996 and subsequent Federal income tax returns. Prior to 1996, savings institutions that met certain definitional tests and other conditions prescribed by the Internal Revenue Code were allowed to deduct, within limitations, a bad debt deduction. The deduction percentage was 8% for the years ended December 31, 1995 and 1994. Alternatively, a qualified savings institution could compute its bad debt deduction based upon actual loan loss experience (the Experience Method). The Company computed its bad debt deduction utilizing the Experience Method in the calendar years 1995 and 1994. The Association's tax bad debt reserve balance of approximately $10.9 million as of June 30, 1997, will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to stockholders in excess of the Association's current and accumulated earnings and profit, a redemption of shares or upon a partial or complete

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES liquidation of the Association. The Association does not intend to make distributions to stockholders that would result in recapture of any portion of its bad debt reserve. Since management intends to use the reserve only for the purpose for which it was intended, a deferred tax liability of approximately $3.7 million has not been recorded.

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1997 and 1996 are presented below:

                                                                 1997     1996
                                                                -------  ------
                                                                (IN THOUSANDS)
   Deferred tax assets:
     Loan valuation allowances................................. $ 2,321   2,105
     Subsidiaries..............................................     350     338
     State income taxes........................................     274     133
     Deferred compensation.....................................     712     593
     Amortization of core deposit..............................     382     201
     Gain on loan sales........................................     --       23
     Other.....................................................     --       85
                                                                -------  ------
       Total gross deferred tax assets.........................   4,039   3,478
                                                                -------  ------
   Deferred tax liabilities:
     Accrued interest income...................................    (959)   (834)
     Deferred loan fees........................................  (2,733) (2,456)
     FHLB stock dividends......................................  (1,504) (1,251)
     Accelerated tax depreciation..............................     (92)   (111)
     Unrelated gains on securities available for sale..........     (96)    --
     Other.....................................................     (68)    --
                                                                -------  ------
       Total gross deferred tax liabilities....................  (5,452) (4,652)
                                                                -------  ------
       Net deferred tax liability.............................. $(1,413) (1,174)
                                                                =======  ======

  Deferred tax assets are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or tax credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carryback, (2) future taxable income, exclusive of the reversal of existing temporary differences, that will result from the reversal of existing taxable temporary differences and (3) future taxable income generated by future operations. In addition, tax planning strategies may be available to accelerate taxable income or deductions, change the character of taxable income or deductions, or switch from tax-exempt to taxable investments so that there will be sufficient taxable income of an appropriate character and in the appropriate periods to allow for realization of the tax benefits. Management believes that the above-described deferred tax assets are more likely than not to be realized and, accordingly, has not established a valuation allowance for the years ended June 30, 1997 and 1996.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(12) REGULATORY CAPITAL

  The Association is required to maintain certain minimum levels of regulatory capital as set forth by the OTS in capital standards applicable to all thrifts. These capital standards include a core capital requirement, a tangible capital requirement and a risk-based capital requirement. The Association exceeds all capital requirements at June 30, 1997, as shown in the following table:

                                    TANGIBLE                       RISK-BASED
                                     CAPITAL      CORE CAPITAL       CAPITAL
                                 --------------- --------------- ---------------
                                 AMOUNT  PERCENT AMOUNT  PERCENT AMOUNT  PERCENT
                                 ------- ------- ------- ------- ------- -------
                                             (DOLLARS IN THOUSANDS)
Actual.......................... $57,903  7.34%  $57,903  7.34%  $64,120  12.64%
Required........................  11,829  1.50    23,658  3.00    40,574   8.00
                                 -------  ----   -------  ----   -------  -----
  Excess........................ $46,074  5.84%  $34,245  4.34%  $23,546   4.64%
                                 =======  ====   =======  ====   =======  =====

  The Federal Deposit Corporation Improvement Act of 1991 contains prompt corrective action (PCA) provisions pursuant to which banks and savings institutions are to be classified into one of five categories, based primarily upon capital adequacy, and which require specific supervisory actions as capital levels decrease. The OTS regulations implementing the PCA provisions define the five capital categories. The following table sets forth the definitions of the categories and the Association's ratios as of June 30, 1997:

                              TANGIBLE    TOTAL RISK- TIER 1 RISK-     TIER 1
       CAPITAL CATEGORY     CAPITAL RATIO BASED RATIO BASED RATIO  LEVERAGE RATIO
       ----------------     ------------- ----------- ------------ --------------
   Well-capitalized........      N/A            10%          6%            5%
   Adequately capitalized..      N/A             8%          4%            4%
   Undercapitalized........      N/A             8%          4%            4%
   Significantly
    undercapitalized.......      N/A             6%          3%            3%
   Critically
    undercapitalized.......        2%          N/A         N/A           N/A
   Association at June 30,
    1997...................     7.34%        12.64%      11.42%         7.34%
                                ====         =====       =====          ====

  The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from well-capitalized to adequately capitalized, or to subject an adequately capitalized or undercapitalized institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At June 30, 1997, the Association was a well-capitalized institution.

 Dividends

  Savings association subsidiaries of holding companies generally are required to provide their OTS District Director not less than 30 days' advance notice of any proposed declaration of a dividend on the association's stock. Under regulations adopted by the OTS, the insured institution's ability to declare and pay a dividend to its holding company is subject to certain limitations. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized associations. The Association is considered a well-capitalized institution for purposes of dividend declarations. No dividends were declared or paid by the Association in 1997 or 1996.

(13) RETIREMENT PLANS

 Defined Benefit Plan

  The Association maintains a noncontributory defined benefit pension plan (the Plan). Any employee becomes eligible to participate in the Plan upon attaining the age of 21 and completing one

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES year of service during which they have served a minimum of 1,000 hours. The benefits are based on years of service and the three consecutive years of employment during which the participant earned the highest compensation. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Effective December 31, 1993, the Plan was frozen for benefit service accrued. Benefits after December 31, 1993 may still increase due to increases in compensation.

  Plan assets, at fair value, are primarily comprised of government obligations and short-term investments.

  The following table sets forth the Plan's funded status and amounts recognized in the Association's consolidated statements of financial condition:

                                                                   JUNE 30
                                                                ---------------
                                                                 1997     1996
                                                                -------  ------
                                                                (IN THOUSANDS)
   Actuarial present value of benefit obligations:
     Vested benefit obligation................................  $(2,444) (2,342)
     Nonvested benefit obligation.............................      (47)   (107)
                                                                -------  ------
       Accumulated benefit obligations........................  $(2,491) (2,449)
                                                                =======  ======
   Projected benefit obligation for service rendered to date..  $(2,829) (2,941)
   Plan assets, at fair value.................................    2,703   2,824
                                                                -------  ------
       Excess of projected benefit obligation over Plan
        assets................................................     (126)   (117)
   Items not yet recognized in earnings:
     Unrecognized net loss from past experience different from
      that assumed and effects of changes in assumptions......      410     437
     Unrecognized prior service cost being recognized.........     (162)   (196)
     Unrecognized net transition asset at June 30, 1997 and
      1996 being amortized over approximately 15 years........       (8)     (8)
                                                                -------  ------
       Prepaid pension cost...................................  $   114     116
                                                                =======  ======

  Net pension cost includes the following components:

                                                                   JUNE 30
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
                                                               (IN THOUSANDS)
   Interest cost on projected benefit obligation.............. $   224      224
   Actual return on Plan assets...............................    (152)    (217)
   Net amortization and deferral..............................     (20)     (16)
                                                               -------  -------
     Net periodic pension cost................................ $    52       (9)
                                                               =======  =======

  The discount rate used in determining the actuarial present value of the benefit obligations was 7.50% and 7.75% as of June 30, 1997 and 1996, respectively. The rate used to determine the expected long-term rate of return on assets and the benefit obligations for the net pension cost was 7.00% and 7.50% at June 30, 1997 and 1996, respectively.

 Supplemental Executive Retirement Plan

  The Association has a supplemental executive defined benefit pension plan covering specified employees. The benefits are based on employee compensation and length of service and are offset by benefits provided by Social Security and the Company's other qualified retirement plans.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The following table sets forth the Plan's funded status and amounts recognized in the Association's consolidated statements of financial condition:

                                                                    JUNE 30
                                                                   -----------
                                                                   1997   1996
                                                                   -----  ----
                                                                      (IN
                                                                   THOUSANDS)
   Actuarial present value of benefit obligations:
     Vested benefit obligation.................................... $(258) (242)
     Nonvested benefit obligation.................................   (16)  (16)
                                                                   -----  ----
       Accumulated benefit obligations............................ $(274) (258)
                                                                   =====  ====
   Projected benefit obligation for service rendered to date...... $(491) (407)
   Plan assets, at fair value.....................................     -     -
                                                                   -----  ----
       Excess of projected benefit obligation over Plan assets....  (491) (407)
   Items not yet recognized in earnings:
     Unrecognized net gain from past experience different from
      that assumed and effects of changes in assumptions..........  (472) (502)
     Unrecognized prior service cost being recognized.............   352   399
                                                                   -----  ----
       Accrued pension cost....................................... $(611) (510)
                                                                   =====  ====

  Net pension cost includes the following components:

                                                                     JUNE 30
                                                                 ---------------
                                                                  1997    1996
                                                                 ------- -------
                                                                 (IN THOUSANDS)
   Service cost--benefits earned during the period.............. $    50     38
   Interest cost on projected benefit obligation................      32     38
   Net amortization and deferral................................      19     29
                                                                 ------- ------
     Net periodic pension cost.................................. $   101    105
                                                                 ======= ======

  The discount rate used in determining the actuarial present value of the benefit obligations was 7.50% and 7.75% as of June 30, 1997 and 1996, respectively.

 Employee Stock Ownership Plan (ESOP)

  In December 1993, an ESOP was established for all employees who are age 21 or older and have completed one year of service with the Association during which they have served a minimum of 1,000 hours. The ESOP is internally leveraged and borrowed $3.1 million from the Company to purchase 414,000 shares of the common stock of Quaker City Bancorp, Inc. issued in the conversion. The loan will be repaid principally from the Association's discretionary contributions to the ESOP over a period of 10 years. At June 30, 1997 and 1996, the outstanding balance on the loan was $1.9 million and $2.3 million, respectively. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after five years of credited service. Vesting will accelerate upon retirement, death or disability of the participant or in the event of a change in control of the Association or the Company. Forfeitures will be reallocated among remaining participating employees, in the same proportion as contributions. Benefits may be payable upon death, retirement, early retirement, disability or separation from service. Since the annual

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES contributions are discretionary, the benefits payable under the ESOP cannot be estimated. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the Company reports compensation expense equal to the fair value of the shares allocated, and the allocated shares are considered outstanding for the computation of earnings per share. The expense related to the ESOP totaled $715,000, $583,000 and $470,000 for the fiscal years ended June 30, 1997, 1996 and 1995, respectively. At June 30, 1997 and 1996, unearned compensation related to the ESOP approximated $1.9 million and $2.3 million, respectively, and is shown as a reduction of stockholders' equity in the accompanying consolidated statements of financial condition.

  The table below reflects ESOP activity for the periods indicated:

                                                               YEAR ENDED JUNE
                                                                     30
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
   Unallocated shares at beginning of period.................. 300,150  343,416
   Stock dividend.............................................  67,275      --
   Allocated.................................................. (43,987) (43,266)
                                                               -------  -------
   Unallocated shares at end of period........................ 323,438  300,150
                                                               =======  =======

  The fair value of unallocated ESOP shares totaled $5.7 million and $4.1 million at June 30, 1997 and 1996, respectively.

(14) INCENTIVE PLANS

 Recognition and Retention Plan (RRP)

  As part of the conversion, the Association adopted the RRP as a method of providing officers, employees and nonemployee directors of the Association with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Association. The Association contributed funds to the RRP to enable the trust to acquire, in the aggregate, 4% or 165,600 of the shares of common stock in the conversion. Under the RRP, awards are granted in the form of shares of common stock held by the RRP. These shares represent deferred compensation and have been accounted for as a reduction of stockholders' equity. Shares allocated vest over a period of three to five years commencing on January 1, 1995 and continuing on each anniversary date thereafter. Awards are automatically vested upon a change in control of the Company or the Association. In the event that before reaching normal retirement, an officer, employee or director terminates service with the Company or the Association, that person's nonvested awards are forfeited.

  The expense related to the RRP for the fiscal years ended June 30, 1997, 1996 and 1995 was approximately $221,000, $327,000 and $343,000, respectively.
At June 30, 1997 and 1996, unearned compensation related to the RRPs was approximately $172,000 and $393,000, respectively, and is shown as a reduction to stockholders' equity in the accompanying consolidated statements of financial condition.

  The table below reflects RRP activity for the periods indicated:

                                                               YEAR ENDED JUNE
                                                                     30
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
   Balance at beginning of period.............................  75,315  118,557
   Stock dividend.............................................   8,018      --
   Distributed................................................ (43,246) (43,242)
                                                               -------  -------
   Balance at end of period...................................  40,087   75,315
                                                               =======  =======

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

 Stock Option Plans

  In 1994, the stockholders of the Company ratified two stock option plans, the 1993 Incentive Stock Option Plan (the Stock Plan) and the 1993 Stock Option Plan for Outside Directors (the Directors' Plan). Both plans provide for the grant of options at an exercise price equal to the fair market value on the date of grant. The Stock Plan and the Directors' Plan are intended to promote stock ownership by directors and selected officers and employees of the Company to increase their proprietary interest in the success of the Company and to encourage them to remain in the employ of the Company or its subsidiaries. Awards granted under the Stock Plan may include incentive stock options, nonstatutory options and limited rights which are exercisable only upon a change in control of the Association or the Company. Awards under the Directors' Plan are nonstatutory options.

  At June 30, 1997, the Company had stock-based compensation plans for employees and nonemployee directors which are described below. The Company applies APB Opinion No. 25 and related interpretations for its plans, both of which are fixed stock option plans. Accordingly, the Company did not recognize compensation expense in connection with awards of stock options because the exercise price and the fair market price were the same at the dates of award.

  The Directors' Plan authorizes the granting of stock options for a total of 103,500 shares of common stock or 2.5% of the shares issued in the conversion. The Stock Plan authorizes the granting of stock options for a total of 310,500 shares of common stock or 7.5% of the shares issued in the conversion. All options granted under both plans in connection with the conversion were granted at an exercise price of $7.50 per share, which was the offering price of the common stock on the conversion date.

  All options granted under the Directors' Plan became exercisable January 1, 1995; options granted to a subsequently elected outside director will become exercisable on the first business day of January following that date on which such subsequent outside director is qualified and first begins to serve as a director, provided, however, that in the event of death, disability, retirement or upon a change in control of the Company or the Association, all options previously granted would automatically become exercisable. Each option granted under the Directors' Plan expires upon the earlier of ten years following the date of grant or one year following the date the optionee ceases to be a director.

  All options granted under the Stock Plan are exercisable in three equal annual installments commencing January 1, 1995 and continuing on each anniversary date thereafter. All options will be exercisable in the event of the optionee's death, disability, retirement or upon a change in control of the Company or the Association. Each option granted under the Stock Plan expires upon the earlier of ten years following the date of grant or three months following the date on which the employee ceases to perform services for the Association or the Company, except that in the event of death, disability, retirement or upon a change in control of the Company or the Association, options may be exercisable for up to one year thereafter or such longer period as determined by the Company.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The table below reflects option activity for the periods indicated:

                                                        YEAR ENDED JUNE 30
                                                      -------------------------
                                                       1997     1996     1995
                                                      -------  -------  -------
   Balance at beginning of period.................... 364,825  398,825  408,825
   Stock dividend....................................  71,988      --       --
   Exercised......................................... (76,875) (34,000) (10,000)
                                                      -------  -------  -------
   Balance at end of period.......................... 359,938  364,825  398,825
                                                      =======  =======  =======
   Options exercisable............................... 359,938  261,325  191,825
                                                      =======  =======  =======
   Remaining shares available for grant..............   6,468    5,175    5,175
                                                      =======  =======  =======

(15) COMMITMENTS AND CONTINGENCIES

  The Company leases certain premises and equipment on a long-term basis. Some of these leases require the Company to pay property taxes and insurance. Lease expense was approximately $430,000, $501,000 and $473,000 in 1997, 1996 and
1995, respectively. Annual minimum lease commitments attributable to long-term operating leases at June 30, 1997 were (in thousands):

   Year ending June 30:
    1998................................................................ $  354
    1999................................................................    334
    2000................................................................    317
    2001................................................................    300
    2002................................................................    247
    Thereafter through 2008.............................................    540
                                                                         ------
                                                                         $2,092
                                                                         ======

  At June 30, 1997 and 1996, the Company had approved commitments to originate loans of approximately $9.9 million and $26.7 million, respectively, substantially all of which were for adjustable rate one to four unit residential loans and multifamily residential loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company minimizes its exposure to loss under these commitments by requiring that customers meet certain conditions prior to disbursing funds. The amount of collateral, if any, is based on a credit evaluation of the borrower and generally involves residential real estate.

  At June 30, 1997 and 1996, the Company had $18.9 million and $9.2 million of approved undisbursed lines of credit, respectively.

  At June 30, 1997 and 1996, the Company had commitments to sell loans of $623,000 and $2.9 million, respectively, which are included in loans held for sale. There were commitments to purchase loans of $15.0 million and $292,000 at June 30, 1997 and 1996, respectively. The Company had no commitments to sell investment securities or mortgage-backed securities at June 30, 1997 and 1996. There were no commitments to purchase investment securities at June 30, 1997. There were commitments to purchase investment securities of $1.4 million at June 30, 1996.

  The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

(16) LOAN SERVICING AND SALE ACTIVITIES

  Loan servicing and sale activities are summarized as follows:

                                                   AT OR FOR THE YEAR ENDED
                                                           JUNE 30
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
  Statement of financial condition information--
   loans receivable held for sale................ $    623  $  2,890  $  1,666
                                                  ========  ========  ========
  Statement of operations information:
   Loan servicing fees........................... $    791  $    715  $    696
   Gain on sale of loans held for sale...........      356       175        86
                                                  ========  ========  ========
  Statement of cash flows information:
   Loans originated for sale..................... $(31,598) $(28,922) $(12,214)
   Sale of loans held for sale...................   33,870    27,662    10,321
                                                  ========  ========  ========

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

(17) PARENT COMPANY CONDENSED FINANCIAL INFORMATION

  This information should be read in conjunction with the other notes to the consolidated financial statements. The following are the condensed financial statements for Quaker City Bancorp, Inc. (parent company only) as of June 30, 1997 and 1996 and for the years ended June 30, 1997, 1996 and 1995:

                       STATEMENTS OF FINANCIAL CONDITION

                                                                    JUNE 30
                                                                ---------------
                                                                 1997    1996
                             ASSETS                             ------- -------
                                                                (IN THOUSANDS)
   Cash.......................................................  $   237 $   187
   Short-term investments.....................................    6,450   1,300
   Investment securities held to maturity.....................    5,000   8,395
   Investment securities available for sale...................    1,432     --
   Mortgage-backed securities held to maturity................      109     496
   Investment in subsidiaries.................................   60,611  57,609
   Other assets...............................................       28     109
                                                                ------- -------
                                                                $73,867 $68,096
                                                                ======= =======
              LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities--other liabilities.............................  $ 3,624 $   170
   Stockholders' equity.......................................   70,243  67,926
                                                                ------- -------
                                                                $73,867 $68,096
                                                                ======= =======

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                             STATEMENTS OF EARNINGS

                             YEAR ENDED JUNE 30
                            ----------------------
                             1997    1996    1995
                            ------  ------  ------
                               (IN THOUSANDS)
Interest income............ $  709     962     981
Interest expense...........    --      --      (71)
Other income...............     13      41      15
Other expense..............   (290)   (284)   (310)
Income taxes...............   (210)   (297)   (253)
                            ------  ------  ------
    Earnings before equity
     in earnings of
     subsidiaries..........    222     422     362
Equity in earnings of
 subsidiaries..............  2,598   3,147   1,959
                            ------  ------  ------
Net earnings............... $2,820  $3,569  $2,321
                            ======  ======  ======

                            STATEMENTS OF CASH FLOWS

                                                       YEAR ENDED JUNE 30
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings...................................... $ 2,820    3,569    2,321
  Adjustments to reconcile net earnings to cash
   provided by operating activities:
    Equity in earnings of subsidiaries..............  (2,598)  (3,147)  (1,959)
    Amortization....................................      (1)     192       53
    Decrease in other assets........................      81      111      396
    Increase (decrease) in other liabilities........   3,454      111      (67)
    Other...........................................     553      267      677
                                                     -------  -------  -------
      Total adjustments.............................   1,489   (2,466)    (900)
      Net cash provided by operating activities.....   4,309    1,103    1,421
                                                     -------  -------  -------
Cash flows from investing activities:
  Purchases of investment securities held to
   maturity.........................................     --   (11,998)  (1,879)
  Proceeds from maturity of investment securities
   held to maturity.................................   3,400    9,965    8,000
  Principal payments on MBS held to maturity........     383    5,190      522
  Purchases of investment securities available for
   sale.............................................  (1,199)  (2,400)  (5,580)
  Sale of investment securities available for sale..     --     2,550    5,900
                                                     -------  -------  -------
      Net cash provided by investing activities.....   2,584    3,307    6,963
                                                     -------  -------  -------
Cash flows from financing activities:
  Proceeds from other borrowings....................     --       --    20,118
  Repayment of other borrowings.....................     --       --   (27,137)
  Repurchase of stock...............................  (2,270)  (3,249)  (1,406)
  Proceeds from exercise of stock options...........     577      255       75
                                                     -------  -------  -------
      Net cash used by financing activities.........  (1,693)  (2,994)  (8,350)
                                                     -------  -------  -------
      Net increase in cash and cash equivalents.....   5,200    1,416       34
  Cash and cash equivalents, beginning of year......   1,487       71       37
                                                     -------  -------  -------
  Cash and cash equivalents, end of year............ $ 6,687    1,487       71
                                                     =======  =======  =======

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(18) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                             THREE MONTHS ENDED
                                --------------------------------------------
                                 JUNE
                                  30,   MARCH 31, DECEMBER 31, SEPTEMBER 30,
                                 1997     1997        1996         1996
                                ------- --------- ------------ ------------- ---
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income...............  $15,282  14,838      14,481       14,067
Interest expense..............    9,215   8,844       8,561        8,281
                                -------  ------      ------       ------
  Net interest income.........    6,067   5,994       5,920        5,786
Provision for loan losses.....      500     500         501        1,500
Other income..................      861     640         659          610
Other expense.................    3,786   3,794       3,887        7,046
                                -------  ------      ------       ------
  Earnings (loss) before
   income taxes (benefit).....    2,642   2,340       2,191       (2,150)
Income taxes (benefit)........    1,153   1,001         932         (883)
                                -------  ------      ------       ------
  Net earnings (loss).........  $ 1,489   1,339       1,259       (1,267)
                                =======  ======      ======       ======
Net earnings (loss) per share.  $   .32     .29         .26         (.28)
                                =======  ======      ======       ======

  The increase in other expense for the three months ended September 30, 1996, relative to the other quarters presented is due to the $3.1 million accrual for the SAIF special assessment.

  The increase in the provision for loan losses for the three months ended September 30, 1996, relative to the other quarters presented, is a result of management's decision to increase the general valuation allowance to keep pace with the growth in the loan portfolio and an increase in performing loans which demonstrated some weakness during the quarter.

                                            THREE MONTHS ENDED
                               --------------------------------------------
                                JUNE
                                 30,   MARCH 31, DECEMBER 31, SEPTEMBER 30,
                                1996     1996        1995         1995
                               ------- --------- ------------ ------------- ---
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income............... $13,816  13,325      13,114       12,391
Interest expense..............   7,958   7,805       7,849        7,539
                               -------  ------      ------       ------
  Net interest income.........   5,858   5,520       5,265        4,852
Provision for loan losses.....     802     600         500          201
Other income..................     733     666         591          499
Other expense.................   3,996   3,998       3,936        3,809
                               -------  ------      ------       ------
  Earnings before income
   taxes......................   1,793   1,588       1,420        1,341
Income taxes..................     763     655         589          566
                               -------  ------      ------       ------
  Net earnings................ $ 1,030     933         831          775
                               =======  ======      ======       ======
Net earnings per share........ $   .22     .19         .17          .16
                               =======  ======      ======       ======

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(19) FAIR VALUE OF FINANCIAL INSTRUMENTS

  Pursuant to the requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosure about Derivative Financial Instruments," the Company has included information about the fair values of the Company's financial instruments, whether or not such instruments are recognized in the accompanying consolidated statements of financial condition. In cases where quoted market prices are not available, fair values are estimated based upon discounted cash flows. Those techniques are significantly affected by the assumptions utilized, including the assumed discount rates and estimates of future cash flows. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale or other disposition of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. All components of cash and cash equivalents and accrued interest receivable and payable are presumed to have approximately equal book and fair values because the periods over which such amounts are realized are relatively short. As a result of the assumptions utilized, the aggregate fair value estimates presented herein do not necessarily represent the Company's aggregate underlying fair value.

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

  Fair value for nonperforming loans is based on management's evaluation of fair value as determined by specific borrower information and, if appropriate, the fair value of the underlying collateral.

  The fair values of deposits are estimated based upon the type of deposit product. Demand and money market deposits are presumed to have equal book and fair values. The estimated fair values of time deposits are determined by discounting the cash flows of segments of deposits having similar maturities and rates, utilizing a yield curve that approximated the rates offered as of the reporting date. No value has been estimated for the Company's long-term relationships with depositors (commonly known as the core deposit premium) since such intangible asset is not a financial instrument pursuant to the definitions contained in SFAS No. 107.

  The fair values of commitments to extend credit are based on rates for similar transactions as of the reporting date.

  The fair values of borrowings were estimated using current market rates of interest for similar borrowings.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The following table presents the carrying amounts and fair values of the Company's financial instruments at the dates indicated. See note 1 to the consolidated financial statements for a discussion of the accounting policies followed in determining fair value information:

                                                         JUNE 30
                                            ----------------------------------
                                                  1997              1996
                                            ----------------  ----------------
                                            CARRYING  FAIR    CARRYING  FAIR
                                             VALUE    VALUE    VALUE    VALUE
                                            -------- -------  -------- -------
   ASSETS:
   Cash and due from banks................. $ 7,067    7,067    2,184    2,184
   Interest-bearing deposits...............     336      336    4,984    4,984
   Federal funds sold and other short-term
    investments............................  12,950   12,950    6,400    6,400
   Investment securities...................  36,654   36,493   37,419   36,808
   Investment securities available for
    sale...................................   1,432    1,432      --       --
   Loans receivable, net................... 644,964  655,310  607,672  609,358
   Loans receivable held for sale..........     623      623    2,890    2,890
   Mortgage-backed securities..............  74,139   74,596   41,175   41,561
   Federal Home Loan Bank stock............   9,718    9,718    8,151    8,151

   LIABILITIES:
   Deposits................................ 553,186  551,296  512,517  513,460
   Federal Home Loan Bank advances......... 157,700  157,659  135,300  134,599
   Securities sold under agreements to
    repurchase.............................     --       --       300      300
   Off-balance sheet:
     Commitments to extend credit..........     --        89      --       293
     Commitments to purchase loans.........     --        94      --       --
     Unused lines of credit................     --       250      --       120
     Loans sold with recourse (including
      bond loans)..........................     --      (222)     --       (84)
                                            =======  =======  =======  =======

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Incorporated herein by this reference is the information set forth in the sections entitled "DIRECTORS AND EXECUTIVE OFFICERS--Directors" and "-- Executive Officers" and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE contained in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated herein by this reference is the information set forth in the sections entitled "COMPENSATION AND OTHER INFORMATION" and "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" contained in the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by this reference is the information set forth in the sections entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "SECURITY OWNERSHIP OF MANAGEMENT" contained in the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by this reference is the information set forth in the section entitled "RELATED PARTY TRANSACTIONS" contained in the 1997 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A)(1) FINANCIAL STATEMENTS

                                                                           PAGE
                                 DESCRIPTION                               NO.
                                 -----------                               ----
   Independent Auditors' Report...........................................  F-1

   Consolidated Statements of Financial Condition at June 30, 1997 and
    1996..................................................................  F-2

   Consolidated Statements of Earnings for Each of the Years in the Three-
    Year Period Ended June 30, 1997.......................................  F-3

   Consolidated Statements of Stockholders' Equity for Each of the Years
    in the Three-Year Period Ended June 30, 1997..........................  F-4

   Consolidated Statements of Cash Flows for Each of the Years in the
    Three-Year Period Ended June 30, 1997.................................  F-5

   Notes to Consolidated Financial Statements.............................  F-7

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

   10.5.1 Quaker City Federal Savings and Loan Association Three Year
          Employment Agreement Renewal and Extension Acknowledgment between
          Quaker City Federal Savings and Loan Association and J.L. Thomas dated June 23, 1995.*(2)

   10.5.2 Employment Agreements between Quaker City Bancorp, Inc. and Quaker
          City Federal Savings and Loan Association, respectively, and J.L.
          Thomas as of July 1, 1996.*(3)

   10.5.3 Quaker City Federal Savings and Loan Association Three Year
          Employment Agreement Renewal and Extension Acknowledgment between
          Quaker City Federal Savings and Loan Association and J.L. Thomas dated July 1, 1997.*

   10.6   Employment Agreements between Quaker City Bancorp, Inc. and Quaker
          City Federal Savings and Loan Association, respectively, and
          Frederic R. (Rick) McGill as of January 1, 1994 and as amended to
          September 27, 1994, respectively.*(1)

   10.6.1 Quaker City Federal Savings and Loan Association Two Year Employment
          Agreement Renewal and Extension Acknowledgment between Quaker City
          Federal Savings and Loan Association and Frederic R. (Rick) McGill dated June 23, 1995.*(2)

   10.6.2 Employment Agreements between Quaker City Bancorp, Inc. and Quaker
          City Federal Savings and Loan Association, respectively, and
          Frederic R. (Rick) McGill as of July 1, 1996.*(3)

 EXHIBIT
  NUMBER                               DESCRIPTION
 -------                               -----------
  10.6.3  Quaker City Federal Savings and Loan Association Three Year
          Employment Agreement Renewal and Extension Acknowledgment between
          Quaker City Federal Savings and Loan Association and Frederic R.
          McGill dated July 1, 1997.*

  10.7    Change-in-Control Agreements between Quaker City Bancorp, Inc. and
          Quaker City Federal Savings and Loan Association, respectively, and
          Dwight L. Wilson as of January 1, 1994 and as amended to September 27,
          1994, respectively.*(1)

  10.7.1  Quaker City Federal Savings and Loan Association Change in Control
          Agreement Renewal and Extension Acknowledgment between Quaker City
          Federal Savings and Loan Association and Dwight L. Wilson dated
          September 7, 1995.*(2)

  10.7.2  Quaker City Federal Savings and Loan Association Change in Control
          Agreement Renewal and Extension Acknowledgment between Quaker City
          Federal Savings and Loan Association and Dwight L. Wilson dated
          July 1, 1996.*(3)

  10.7.3  Quaker City Federal Savings and Loan Association Change in Control
          Agreement Renewal and Extension Acknowledgment between Quaker City
          Federal Savings and Loan Association and Dwight L. Wilson dated July
          1, 1997.*

  10.8    Change-in-Control Agreements between Quaker City Bancorp, Inc. and
          Quaker City Federal Savings and Loan Association, respectively, and
          Harold L. Rams as of January 1, 1994 and as amended to September 27,
          1994, respectively.*(1)

  10.8.1  Quaker City Federal Savings and Loan Association Change in Control
          Agreement Renewal and Extension Acknowledgment between Quaker City
          Federal Savings and Loan Association and Harold Rams dated July 1,
          1995.*(2)

  10.8.2  Quaker City Federal Savings and Loan Association Change in Control
          Agreement Renewal and Extension Acknowledgment between Quaker City
          Federal Savings and Loan Association and Harold Rams dated July 1,
          1996.*(3)

  10.8.3  Quaker City Federal Savings and Loan Association Change in Control
          Agreement Renewal and Extension Acknowledgment between Quaker City
          Federal Savings and Loan Association and Harold Rams dated July 1,
          1997.*

  10.9    Change-in-Control Agreements between Quaker City Bancorp, Inc. and
          Quaker City Federal Savings and Loan Association, respectively, and
          Kathryn M. Hennigan as of January 1, 1994 and as amended to September
          27, 1994, respectively.*(1)

  10.9.1  Quaker City Federal Savings and Loan Association Change in Control
          Agreement Renewal and Extension Acknowledgment between Quaker City
          Federal Savings and Loan Association and Kathryn M. Hennigan dated
          July 1, 1995.*(2)

  10.9.2  Quaker City Federal Savings and Loan Association Change in Control
          Agreement Renewal and Extension Acknowledgment between Quaker City
          Federal Savings and Loan Association and Kathryn M. Hennigan dated
          July 1, 1996.*(3)

  10.9.3  Quaker City Federal Savings and Loan Association Change in Control
          Agreement Renewal and Extension Acknowledgment between Quaker City
          Federal Savings and Loan Association and Kathryn M. Hennigan dated
          July 1, 1997.*

  10.10   Change-in-Control Agreements between Quaker City Bancorp, Inc. and
          Quaker City Federal Savings and Loan Association, respectively, and
          Karen A. Tannheimer as of January 1, 1994 and as amended to September
          27, 1994, respectively.*(1)

  10.10.1 Quaker City Federal Savings and Loan Association Change in Control
          Agreement Renewal and Extension Acknowledgment between Quaker City
          Federal Savings and Loan Association and Karen A. Tannheimer dated
          June 23, 1995.*(2)

  EXHIBIT
  NUMBER                                DESCRIPTION
  -------                               -----------
  10.10.2  Quaker City Federal Savings and Loan Association Change in Control
           Agreement Renewal and Extension Acknowledgment between Quaker City
           Federal Savings and Loan Association and Karen A. Tannheimer dated
           July 1, 1996.*(3)

  10.10.3  Quaker City Federal Savings and Loan Association Change in Control
           Agreement Renewal and Extension Acknowledgment between Quaker City
           Federal Savings and Loan Association and Karen A. Tannheimer dated
           July 1, 1997.*

  10.11    Change-in-Control Agreements between Quaker City Bancorp, Inc. and
           Quaker City Federal Savings and Loan Association, respectively, and
           Robert C. Teeling as of January 1, 1994 and as amended to September
           27, 1994, respectively.*(1)

  10.11.1  Quaker City Federal Savings and Loan Association Change in Control
           Agreement Renewal and Extension Acknowledgment between Quaker City
           Federal Savings and Loan Association and Robert C. Teeling dated
           July 1, 1995.*(2)

  10.11.2  Quaker City Federal Savings and Loan Association Change in Control
           Agreement Renewal and Extension Acknowledgment between Quaker City
           Federal Savings and Loan Association and Robert C. Teeling dated
           July 1, 1996.*(3)

  10.11.3  Quaker City Federal Savings and Loan Association Change in Control
           Agreement Renewal and Extension Acknowledgment between Quaker City
           Federal Savings and Loan Association and Robert C. Teeling dated
           July 1, 1997.*

  10.12    The Quaker City Federal Savings and Loan Association Supplemental
           Executive Retirement Plan.*(1)

  10.13    Quaker City Federal Savings Association Employee Stock Ownership
           Trust Loan and Security Agreement between California Central Trust
           Bank, as trustee (the "Trustee") and Quaker City Bancorp, Inc. dated as of December 30, 1993 and related Promissory Note and Security
           Agreement Re Instruments or Negotiable Documents to be Deposited of the Trustee dated December 30, 1993.*(1)

  10.14    Quaker City Bancorp, Inc. 1997 Stock Incentive Plan.*

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

(3) Incorporated by reference to the corresponding exhibit to the Registrant's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1996.

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

                                          QUAKER CITY BANCORP, INC.,
                                          a Delaware corporation


                                          By:  /s/ Frederic R. (Rick) McGill
                                            ___________________________________
                                                 Frederic R. (Rick) McGill
                                              President and Chief Executive
                                                         Officer

DATE: September 23, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                       TITLE                   DATE
             ---------                       -----                   ----
    /s/      J. L. Thomas                Chairman of the Board     September 23, 1997
 --------------------------------------
              J. L. Thomas


 /s/    Frederic R. (Rick) McGill        Director, President and   September 23, 1997
 --------------------------------------  Chief Executive Officer
       Frederic R. (Rick) McGill         (Principal Executive
                                                Officer)


 /s/     Dwight L. Wilson                Senior Vice President,    September 23, 1997
 --------------------------------------     Treasurer and
            Dwight L. Wilson             Chief Financial Officer
                                          (Principal Financial
                                                Officer)
                                         (Principal Accounting
                                                Officer)


 /s/      David T. Cannon                      Director            September 23, 1997
 --------------------------------------
            David T. Cannon


 /s/     Wayne L. Harvey                       Director            September 23, 1997
 --------------------------------------
            Wayne L. Harvey


 /s/      Edward L. Miller                     Director            September 23, 1997
 --------------------------------------
            Edward L. Miller


 /s/     David K. Leichtfuss                   Director            September 23, 1997
 --------------------------------------
          David K. Leichtfuss


 /s/     Alfred J. Gobar                       Director            September 23, 1997
 --------------------------------------
            Alfred J. Gobar