Form 10-Q
period 1997-09-30
QUAKER CITY BANCORP INC
filed 1997-11-13
CIK 912465

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997
                                    ------------------

                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________

                        Commission file number: 0-22528


                           QUAKER CITY BANCORP, INC.
          ------------------------------------------------------------
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


                        YES [X]      NO [_]

Number of shares outstanding of the registrant's sole class of common stock at November 14, 1997: 4,673,094

                           QUAKER CITY BANCORP, INC.
                                     INDEX


PART  I.                               FINANCIAL INFORMATION

Item  1.  Financial Statements

          Consolidated Statements of Financial Condition (unaudited) as of
          September 30, 1997 and June 30, 1997.........................................  3

          Consolidated Statements of Operations (unaudited) for the Three Months
          Ended September 30, 1997 and 1996............................................  4

          Consolidated Statements of Cash Flows (unaudited) for the Three Months
          Ended September 30, 1997 and 1996............................................  5

          Notes to Consolidated Financial Statements...................................  7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations................................................................  8

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K............................................. 16

                           Quaker City Bancorp, Inc.
                 Consolidated Statements of Financial Condition
                                   UNAUDITED
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            SEPTEMBER 30,    JUNE 30,
                                                                                1997           1997
                                                                                ----           ----

ASSETS
 Cash and due from banks....................................................    $  6,640     $  7,067
Interest-bearing deposits...................................................         239          336
Federal funds sold and other short-term investments.........................      12,150       12,950
Investment securities held to maturity......................................      33,529       36,654
Investment securities available for sale, at fair value.....................       1,832        1,432
Loans receivable, net.......................................................     659,800      644,964
Loans receivable held for sale..............................................         726          623
Mortgage-backed securities held to maturity.................................      99,399       74,139
Mortgage-backed securities available for sale, at fair value................       8,237           --
Real estate held for sale...................................................       3,520        2,314
Federal Home Loan Bank stock, at cost.......................................      10,291        9,718
Office premises and equipment, net..........................................       4,171        4,217
Accrued interest receivable and other assets................................       6,490        6,988
                                                                                --------     --------

 Total assets...............................................................    $847,024     $801,402
                                                                                ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits...................................................................    $562,677     $553,186
Federal Home Loan Bank advances.............................................     188,600      157,700
Deferred tax liability......................................................       1,579        1,413
 Accounts payable and accrued expenses......................................       4,156        3,543
Other liabilities...........................................................      18,378       15,317
                                                                                --------     --------

 Total liabilities..........................................................     775,390      731,159

 Stockholders' equity:
Common stock, $.01 par value.  Authorized 10,000,000 shares; issued and outstanding 4,673,094 shares and 4,703,102 at September 30, 1997
 and June 30, 1997, respectively............................................          47           47
 Additional paid-in capital.................................................      44,058       44,051
Unrealized gain on securities available for sale............................         370          136
 Retained earnings, substantially restricted................................      29,166       28,122
Deferred compensation.......................................................      (2,007)      (2,113)
                                                                                --------     --------

 Total stockholders' equity.................................................      71,634       70,243
                                                                                --------     --------

 Total liabilities and stockholders' equity.................................    $847,024     $801,402
                                                                                ========     ========


          See accompanying notes to consolidated financial statements.

                           QUAKER CITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                                 1997         1996
                                                                                 ----         ----

Interest income:
   Loans receivable.......................................................    $   13,318   $   12,431
   Mortgage-backed securities.............................................         1,508          750
   Investment securities..................................................           568          670
   Other..................................................................           333          216
                                                                              ----------   ----------
       Total interest income..............................................        15,727       14,067
                                                                              ----------   ----------

Interest expense:
   Deposits...............................................................         7,124        6,408
   Federal Home Loan Bank advances and other borrowings...................         2,544        1,873
                                                                              ----------   ----------
       Total interest expense.............................................         9,668        8,281

  Net interest income before provision for loan losses....................         6,059        5,786

Provision for loan losses.................................................           250        1,500
                                                                              ----------   ----------

  Net interest income after provision for loan losses.....................         5,809        4,286
                                                                              ----------   ----------

Other income:
   Loan servicing charges and other fees..................................           485          411
   Gain on sale of loans held for sale....................................            30           53
   Commissions............................................................           174          140
   Other..................................................................             2            6
                                                                              ----------   ----------
       Total other income.................................................           691          610
                                                                              ----------   ----------

Other expense:
   Compensation and employee benefits.....................................         2,043        1,928
   Occupancy, net.........................................................           483          472
   Federal deposit insurance premiums.....................................           126          326
   Data processing........................................................           169          168
   Other general and administrative expense...............................           728          694
                                                                              ----------   ----------
       Total general and administrative expense...........................         3,549        3,588
   Savings Association Insurance Fund special assessment..................            --        3,100
   Real estate operations, net............................................           159          282
   Amortization of core deposit intangible................................            35           76
                                                                              ----------   ----------
       Total other expense................................................         3,743        7,046
                                                                              ----------   ----------

    Earnings (loss) before income taxes...................................         2,757       (2,150)

Income taxes (benefit)....................................................         1,227         (883)
                                                                              ----------   ----------

   Net earnings (loss)....................................................    $    1,530      ($1,267)
                                                                              ==========   ==========
   Net earnings (loss) per share..........................................         $0.33       ($0.28)
   Weighted average shares outstanding....................................     4,670,212    4,545,826

          See accompanying notes to consolidated financial statements.

                           QUAKER CITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                                                                  THREE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                  1997         1996
                                                                                                  ----         ----

Cash flows from operating activities:
    Net earnings (loss)......................................................................    $  1,530     ($1,267)
                                                                                                 --------    --------
    Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
        Depreciation and amortization........................................................          75         (16)
        Provision for loan losses............................................................         250       1,500
        Write-downs and provision for losses on real estate held for sale....................          32         120
        Gain (loss) on sale of real estate held for sale.....................................         (27)          2
        Gain on sale of loans held for sale..................................................         (30)        (53)
        Loans originated for sale............................................................      (3,570)     (4,572)
        Proceeds from sale of loans held for sale............................................       3,460       5,988
        Federal Home Loan Bank (FHLB) stock dividend received................................        (148)         --
        (Increase) decrease in accrued interest receivable and other assets..................         463         (83)
        Increase in other liabilities........................................................       3,061         833
        Increase in accounts payable and accrued expenses....................................         613       3,621
        Other................................................................................        (453)       (524)
                                                                                                 --------    --------
            Total adjustments................................................................       3,726       6,816
                                                                                                 --------    --------
            Net cash provided by operating activities........................................       5,256       5,549
                                                                                                 --------    --------

Cash flows from investing activities:
    Loans originated for investment..........................................................     (14,057)    (24,139)
    Loans purchased for investment...........................................................     (18,153)     (3,549)
    Principal repayments on loans............................................................      16,700      11,901
    Purchases of investment securities held to maturity......................................          --      (2,999)
    Maturities and principal repayments of investment securities held to maturity............       3,128       2,185
    Purchases of mortgage-backed securities available for sale...............................      (8,237)         --
    Purchases of mortgage-backed securities held to maturity.................................     (28,478)     (1,349)
    Principal repayments on mortgage-backed securities held to maturity......................       3,188       1,391
    Proceeds from sale of real estate held for sale..........................................         192       1,679
    Purchase of FHLB stock...................................................................        (425)       (105)
    Investment in office premises and equipment..............................................        (163)       (171)
                                                                                                 --------    --------
            Net cash used by investing activities............................................     (46,305)    (15,156)
                                                                                                 --------    --------

Cash flows from financing activities:
    Increase in deposits.....................................................................       9,491       5,817
    Repayments of securities sold under agreements to repurchase.............................          --        (300)
    Proceeds from funding of FHLB advances...................................................     115,800      74,200
    Repayments of FHLB advances..............................................................     (84,900)    (70,000)
    Stock options exercised..................................................................          21         150
    Repurchase of stock......................................................................        (687)       (517)
                                                                                                 --------    --------
            Net cash provided by financing activities........................................      39,725       9,350
                                                                                                 --------    --------
            Decrease in cash and cash equivalents............................................      (1,324)       (257)

Cash and cash equivalents at beginning of period.............................................      20,353      13,568
                                                                                                 --------    --------

Cash and cash equivalents at end of period...................................................    $ 19,029    $ 13,311
                                                                                                 ========    ========

                           Quaker City Bancorp, Inc.
                     Consolidated Statements of Cash Flows
                                  (continued)
                                   UNAUDITED
                                (IN THOUSANDS)

                                                                                    THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                       1997     1996
                                                                                       ----     ----

Supplemental disclosures of cash flow information:
 Interest paid (including interest credited)......................................   $9,336   $8,261
 Cash paid for income taxes.......................................................    2,025      418
                                                                                     ======   ======
Supplemental schedule of noncash investing and financing activities:
 Additions to loans resulting from the sale of real estate acquired
  through foreclosure.............................................................   $   43   $  219
 Additions to real estate acquired through foreclosure............................    1,394    2,272
   Net change in unrealized gain on securities available for sale, net of taxes...      234       --
                                                                                     ======   ======

          See accompanying notes to consolidated financial statements.

QUAKER CITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated statement of financial condition as of September 30, 1997, the related consolidated statements of operations for the three months ended September 30, 1997 and 1996 and the related consolidated statements of cash flows for the three months ended September 30, 1997 and 1996 are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial condition of Quaker City Bancorp, Inc. (the "Company") as of September 30, 1997 and its results of operations for the three months ended September 30, 1997 and 1996 and cash flows for the three months ended September 30, 1997 and 1996. The results of operations for the unaudited periods are not necessarily indicative of the results of operations to be expected for the entire year of fiscal 1998.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 1997.

2. Earnings per share are based on the weighted average number of shares outstanding and common stock equivalents, when dilutive, during the period.

QUAKER CITY BANCORP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Quaker City Bancorp, Inc. (the "Company"), incorporated in Delaware, is primarily engaged in the savings and loan business through its wholly owned subsidiary, Quaker City Federal Savings and Loan Association (the Association). At September 30, 1997, the Association operated eight retail banking offices in Southern California. The Association is subject to significant competition from other financial institutions, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

The Company is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds primarily in loans secured by one-to-four family residential mortgages and multifamily mortgages.

Two new retail banking branches are scheduled to be opened during fiscal 1998 in Orange County, increasing the total number of branches to ten. The Company will utilize these branches to expand its operating area and increase its retail deposit base in order to fund the Company's plans for continued asset growth.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Total stockholders' equity for the Company was $71.6 million at September 30, 1997, compared to $70.2 million at June 30, 1997. Consolidated assets totaled $847.0 million at September 30, 1997, an increase of $45.6 million compared to June 30, 1997. All historical earnings per share data herein reflect a 25% common stock dividend paid to shareholders on May 30, 1997.

In the first quarter of fiscal 1997, the Office of Thrift Supervision approved an additional stock repurchase of 236,000 shares, which is approximately 5% of outstanding shares. To date, 152,250 shares of stock have been repurchased as allowable under this latest approval. Included in the 152,250 shares are 33,500 shares that were repurchased during the quarter ended September 30, 1997.

Total loans receivable amounted to $660.5 million at September 30, 1997, compared to $645.6 million at June 30, 1997. Loan originations and purchases totaled $35.8 million for the quarter ended September 30, 1997, compared to $32.3 million for the quarter ended September 30, 1996.

For the quarter ended September 30, 1997 loan originations and purchases were comprised of $25.6 million of one-to-four family residential loans, $9.0 million of multifamily loans and $1.2 of commercial and industrial loans. This compares to $9.6 million of one-to-four family residential loans and $22.7 million of multifamily loans for the quarter ended September 30, 1996. No commercial or industrial loans were originated or purchased for the quarter ended September 30, 1996. One-to-four family loan originations and purchases increased from the prior year primarily as a result of an increase in loans purchased. Multifamily originations decreased over comparable periods last year due to an increase in the number of financial institutions competing for loans on multifamily properties. At present, the Company expects to continue its focus on multifamily lending during the current fiscal year.

Mortgage-backed securities held to maturity amounted to $99.4 million at September 30, 1997, compared to $74.1 million at June 30, 1997. Mortgage-backed securities available for sale amounted to $8.2 million at September 30, 1997, compared to none at June 30, 1997. The Company increased earning assets during the first three months of the fiscal year by purchasing mortgage-backed securities consistent with its current business strategy. For the three months ended September 30, 1997 the Company purchased $28.5 million in mortgage-backed securities held to maturity, compared to $1.3 million for the same period in the previous year. Purchases of mortgage-backed securities available for sale amounted to $8.2 million at September 30, 1997, compared to none at June 30, 1997. The purchase of mortgage-backed securities were funded primarily with Federal Home Loan Bank advances.

The primary sources of liquidity for the Company include principal repayments on loans and mortgage-backed securities, proceeds from sales of loans held for sale, other cash flows generated from operations and proceeds from increases in customer deposits and Federal Home Loan Bank advances.

Proceeds from loan sales amounted to $3.5 million for the quarter ended September 30, 1997 as compared to $6.0 million for the quarter ended September 30, 1996. At present, the Company's policy is to sell all 30 and 15 year fixed rate loans as well as certain one-to-four family adjustable and multifamily loans originated that meet predefined criteria. Loans serviced for others increased to $223.8 million at September 30, 1997, from $212.1 million at September 30, 1996.

Principal repayments on loans were $16.7 million and $11.9 million for the three months ended September 30, 1997 and 1996, respectively.

Savings and loan associations must, by regulation, maintain liquidity of a monthly average of 5% of deposits and short-term borrowings. The Association's average liquidity ratio for the quarters ended September 30, 1997 and 1996 was 5.16% and 5.21%, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996  The Company
----------------------------------------------------------------
recorded net earnings of $1.5 million, $0.33 per share, for the quarter ended September 30, 1997. This compares to a net loss of $1.3 million, $0.28 per share, for the same period in fiscal 1996. The change in net earnings is attributable to the one-time SAIF special assessment of $3.1 million accrued in the first quarter and paid in the second quarter of fiscal 1997, as well as a decline in the provision for loan losses. Without the one-time special assessment, the Company's net earnings for the same period last year would have been $548,000, $0.11 per share.

INTEREST INCOME  Interest income amounted to $15.7 million for the quarter ended
---------------
September 30, 1997 as compared to $14.1 million for the quarter ended September 30, 1996. The increase in interest income is a result of a larger earning asset base for the respective period compared to the same period in the previous year.

INTEREST EXPENSE  Interest expense for the quarter ended September 30, 1997 was
----------------
$9.7 million, compared to $8.3 million for the same quarter in the previous year. The increase in interest expense is a result of an increase in the average balance of interest-bearing liabilities as well as an increase in the cost of interest-bearing liabilities.

NET INTEREST INCOME  The net interest margin for the quarter ended September 30,
-------------------
1997 was 3.06%, a 20 basis point decrease from the same period last year. The decline in the net interest margin is primarily a result of the increase in the cost of interest-bearing liabilities. Net interest income before provision for loan losses for the quarter ended September 30, 1997 amounted to $6.1 million compared to $5.8 million for the same period last year. This increase is primarily a result of the increase in interest-earning assets relative to interest-bearing liabilities.

The following table displays average interest rates on the Company's interest-earning assets and interest-bearing liabilities:

                                          SEPTEMBER 30,    SEPTEMBER 30,
                                              1997             1996
                                              ----             ----
                                              Three            Three
                                              Month            Month
                                             Average          Average
                                             -------          -------
Yield on interest-earning assets............   7.93%            7.93%

Cost of interest-bearing liabilities........   5.38%            5.16%
                                               ----             ----
Interest rate spread (1)....................   2.55%            2.77%
                                               ====             ====
Net interest margin (2).....................   3.06%            3.26%
                                               ====             ====

(1) The interest rate spread represents the difference between the weighted-average rate on interest-earning assets and the weighted average rate on interest-bearing liabilities.

(2) The net interest margin represents net interest income as a percentage of average interest-earning assets.

PROVISION FOR LOAN LOSSES  The provision for loan losses was $250,000 for the
-------------------------
three months ended September 30, 1997, compared to $1.5 million for the same period last year. The reduction in the provision is a result of the decline in nonperforming loans from $10.3 million at September 30, 1996 to $8.5 million at September 30, 1997. Additionally, during the first quarter of 1996 there was an increase in performing loans which demonstrated some weakness. The allowance for loan losses is maintained at an amount management considers adequate to cover losses on loans receivable which are deemed probable and estimable and is based on management's evaluation of the risks inherent in its loan portfolio and the general economy. A number of factors are considered, including asset classifications, estimated collateral values, local economic conditions, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Association's underwriting policies.

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

The following is a summary of the activity in the allowance for loan losses and the allowance for losses on real estate acquired through foreclosure (REO):



                                                                  AT OR FOR THE
                                                                THREE MONTHS ENDED
                                                          SEPTEMBER 30,      SEPTEMBER 30,
                                                             1997                1996
                                                             ----                ----
                                                                  (IN THOUSANDS)

Accumulated through a charge to earnings:
   Balance at beginning of period..........................   $6,496          $ 6,542
   Provision for loan losses...............................      250            1,500
   Charge-offs, net........................................     (332)          (1,118)
                                                              ------          -------
   Balance at end of period................................    6,414            6,924
Valuation allowance for portfolios acquired:
   Balance at beginning of period..........................    1,276            1,291
   Purchases...............................................       --               --
   Reductions credited.....................................       (4)              (3)
                                                              ------          -------
   Balance at end of period................................    1,272            1,288
                                                              ------          -------
      Total allowance for loan losses(1)...................   $7,686          $ 8,212
                                                              ======          =======

Allowance for REO losses:
   Balance at beginning of period..........................   $  175          $   175
   Additions charged to operations.........................       --               --
                                                              ------          -------
   Balance at end of period................................   $  175          $   175
                                                              ======          =======

OTHER INCOME   Other income for the three months ended September 30, 1997 was
------------
$691,000 compared to $610,000 for the same period last year. The increase in other income for the three months ended September 30, 1997 was a result of an increase in commissions on the sale of non-insured financial products in addition to an increase in loan servicing charges and other fees.

OTHER EXPENSE   Other expense for the three months ended September 30, 1997 was
-------------
$3.5 million, compared to $3.6 million the same period last year. The decline in other expense for the three months ended September 30, 1997 was primarily a result of reduction in deposit insurance from 23 basis points to 6.45 basis points effective January 1, 1997 offset by an increase in compensation and employee benefits expense.

Compensation and employee benefits expense increased $115,000 or 5.96% for the quarter ended September 30, 1997 as compared to the same quarter last year.
This increase in compensation and employee benefits expense is due to an increase in expense related to the Company's Employee Stock Ownership Plan
(ESOP) established in 1993. When shares of stock are released from an ESOP, the sponsoring company recognizes employee benefit expense for accounting purposes. Companies that established an ESOP after 1992, like the Company, are required to account for such expense at the fair value at the time of release of the Company stock to employee participants, not the original cost, of the shares released. Accordingly, as the fair value of the Company's stock has increased during the past few quarters, ESOP expense has correspondingly increased. The expense related to the ESOP was $265,000 and $146,000 for the quarters ended September 30, 1997 and 1996, respectively, with virtually all of the increase resulting from the required fair value treatment of ESOP expense described above.

INCOME TAXES   The effective tax rates were 44.5% and 41.1% for the quarter
------------
ended September 30, 1997 and 1996, respectively, and were comparable to the applicable statutory rates in effect.

ASSET QUALITY

The following table sets forth information regarding nonaccrual loans, troubled debt restructured loans and real estate acquired through foreclosure at the dates indicated:

                                                                                   AT               AT             AT
                                                                               SEPTEMBER 30,      JUNE 30,     SEPTEMBER 30,
                                                                                   1997            1997            1996
                                                                                   ----            ----            ----
                                                                                           (DOLLARS IN THOUSANDS)

Nonaccrual loans (1):
  Real estate loans:
        One-to-four family...................................................     $ 2,827        $ 3,226       $ 2,595
        Multifamily..........................................................       2,363          2,387         3,528
        Commercial and land..................................................       3,077          2,926         3,795
  Other......................................................................          50             --           101
                                                                                  -------        -------       -------
        Total nonaccrual loans (1)...........................................       8,317          8,539        10,019
Troubled debt restructured loans.............................................         227            229           233
                                                                                  -------        -------       -------
        Total nonperforming loans............................................       8,544          8,768        10,252
Real estate acquired through foreclosure.....................................       2,863          1,720         3,127
                                                                                  -------        -------       -------
        Total nonperforming assets...........................................     $11,407        $10,488       $13,379
                                                                                  =======        =======       =======

Nonperforming loans as a percentage of gross loans (2).......................        1.27%          1.33%         1.61%
Nonperforming assets as a percentage of total assets (4).....................        1.35%          1.31%         1.81%
General Valuation Allowance (GVA) on loans
  as a percentage of gross loans.............................................        0.97%          0.94%         0.98%
GVA on loans as a percentage of total nonperforming loans (2)................       76.18%         70.91%        60.71%
Total GVA as a percentage of total nonperforming assets (3)..................       58.60%         60.95%        47.83%

(1) Nonaccrual loans are net of specific allowances of $647,000, $1.0 million and $1.4 million at September 30, 1997, June 30, 1997 and September 30, 1996.

(2) Nonperforming loans include nonaccrual and troubled debt restructured loans. Gross loans include loans held for sale.

(3) Total GVA includes loan and REO general valuation allowances.

(4) Nonperforming assets include nonperforming loans and REO.

The Company's nonaccrual policy provides that interest accruals generally are to be discontinued once a loan is past due for a period of 60 days or more. Loans may also be placed on nonaccrual status even though they are less than 60 days past due if management concludes that it is probable that the borrower will not be able to comply with the repayment terms of the loan.

The Company defines nonperforming loans as nonaccrual loans and troubled debt restructured loans (at September 30, 1997, all troubled debt restructured loans were performing according to their restructured terms). Nonperforming loans are reported net of specific allowances. Nonperforming assets are defined as nonperforming loans and real estate acquired through foreclosure.

Nonaccrual loans at September 30, 1997 consisted of $2.8 million in one-to-four family loans, $2.4 million in multifamily loans and $3.1 million in commercial and industrial loans, which includes $1.0 million in land loans and $50,000 in other loans. At June 30, 1997, nonaccrual loans consisted of $3.2 million in one-to-four family loans, $2.4 million in multifamily loans and $2.9 million in commercial and industrial loans, which includes $1.0 million in land loans.

Nonperforming assets increased to $11.4 million, 1.35% of total assets at September 30, 1997, compared to $10.5 million, 1.31% of total assets at June 30, 1997. The increase in nonperforming assets this quarter is primarily a result of an increase in real estate acquired through foreclosure (REO). Although the Company's nonperforming loans, which are included in nonperforming assets, have decreased slightly form the previous quarter, the number of loans moving to REO status has increased. The majority of the Company's REO are now single-family properties, which take longer to sell than multifamily properties. Controlling and reducing nonperforming assets continues to be a primary focus of the Company even in an improving Southern California economy.

IMPAIRED LOANS  A loan is considered impaired when based on current
--------------
circumstances and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Creditors are required to measure impairment of a loan based on any one of the following: (i) the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, (ii) an observable market price or (iii) the fair value of the loan's underlying collateral. The Company measures loan impairment based upon the fair value of the loan's underlying collateral property. Impaired loans exclude large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include all loans with principal balances of less than $300,000. At September 30, 1997, the Company had a gross investment in impaired loans of $7.5 million, including $4.8 million for which specific valuation allowances of $756,000 had been established and $2.7 million for which no specific valuation allowance was considered necessary.

During the three months ended September 30, 1997, the Company's average investment in impaired loans was $7.7 million. For the three months ended September 30, 1997, income recorded on impaired loans totaled $168,000, substantially all of which was recorded utilizing the cash-basis method of accounting. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. Impaired loans totalling $3.7 million were not performing in accordance with their contractual terms at September 30, 1997, and have been included in nonaccrual loans at that date.


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

The Association was in compliance with all capital requirements in effect at September 30, 1997, and meets all standards necessary to be considered "well-capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Improvement Act of 1991 (FDICIA). The following table reflects the required and actual regulatory capital ratios of the Association at the dates indicated:

                                                  FIRREA            FDICIA             ACTUAL          ACTUAL
REGULATORY CAPITAL RATIOS FOR QUAKER CITY        MINIMUM      "WELL-CAPITALIZED"  AT SEPTEMBER 30,    AT JUNE 30,
FEDERAL SAVINGS AND LOAN ASSOCIATION           REQUIREMENT        REQUIREMENT           1997            1997
------------------------------------           -----------        -----------           ----            ----

Tangible capital...........................      1.50%                 N/A               7.14%          7.34%

Core capital...............................      3.00%                 5.00%             7.14%          7.34%

Risk-based capital.........................      8.00%                10.00%            13.06%         12.64%

Tier 1 Risk-based capital..................       N/A                  6.00%            11.81%         11.42%

                          PART II.  OTHER INFORMATION
                          ---------------------------



Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

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

                                         Quaker City Bancorp, Inc.

Date:  November 14, 1997                 By: /s/    Dwight L. Wilson
       -----------------                     -----------------------------------
                                         Dwight L. Wilson
                                         Senior Vice President,
                                         Treasurer and Chief Financial Officer