Form 10-Q
period 1997-12-31
QUAKER CITY BANCORP INC
filed 1998-02-13
CIK 912465

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1997
                                     -----------------

                                      OR
[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________


                        Commission file number: 0-22528


                           QUAKER CITY BANCORP, INC.
             -----------------------------------------------------
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


                            YES  [X]        NO  [_]

Number of shares outstanding of the registrant's sole class of common stock at February 13, 1998: 4,658,094

                           QUAKER CITY BANCORP, INC.
                                     INDEX

PART  I.  FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Statements of Financial Condition (unaudited)
                   as of December 31, 1997 and June 30, 1997.................  3

                   Consolidated Statements of Operations (unaudited) for the Three Months and Six Months Ended December 31, 1997 and
                   1996......................................................  4

                   Consolidated Statements of Cash Flows (unaudited) for the
                   Six Months Ended December 31, 1997 and 1996...............  5

                   Notes to Consolidated Financial Statements...............   6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations......................   7

PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Stockholders..........  17

          Item 6.  Exhibits and Reports on Form 8-K.........................  17

                           QUAKER CITY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   Unaudited
                       (In thousands, except share data)


                                                                           DECEMBER 31,    JUNE 30,
                                                                              1997          1997
                                                                             --------     --------
ASSETS
  Cash and due from banks................................................      $  7,729     $  7,067
  Interest-bearing deposits..............................................           241          336
  Federal funds sold and other short-term investments....................        20,320       12,950
  Investment securities held to maturity.................................        23,270       36,654
  Investment securities available for sale...............................         1,819        1,432
  Loans receivable, net..................................................       663,527      644,964
  Loans receivable held for sale.........................................         1,450          623
  Mortgage-backed securities held to maturity............................       100,167       74,139
  Mortgage-backed securities available for sale..........................         8,254           --
  Real estate held for sale..............................................         2,481        2,314
  Federal Home Loan Bank stock, at cost..................................        11,161        9,718
  Office premises and equipment, net.....................................         4,348        4,217
  Accrued interest receivable and other assets...........................         7,387        6,988
                                                                               --------     --------
     Total assets........................................................      $852,154     $801,402
                                                                               ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits...............................................................      $559,529     $553,186
  Federal Home Loan Bank advances........................................       207,500      157,700
  Deferred tax liability.................................................         1,581        1,413
  Accounts payable and accrued expenses..................................         3,467        3,543
  Other liabilities......................................................         6,575       15,317
                                                                               --------     --------
     Total liabilities...................................................       778,652      731,159

Stockholders' equity:
Common stock, $.01 par value. Authorized 10,000,000 shares; issued and outstanding 4,673,094 shares and 4,703,102 at December 31,
   1997 and June 30, 1997, respectively..................................            47           47
Additional paid-in capital...............................................        44,257       44,051
Unrealized gain on securities available for sale.........................           374          136
Retained earnings, substantially restricted..............................        30,724       28,122
Deferred compensation....................................................        (1,900)      (2,113)
                                                                               --------     --------
     Total stockholders' equity..........................................        73,502       70,243
                                                                               --------     --------
     Total liabilities and stockholders' equity..........................      $852,154     $801,402
                                                                               ========     ========



          See accompanying notes to consolidated financial statements.

                           QUAKER CITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited
                     (In thousands, except per share data)

                                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                    DECEMBER 31,          DECEMBER 31,
                                                                    1997      1996      1997         1996
                                                                   -------   -------   -------      -------
Interest income:
  Loans receivable..............................................   $13,504   $12,796   $26,822      $25,227
  Mortgage-backed securities....................................     1,893       804     3,401        1,554
  Investment securities.........................................       457       659     1,025        1,329
  Other.........................................................       388       222       721          438
                                                                   -------   -------   -------      -------
     Total interest income......................................    16,242    14,481    31,969       28,548
                                                                   -------   -------   -------      -------
Interest expense:
  Deposits......................................................     7,036     6,389    14,160       12,797
  Federal Home Loan Bank advances and other borrowings..........     2,974     2,172     5,518        4,045
                                                                   -------   -------   -------      -------
     Total interest expense.....................................    10,010     8,561    19,678       16,842
                                                                   -------   -------   -------      -------
     Net interest income before provision for loan losses.......     6,232     5,920    12,291       11,706
Provision for loan losses.......................................       400       501       650        2,001
                                                                   -------   -------   -------      -------
  Net interest income after provision for loan losses...........     5,832     5,419    11,641        9,705
                                                                   -------   -------   -------      -------
Other income:
  Loan servicing charges and deposit fees.......................       563       449     1,048          860
  Gain on sale of loans held for sale...........................        35        58        65          111
  Commissions...................................................       161       148       335          288
  Other.........................................................         3         4         5           10
                                                                   -------   -------   -------      -------
     Total other income.........................................       762       659     1,453        1,269
                                                                   -------   -------   -------      -------
Other expense:
  Compensation and employee benefits............................     2,023     1,900     4,066        3,828
  Occupancy, net................................................       462       488       945          960
  Federal deposit insurance premiums............................       128       283       254          609
  Data processing...............................................       177       169       346          337
  Other general and administrative expense......................       871       803     1,599        1,497
                                                                   -------   -------   -------      -------
     Total general and administrative expense...................     3,661     3,643     7,210        7,231
  Savings Association Insurance Fund special assessment.........        --        --        --        3,100
  Real estate operations, net...................................       120       169       279          451
  Amortization of core deposit intangible.......................        --        75        35          151
                                                                   -------   -------   -------      -------
     Total other expense........................................     3,781     3,887     7,524       10,933
                                                                   -------   -------   -------      -------
   Earnings before income taxes.................................     2,813     2,191     5,570           41

Income taxes....................................................     1,254       932     2,481           49
                                                                   -------   -------   -------      -------
  Net earnings (loss)...........................................   $ 1,559   $ 1,259   $ 3,089          ($8)
                                                                   =======   =======   =======      =======
  Basic earnings per share......................................     $0.36     $0.28     $0.71        $0.00
  Diluted earnings per share....................................     $0.34     $0.26     $0.67        $0.00

          See accompanying notes to consolidated financial statements.

                           QUAKER CITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                                 (In thousands)

                                                                                          SIX MONTHS ENDED
                                                                                            DECEMBER 31,
                                                                                          1997         1996
                                                                                       ----------   ----------
Cash flows from operating activities:
    Net earnings (loss)............................................................    $   3,089          ($8)
                                                                                       ---------    ---------
    Adjustments to reconcile net earnings (loss) to net cash used by operating activities:
        Depreciation and amortization..............................................          162          (91)
        Provision for loan losses..................................................          650        2,001
        Write-downs and provision for losses on real estate held for sale..........           90          210
        (Gain) loss on sale of real estate held for sale...........................          (94)          88
        Gain on sale of loans held for sale........................................          (65)        (111)
        Loans originated for sale..................................................       (9,291)     (14,563)
        Proceeds from sale of loans held for sale..................................        8,438       12,001
        Federal Home Loan Bank (FHLB) stock dividend received......................         (307)        (236)
        Increase in accrued interest receivable and other assets...................         (434)        (301)
        Decrease in other liabilities..............................................       (8,742)        (524)
        Decrease in accounts payable and accrued expenses..........................          (76)         (29)
        Other......................................................................        1,311          386
                                                                                       ---------    ---------
            Total adjustments......................................................       (8,358)      (1,169)
                                                                                       ---------    ---------
            Net cash used by operating activities..................................       (5,269)      (1,177)
                                                                                       ---------    ---------
Cash flows from investing activities:
    Loans originated for investment................................................      (34,479)     (44,851)
    Loans purchased for investment.................................................      (26,512)      (6,542)
    Principal repayments on loans..................................................       38,577       23,306
    Purchases of investment securities available for sale..........................           --         (340)
    Purchases of investment securities held to maturity............................           --       (2,999)
    Maturities and principal repayments of investment securities held to maturity..       13,390        6,267
    Purchases of mortgage-backed securities available for sale.....................       (8,237)          --
    Purchases of mortgage-backed securities held to maturity.......................      (34,587)     (13,693)
    Principal repayments on mortgage-backed securities held to maturity............        8,450        3,281
    Proceeds from sale of real estate held for sale................................        2,808        2,027
    Purchase of FHLB stock.........................................................       (1,136)      (1,054)
    Investment in office premises and equipment....................................         (545)        (293)
                                                                                       ---------    ---------
            Net cash used by investing activities..................................      (42,271)     (34,891)
                                                                                       ---------    ---------
Cash flows from financing activities:
    Increase in deposits...........................................................        6,343        9,075
    Repayments of securities sold under agreements to repurchase...................           --         (300)
    Proceeds from funding of FHLB advances.........................................      220,200      205,700
    Repayments of FHLB advances....................................................     (170,400)    (174,400)
    Stock options exercised........................................................           21          348
    Repurchase of stock............................................................         (687)        (953)
                                                                                       ---------    ---------
            Net cash provided by financing activities..............................       55,477       39,470
                                                                                       ---------    ---------
            Increase in cash and cash equivalents..................................        7,937        3,402
Cash and cash equivalents at beginning of period...................................       20,353       13,568
                                                                                       ---------    ---------
Cash and cash equivalents at end of period.........................................    $  28,290    $  16,970
                                                                                       =========    =========
Supplemental disclosures of cash flow information:
 Interest paid (including interest credited).......................................    $  19,168    $  16,620
 Cash paid for income taxes........................................................        3,625          418
                                                                                         =======      =======
Supplemental schedule of noncash investing and financing activities:
 Additions to loans resulting from the sale of real estate acquired
  through foreclosure..............................................................    $     557    $   2,736
 Additions to real estate acquired through foreclosure.............................        2,451        4,327
 Net change in unrealized gain on securities available for sale, net of taxes......          238           --
                                                                                         =======    =========

          See accompanying notes to consolidated financial statements.

QUAKER CITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated statement of financial condition as of December 31, 1997, the related consolidated statements of operations for the three and six months ended December 31, 1997 and 1996 and the related consolidated statements of cash flows for the six months ended December 31, 1997 and 1996 are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial condition of Quaker City Bancorp, Inc. (the "Company") as of December 31, 1997 and its results of operations for the three and six months ended December 31, 1997 and 1996 and cash flows for the six months ended December 31, 1997 and 1996. The results of operations for the unaudited periods are not necessarily indicative of the results of operations to be expected for the entire year of fiscal 1998.

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

QUAKER CITY BANCORP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Quaker City Bancorp, Inc. (the "Company"), incorporated in Delaware, is primarily engaged in the savings and loan business through its wholly owned subsidiary, Quaker City Federal Savings and Loan Association (the Association). At December 31, 1997, the Association operated eight retail banking offices in Southern California. The Association is subject to significant competition from other financial institutions, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

The Company is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds primarily in loans secured by one-to-four family residential mortgages and multifamily mortgages.

Two new retail banking branches are scheduled to be opened during February 1998 in Orange County California, increasing the total number of branches to ten. The Company will utilize these branches to expand its operating area and increase its retail deposit base in order to fund the Company's plans for continued asset growth. In addition, in late October 1997, the Company initiated an aggressive program designed to attract new checking account relationships through repetitive direct mailings and gifts to new checking account customers. In the first two months of this program, through December 31, 1997, checking accounts increased from approximately 9,700 accounts to 10,500 accounts. This represents an increase of over 8% of total checking accounts during this period.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Total stockholders' equity for the Company was $73.5 million at December 31, 1997, compared to $70.2 million at June 30, 1997. Consolidated assets totaled $852.2 million at December 31, 1997, an increase of $50.8 million compared to June 30, 1997. All historical earnings per share data herein reflect a 25% common stock dividend paid to shareholders on May 30, 1997.

In the first quarter of fiscal 1997, the Office of Thrift Supervision (OTS) approved an additional stock repurchase of 236,000 shares, which was approximately 5% of outstanding shares. Through December 31, 1997, 152,250 shares of stock have been repurchased as allowable under this latest approval.

Total loans receivable amounted to $665.0 million at December 31, 1997, compared to $645.6 million at June 30, 1997. Loan originations and purchases totaled $34.5 million for the quarter ended December 31, 1997, compared to $33.7 million for the quarter ended December 31, 1996. Loan originations and purchases totaled $70.3 million for the six months ended December 31, 1997, compared to $66.0 million for the six months ended December 31, 1996.

For the quarter ended December 31, 1997 loan originations and purchases were comprised of $4.3 million of one-to-four family residential loans, $21.3 million of multifamily loans, $2.5 of commercial and industrial loans and $6.4 million in consumer loans. This compares to $8.0 million of one-to-four family residential loans and $25.7 million of multifamily loans for the quarter ended December 31, 1996. No commercial and industrial or consumer loans were originated or purchased for the quarter ended December 31, 1996. For the six months ended December 31, 1997, loan originations and purchases were comprised of $29.9 million of one-to-four family residential loans, $30.3 million of multifamily loans, $3.7 million of commercial and industrial loans and $6.4 million in consumer loans. This compares to $17.6 million of one-to-four family residential loans and $48.4 million of multifamily loans for the six months ended December 31, 1996. No commercial and industrial or consumer loans were originated or purchased for the six months ended December 31, 1996. One-to-four family loan and consumer loan originations and purchases increased from the prior year primarily as a result of an increase in loans purchased. Multifamily originations and purchases decreased over the comparable three and six month periods last year due to an increase in the number of financial institutions competing for loans on multifamily properties in the Company's operating area. At present, the Company expects to continue its focus on multifamily lending during the current fiscal year. In January 1998, the Company announced the hiring of the income property lending staff of another institution in Southern California. This new lending group funds primarily commercial and industrial loans as well as some multifamily loans and it is expected that this addition to the loan production division of the Company will complement the existing multifamily and single family loan departments.

Mortgage-backed securities (MBS) held to maturity amounted to $100.2 million at December 31, 1997, compared to $74.1 million at June 30, 1997. Mortgage-backed securities available for sale amounted to $8.3 million at December 31, 1997, compared to none at June 30, 1997. The increase in MBS available for sale is a result of the Company changing its investment policy to place adjustable rate MBS purchased during the current fiscal year into available for sale. The Company increased earning assets during the first six months of the fiscal year by purchasing mortgage-backed securities consistent with its current business strategy. For the six months ended December 31, 1997 the Company purchased $34.6 million in mortgage-backed securities held to maturity, compared to $13.7 million for the same period in the previous year. Purchases of mortgage-backed securities available for sale amounted to $8.2 million for the six months ended December 31, 1997, compared to none for the same period in the previous year. The purchase of mortgage-backed securities were funded primarily with Federal Home Loan Bank advances.

In addition to Federal Home Loan Bank advances, other sources of liquidity for the Company include principal repayments on loans and mortgage-backed securities, proceeds from sales of loans held for sale, other cash flows generated from operations and proceeds from increases in customer deposits.

Proceeds from loan sales amounted to $4.9 million for the quarter ended December 31, 1997 as compared to $6.0 million for the quarter ended December 31, 1996. Proceeds from loan sales were $8.4 million for the six months ended December 31, 1997 as compared to $12.0 million for the six months ended December 31, 1996.
At present, the Company's policy is to sell all 30 and 15 year fixed rate loans as well as certain one-to-four family adjustable and multifamily loans originated that meet predefined criteria. Loans serviced for others increased to $221.8 million at December 31, 1997, from $213.6 million at December 31, 1996.

Principal repayments on loans were $21.9 million and $11.4 million for the three months ended December 31, 1997 and 1996, respectively. For the six months ended December 31, 1997 and 1996, principal repayments on loans were $38.6 and $23.3 million respectively. The increase in principal repayments during the three and six month periods in 1997 is due primarily to an increase in customers refinancing their loans, generally to a fixed rate loan, as interest rates declined during the periods in 1997.

Savings and loan associations must, by regulation, maintain minimum levels of liquidity as a percentage of deposits and short-term borrowings. Effective November 24, 1997, the OTS reduced this requirement from 5% to 4%. The OTS also excluded deposits with maturities exceeding one year from the liquidity base, while expanding the types of investments considered to be liquid assets. The new rule includes a separate requirement that each thrift must maintain sufficient liquidity to ensure its safe and sound operation. The Association's average liquidity ratio for the quarters ended December 31, 1997 and 1996 was 5.00% and 5.12%, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996  The Company
---------------------------------------------------------------
recorded net earnings of $1.6 million, $0.36 per basic share ($0.34 per diluted share) for the quarter ended December 31, 1997. This compares to net earnings of $1.3 million, $0.28 per basic share ($0.26 per diluted share) for the same period in fiscal 1997. Net earnings for the six month period ending December 31, 1997 were $3.1 million, $0.71 per basic share ($0.67 per diluted share) compared to a net loss of $8,000, $0.00 per basic and diluted share for the same six month period last year. The change in net earnings is attributable to the one-time SAIF special assessment of $3.1 million accrued in the first quarter and paid in the second quarter of fiscal 1997, as well as a decline in the provision for loan losses of $1.4 million between the six month period ended December 31, 1997 and December 31, 1996. Without the one-time special assessment, the Company's net earnings for the same period last year would have been $1.8 million, $0.40 per basic share ($0.38 per diluted share).

INTEREST INCOME  Interest income amounted to $16.2 million for the quarter ended
---------------
December 31, 1997 as compared to $14.5 million for the quarter ended December 31, 1996. Interest income amounted to $32.0 million for the six months ended December 31, 1997 as compared to $28.5 million for the six months ended December 31, 1996. The increase in interest income is primarily a result of a larger earning asset base for the respective period compared to the same period in the previous year.

INTEREST EXPENSE  Interest expense for the quarter ended December 31, 1997 was
----------------
$10.0 million, compared to $8.6 million for the same quarter in the previous year. Interest expense for the six months ended December 31, 1997 was $19.7 million, compared to $16.8 million for the same six months in the previous year. The increase in interest expense is a result of an increase in the average balance of interest-bearing liabilities as well as an increase in the cost of interest-bearing liabilities.

NET INTEREST INCOME  The net interest margin for the quarter ended December 31,
-------------------
1997 was 3.01%, a 23 basis point decrease from the same period last year. For the six months ended December 31, 1997 the net interest margin was 3.03%, a 22 basis point decrease from the same period last year. The decline in the net interest margin is primarily a result of the increase in the cost of interest-bearing liabilities. Net interest income before provision for loan losses for the quarter ended December 31, 1997 amounted to $6.2 million compared to $5.9 million for the same period last year. Net interest income before provision for loan losses for the six months ended December 31, 1997 amounted to $12.3 million compared to $11.7 million for the same period last year. This increase is primarily a result of the increase in the amount of interest-earning assets relative to interest-bearing liabilities.

The following table displays average interest rates on the Company's interest-earning assets and interest-bearing liabilities:

                                           DECEMBER 31, 1997      DECEMBER 31, 1996
                                          -------------------    ------------------
                                           Three       Six       Three        Six
                                           Month      Month      Month       Month
                                          Average    Average    Average     Average
                                          --------   --------   --------    -------
Yield on interest-earning assets             7.85%      7.89%      7.93%      7.93%
Cost of interest-bearing liabilities         5.36%      5.37%      5.16%      5.16%
                                             ----       ----       ----       ----
Interest rate spread (1)                     2.49%      2.52%      2.77%      2.77%
                                             ====       ====       ====       ====
Net interest margin (2)                      3.01%      3.03%      3.24%      3.25%
                                             ====       ====       ====       ====

(1) The interest rate spread represents the difference between the weighted-average rate on interest-earning assets and the weighted average rate on interest-bearing liabilities.

(2) The net interest margin represents net interest income as a percentage of average interest-earning assets.

PROVISION FOR LOAN LOSSES  The provision for loan losses was $400,000 for the
-------------------------
three months ended December 31, 1997, compared to $501,000 for the same period last year. The provision for loan losses was $650,000 for the six months ended December 31, 1997, compared to $2.0 million for the same period last year. The increase in the provision for the six months ended December 31, 1996 was a result of an increase in performing loans which demonstrated some weakness during that period. The allowance for loan losses is maintained at an amount management considers adequate to cover losses on loans receivable which are deemed probable and estimable and is based on management's evaluation of the risks inherent in its loan portfolio and the general economy. A number of factors are considered, including asset classifications, estimated collateral values, local economic conditions, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Association's underwriting policies.

As a result of the weakness in certain real estate markets and other economic factors, increases in the allowance for loan losses may be required in future periods. In addition, OTS and the Federal Deposit Insurance Corporation (FDIC), as an integral part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to establish additional allowance for loan losses based on their judgments of the information available at the time of the examination.

The following is a summary of the activity in the allowance for loan losses and the allowance for losses on real estate acquired through foreclosure (REO):


                                                          AT OR FOR THE                   AT OR FOR THE
                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,      DECEMBER 31,
                                                      1997            1996            1997              1996
                                                  -------------   -------------   -------------   -----------------
                                                          (IN THOUSANDS)                   (IN THOUSANDS)
Accumulated through a charge to earnings:
   Balance at beginning of period.................      $6,414          $6,924          $6,496             $ 6,542
   Provision for loan losses......................         400             501             650               2,001
   Charge-offs, net...............................        (150)           (761)           (482)             (1,879)
                                                        ------          ------          ------             -------
   Balance at end of period.......................       6,664           6,664           6,664               6,664
Valuation allowance for portfolios acquired:
   Balance at beginning of period.................       1,271           1,288           1,276               1,291
   Reductions credited............................          (2)             (4)             (7)                 (7)
                                                        ------          ------          ------             -------
   Balance at end of period.......................       1,269           1,284           1,269               1,284
                                                        ------          ------          ------             -------
      Total allowance for loan losses.............      $7,933          $7,948          $7,933             $ 7,948
                                                        ======          ======          ======             =======

Allowance for REO losses:
   Balance at beginning of period.................      $  175          $  175          $  175             $   175
   Additions charged to operations................          --              --              --                  --
                                                        ------          ------          ------             -------
   Balance at end of period.......................      $  175          $  175          $  175             $   175
                                                        ======          ======          ======             =======

OTHER INCOME   Other income for the three months ended December 31, 1997 was
------------
$762,000 compared to $659,000 for the same period last year. For the six months ended December 31, 1997 other income was $1.5 million as compared to $1.3 million for the same period a year earlier. The increase in other income for the three and six months ended December 31, 1997 was a result of an increase in loan servicing charges and other deposit fees.

OTHER EXPENSE   Other expense for the three months ended December 31, 1997 was
-------------
$3.8 million, compared to $3.9 million the same period last year. For the six months ended December 31, 1997 other expense was $7.5 million, compared to $10.9 million for the same period last year. The decline in other expense for the three months ended December 31, 1997 was primarily a result of a reduction in deposit insurance from 23 basis points to 6.45 basis points effective November 1996 offset by an increase in compensation and employee benefits expense. The decline in other expense for the six months ended December 31, 1997 was primarily a result of other expense including for the six months ended December 31, 1996, the accrual in September 1996 for the $3.1 million one-time special SAIF assessment.

Compensation and employee benefits expense increased $123,000 or 6.47% for the quarter ended December 31, 1997 as compared to the same quarter last year. For the six months ended December 31, 1997 compensation and employee benefits expense increased $238,000 or 6.22% as compared to the same period last year. This increase in compensation and employee benefits expense is due to an increase in expense related to the Company's Employee Stock Ownership Plan
(ESOP) established in 1993. When shares of stock are released from an ESOP, the sponsoring company recognizes employee benefit expense. Companies that established an ESOP after 1992, like the Company, are required to account for such expense at the fair value of the shares at the time of release of the Company stock to employee participants, as opposed to the original cost of the shares released. Accordingly, as the fair value of the Company's stock has increased during the past few quarters, ESOP expense has correspondingly increased. The expense related to the ESOP was $277,000 and $173,000 for the quarters ended December 31, 1997 and 1996, respectively. The expense related to the ESOP was $542,000 and $319,000 for the six months ended December 31, 1997 and 1996, respectively, with virtually all of the increase resulting from the required fair value treatment of ESOP expense described above.

INCOME TAXES   The Company's effective tax rates were 44.6% and 42.5% for the
------------
quarter ended December 31, 1997 and 1996, respectively, and were comparable to the applicable statutory rates in effect.

ASSET QUALITY

The following table sets forth information regarding nonaccrual loans, troubled debt restructured loans and real estate acquired through foreclosure at the dates indicated:

                                                                           AT          AT             AT
                                                                      DECEMBER 31,  JUNE 30,      DECEMBER 31,
                                                                          1997        1997           1996
                                                                        -------     -------         -------
                                                                            (DOLLARS IN THOUSANDS)
Nonaccrual loans (1):
Real estate loans:
        One-to-four family.......................................       $ 2,769     $ 3,226         $ 3,490
        Multifamily..............................................         3,091       2,387           3,044
        Commercial and land......................................         3,373       2,926           2,974
    Other........................................................            50          --              28
                                                                        -------     -------         -------
        Total nonaccrual loans (1)...............................         9,283       8,539           9,536
Troubled debt restructured loans.................................           226         229             232
                                                                        -------     -------         -------
        Total nonperforming loans................................         9,509       8,768           9,768
Real estate acquired through foreclosure.........................         1,811       1,720           1,789
                                                                        -------     -------         -------
         Total nonperforming assets..............................       $11,320     $10,488         $11,557
                                                                        =======     =======         =======

Nonperforming loans as a percentage of gross loans (2)...........          1.40%       1.33%           1.50%
Nonperforming assets as a percentage of total assets (3).........          1.33%       1.31%           1.51%
General Valuation Allowance (GVA) on loans
    as a percentage of gross loans...............................          0.90%       0.94%           0.95%
GVA on loans as a percentage of total nonperforming loans (2)....         64.52%      70.91%          63.25%
Total GVA as a percentage of total nonperforming assets (4)......         55.74%      60.95%          54.97%

(1) Nonaccrual loans are net of specific allowances of $1.3 million, $1.0 million and $1.2 million at December 31, 1997, June 30, 1997 and December 31, 1996, respectively.

(2) Nonperforming loans include nonaccrual and troubled debt restructured loans. Gross loans include loans held for sale.

(3) Nonperforming assets include nonperforming loans and REO.

(4) Total GVA includes loan and REO general valuation allowances.


The Company's nonaccrual policy provides that interest accruals generally are to be discontinued once a loan is past due for a period of 60 days or more. Loans may also be placed on nonaccrual status even though they are less than 60 days past due if management concludes that it is probable that the borrower will not be able to comply with the repayment terms of the loan.

The Company defines nonperforming loans as nonaccrual loans and troubled debt restructured loans (at December 31, 1997, all troubled debt restructured loans were performing according to their restructured terms). Nonperforming loans are reported net of specific allowances. Nonperforming assets are defined as nonperforming loans and real estate acquired through foreclosure.

Nonaccrual loans at December 31, 1997 consisted of $2.8 million in one-to-four family loans, $3.1 million in multifamily loans and $3.4 million in commercial and industrial loans, which includes $1.0 million in land loans and $50,000 in other loans. At June 30, 1997, nonaccrual loans consisted of $3.2 million in one-to-four family loans, $2.4 million in multifamily loans and $2.9 million in commercial and industrial loans, which includes $1.0 million in land loans.

Nonperforming assets increased to $11.3 million, 1.33% of total assets at December 31, 1997, compared to $10.5 million, 1.31% of total assets at June 30, 1997. The increase in nonperforming assets this quarter is primarily a result of an increase in nonperforming multifamily properties. Controlling and reducing nonperforming assets continues to be a primary focus of the Company even in an improving Southern California economy.

IMPAIRED LOANS  A loan is considered impaired when based on current
--------------
circumstances and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Creditors are required to measure impairment of a loan based on any one of the following: (i) the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, (ii) an observable market price or (iii) the fair value of the loan's underlying collateral. The Company measures loan impairment based upon the fair value of the loan's underlying collateral property. Impaired loans exclude large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include all loans with principal balances of less than $300,000. At December 31, 1997, the Company had a gross investment in impaired loans of $8.1 million, including $6.4 million for which specific valuation allowances of $1.1 million had been established and $1.7 million for which no specific valuation allowance was considered necessary.

During the three and six months ended December 31, 1997, the Company's average investment in impaired loans was $8.4 million and $8.1 million, respectively. For the three and six months ended December 31, 1997, income recorded on impaired loans totaled $176,000 and $344,000 respectively, substantially all of which was recorded utilizing the cash-basis method of accounting. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. Impaired loans totalling $4.4 million were not performing in accordance with their contractual terms at December 31, 1997, and have been included in nonaccrual loans at that date.

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

The Association was in compliance with all capital requirements in effect at December 31, 1997, and meets all standards necessary to be considered "well-capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Improvement Act of 1991 (FDICIA). The following table reflects the required and actual regulatory capital ratios of the Association at the dates indicated:

                                                  FIRREA            FDICIA               ACTUAL           ACTUAL
REGULATORY CAPITAL RATIOS FOR QUAKER CITY        MINIMUM      "WELL-CAPITALIZED"    AT DECEMBER 31,    AT JUNE 30,
FEDERAL SAVINGS AND LOAN ASSOCIATION           REQUIREMENT        REQUIREMENT             1997             1997
--------------------------------------------   ------------   -------------------   ----------------   ------------
Tangible capital                                      1.50%                 N/A                7.30%          7.34%
Core capital                                          3.00%                 5.00%              7.30%          7.34%
Risk-based capital                                    8.00%                10.00%             13.19%         12.64%
Tier 1 Risk-based capital                              N/A                  6.00%             11.99%         11.42%

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 4.   Submission of Matters to a Vote of Stockholders
-------   -----------------------------------------------

          At the Annual Meeting of Stockholders of the Company held on November 19, 1997, the following were approved:

          (1) Wayne L. Harvey was elected by a vote of 4,024,948 in favor, 48,162 against, with no abstentions.
          (2) Edward L. Miller was elected by a vote of 4,024,948 in favor, 48,162 against, with no abstentions.
          (3) J. L. Thomas was elected by a vote of 4,024,948 in favor, 48,162 against, with no abstentions.

          The proposal to approve the Quaker City Bancorp, Inc. 1997 stock incentive plan was approved by a vote of 3,456,364 in favor, 529,186 against, with 87,560 abstentions.

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

                                         QUAKER CITY BANCORP, INC.

Date:  February 13, 1998                 By: /s/    Dwight L. Wilson
       -----------------                 ---------------------------------------
                                         Dwight L. Wilson
                                         Senior Vice President,
                                         Treasurer and Chief Financial Officer