Form 10-Q
period 1998-03-31
QUAKER CITY BANCORP INC
filed 1998-05-15
CIK 912465

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998
                                    --------------

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


                        YES [x]      NO [_]

Number of shares outstanding of the registrant's sole class of common stock at May 15, 1998: 4,657,594

                           QUAKER CITY BANCORP, INC.
                                     INDEX


                                                                                            Page
                                                                                            ----
PART  I.      FINANCIAL INFORMATION

 Item 1.      Financial Statements

              Consolidated Statements of Financial Condition (unaudited) as of
              March 31, 1998 and June 30, 1997..............................................  3

              Consolidated Statements of Operations (unaudited) for the Three Months and Nine Months Ended March 31, 1998 and 1997.................................  4

              Consolidated Statements of Cash Flows (unaudited) for the Nine Months
              Ended March 31, 1998 and 1997.................................................  5

              Notes to Consolidated Financial Statements....................................  7

 Item 2.      Management's Discussion and Analysis of Financial Condition and Results
              of Operations.................................................................  8

PART II.      OTHER INFORMATION

 Item 5.      Other Information............................................................. 20

 Item 6.      Exhibits and Reports on Form 8-K.............................................. 20


                           QUAKER CITY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   Unaudited
                       (In thousands, except share data)


                                                                        MARCH 31,     JUNE 30,
                                                                           1998         1997
                                                                           ----         ----

ASSETS
  Cash and due from banks.............................................    $  8,355     $  7,067
  Interest-bearing deposits...........................................         343          336
  Federal funds sold and other short-term investments.................      18,020       12,950
  Investment securities held to maturity..............................      17,161       36,654
  Investment securities available for sale............................       1,819        1,432
  Loans receivable, net...............................................     670,085      644,964
  Loans receivable held for sale......................................       2,087          623
  Mortgage-backed securities held to maturity.........................     106,640       74,139
  Mortgage-backed securities available for sale.......................       8,324           --
  Real estate held for sale...........................................       3,709        2,314
  Federal Home Loan Bank stock, at cost...............................      11,323        9,718
  Office premises and equipment, net..................................       4,707        4,217
  Accrued interest receivable and other assets........................       7,420        6,988
                                                                          --------     --------

       Total assets...................................................    $859,993     $801,402
                                                                          ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits............................................................    $571,893     $553,186
  Federal Home Loan Bank advances.....................................     192,500      157,700
  Deferred tax liability..............................................       1,611        1,413
  Accounts payable and accrued expenses...............................       8,268        3,543
  Other liabilities...................................................      10,422       15,317
                                                                          --------     --------

       Total liabilities..............................................     784,694      731,159

  Stockholders' equity:
  Common stock, $.01 par value. Authorized 10,000,000 shares; issued and outstanding 4,665,094 shares and 4,703,102 at March 31,
     1998 and June 30, 1997, respectively.............................          47           47
  Additional paid-in capital..........................................      44,400       44,051
  Unrealized gain on securities available for sale....................         416          136
  Retained earnings, substantially restricted.........................      32,230       28,122
  Deferred compensation...............................................      (1,794)      (2,113)
                                                                          --------     --------

     Total stockholders' equity.......................................      75,299       70,243
                                                                          --------     --------

     Total liabilities and stockholders' equity.......................    $859,993     $801,402
                                                                          ========     ========

         See accompanying notes to consolidated financial statements.

                           QUAKER CITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited
                     (In thousands, except per share data)

                                                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                    MARCH 31,             MARCH 31,
                                                                  1998      1997      1998      1997
                                                                  ----      ----      ----      ----

Interest income:
   Loans receivable.........................................     $13,890   $13,040   $40,712   $38,267
   Mortgage-backed securities...............................       1,831       959     5,232     2,513
   Investment securities....................................         345       652     1,370     1,981
   Other....................................................         351       187     1,072       625
                                                                 -------   -------   -------   -------
     Total interest income..................................      16,417    14,838    48,386    43,386
                                                                 -------   -------   -------   -------

Interest expense:
   Deposits.................................................       6,953     6,660    21,113    19,457
   Federal Home Loan Bank advances and other borrowings.....       2,739     2,184     8,257     6,229
                                                                 -------   -------   -------   -------
     Total interest expense.................................       9,692     8,844    29,370    25,686
                                                                 -------   -------   -------   -------

   Net interest income before provision for loan losses.....       6,725     5,994    19,016    17,700

Provision for loan losses...................................         400       500     1,050     2,501
                                                                 -------   -------   -------   -------

   Net interest income after provision for loan losses......       6,325     5,494    17,966    15,199
                                                                 -------   -------   -------   -------

Other income:
   Loan servicing charges and deposit fees..................         610       431     1,658     1,291
   Gain on sale of loans held for sale......................          76        78       141       189
   Commissions..............................................         187       113       522       401
   Other....................................................           5        18        10        27
                                                                 -------   -------   -------   -------
     Total other income.....................................         878       640     2,331     1,908
                                                                 -------   -------   -------   -------

Other expense:
   Compensation and employee benefits.......................       2,139     1,987     6,205     5,815
   Occupancy, net...........................................         478       508     1,423     1,467
   Federal deposit insurance premiums.......................         132       123       386       732
   Data processing..........................................         192       181       538       518
   Other general and administrative expense.................         922       818     2,521     2,315
                                                                 -------   -------   -------   -------
     Total general and administrative expense...............       3,863     3,617    11,073    10,847
   Savings Association Insurance Fund special assessment....          --        --        --     3,100
   Real estate operations, net..............................         248       116       527       567
   Amortization of core deposit intangible..................          --        61        35       212
                                                                 -------   -------   -------   -------
     Total other expense....................................       4,111     3,794    11,635    14,726
                                                                 -------   -------   -------   -------

   Earnings before income taxes.............................       3,092     2,340     8,662     2,381

Income taxes................................................       1,374     1,001     3,855     1,050
                                                                 -------   -------   -------   -------

   Net earnings.............................................     $ 1,718   $ 1,339   $ 4,807   $ 1,331
                                                                 =======   =======   =======   =======
   Basic earnings per share.................................       $0.39     $0.30     $1.10     $0.30
   Diluted earnings per share...............................       $0.37     $0.29     $1.04     $0.29


         See accompanying notes to consolidated financial statements.

                           QUAKER CITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                                 (In thousands)

                                                                                          NINE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                          1998         1997
                                                                                          ----         ----
Cash flows from operating activities:
    Net earnings....................................................................   $   4,807    $   1,331
                                                                                       ---------    ---------
    Adjustments to reconcile net earnings to net cash used
    by operating activities:
        Depreciation and amortization...............................................         201         (168)
        Provision for loan losses...................................................       1,050        2,501
        Write-downs and provision for losses on real estate held for sale...........         245          357
        Gain on sale of real estate held for sale...................................        (108)        (248)
        Gain on sale of loans held for sale.........................................        (141)        (189)
        Loans originated for sale...................................................     (22,102)     (18,915)
        Proceeds from sale of loans held for sale...................................      20,586       20,309
        Federal Home Loan Bank (FHLB) stock dividend received.......................        (469)        (236)
        Increase in accrued interest receivable and other assets....................        (467)        (953)
        Decrease in other liabilities...............................................      (4,895)      (1,333)
        Increase in accounts payable and accrued expenses...........................       4,725        6,531
        Other.......................................................................       1,604        1,318
                                                                                       ---------    ---------
            Total adjustments.......................................................         229        8,974
                                                                                       ---------    ---------
            Net cash used by operating activities...................................       5,036       10,305
                                                                                       ---------    ---------
Cash flows from investing activities:
    Loans originated for investment.................................................     (62,707)     (63,150)
    Loans purchased for investment..................................................     (26,511)      (8,098)
    Principal repayments on loans...................................................      59,676       39,284
    Purchases of investment securities available for sale...........................          --       (1,008)
    Purchases of investment securities held to maturity.............................          --       (7,996)
    Maturities and principal repayments of investment securities held to maturity...      19,505        6,726
    Purchases of mortgage-backed securities available for sale......................      (8,237)          --
    Purchases of mortgage-backed securities held to maturity........................     (52,339)     (26,897)
    Principal repayments on mortgage-backed securities held to maturity.............      19,566        5,750
    Proceeds from sale of real estate held for sale.................................       2,040        2,371
    Purchase of FHLB stock..........................................................      (1,136)      (1,054)
    Investment in office premises and equipment.....................................      (1,109)        (716)
                                                                                       ---------    ---------
            Net cash used by investing activities...................................     (51,252)     (54,788)
                                                                                       ---------    ---------
Cash flows from financing activities:
    Increase in deposits............................................................      18,707       33,370
    Repayments of securities sold under agreements to repurchase....................          --         (300)
    Proceeds from funding of FHLB advances..........................................     281,200      291,500
    Repayments of FHLB advances.....................................................    (246,400)    (275,700)
    Stock options exercised.........................................................          63           73
    Repurchase of stock.............................................................        (989)        (953)
                                                                                       ---------    ---------
            Net cash provided by financing activities...............................      52,581       47,990
                                                                                       ---------    ---------
            Increase in cash and cash equivalents...................................       6,365        3,507

Cash and cash equivalents at beginning of period....................................      20,353       13,568
                                                                                       ---------    ---------

Cash and cash equivalents at end of period..........................................   $  26,718    $  17,075
                                                                                       =========    =========

                           QUAKER CITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)
                                   Unaudited
                                (In thousands)


                                                                                    NINE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                      1998      1997
                                                                                      ----      ----

Supplemental disclosures of cash flow information:
 Interest paid (including interest credited)......................................   $28,621   $25,226
 Cash paid for income taxes.......................................................     3,625       418
                                                                                     =======   =======
Supplemental schedule of noncash investing and financing activities:
 Additions to loans resulting from the sale of real estate acquired
  through foreclosure.............................................................   $ 1,033   $ 3,850
 Additions to real estate acquired through foreclosure............................     4,724     5,729
 Net change in unrealized gain on securities available for sale, net of taxes.....       280        --
                                                                                     =======   =======

         See accompanying notes to consolidated financial statements.

                           QUAKER CITY BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated statement of financial condition as of March 31, 1998, the related consolidated statements of operations for the three and nine months ended March 31, 1998 and 1997 and the related consolidated statements of cash flows for the nine months ended March 31, 1998 and 1997 are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial condition of Quaker City Bancorp, Inc. (the "Company") as of March 31, 1998 and its results of operations for the three and nine months ended March 31, 1998 and 1997 and cash flows for the nine months ended March 31, 1998 and 1997. The results of operations for the unaudited periods are not necessarily indicative of the results of operations to be expected for the entire year of fiscal 1998.

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

2. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Under SFAS 128, the Company is required to report both basic and diluted earnings per share. Basic earnings per share is determined by dividing net income by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Earnings per share for the quarter ended March 31, 1997 have been restated to conform with the provisions of SFAS 128 and to reflect the impact of a stock dividend declared during the fourth quarter of fiscal 1997.

QUAKER CITY BANCORP, INC.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Quaker City Bancorp, Inc. (the "Company"), incorporated in Delaware, is primarily engaged in the savings and loan business through its wholly owned subsidiary, Quaker City Federal Savings and Loan Association (the Association). At March 31, 1998, the Association operated ten retail banking offices in Southern California. The Association is subject to significant competition from other financial institutions, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

The Company is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds primarily in loans secured by one-to-four family residential mortgages, multifamily mortgages, commercial and industrial mortgages and mortgage-backed securities (MBS).

Two new retail banking branches were opened during February 1998 in Orange County, California, increasing the Company's total number of branches to ten. The Company will utilize these branches to expand its operating area and increase its retail deposit base in order to fund the Company's plans for continued asset growth. In addition, in late October 1997, the Company initiated an aggressive program designed to attract new checking account relationships. In the first five months of this program, through March 31, 1998, checking accounts increased from approximately 9,700 accounts to 11,800 accounts. This represents an increase of over 21% of total checking accounts during this period.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Total stockholders' equity for the Company was $75.3 million at March 31, 1998, compared to $70.2 million at June 30, 1997. Consolidated assets totaled $860.0 million at March 31, 1998, an increase of $58.6 million compared to June 30, 1997. All historical earnings per share data herein reflect a 25% common stock dividend paid to shareholders on May 30, 1997.

In the first quarter of fiscal 1997, the Office of Thrift Supervision (OTS) approved a repurchase of 236,000 shares of Company stock, which represented approximately 5% of then outstanding shares. Since the date of approval and through March 31, 1998, 167,250 shares of stock have been repurchased as allowable under this approval.

Total loans receivable amounted to $672.2 million at March 31, 1998, compared to $645.6 million at June 30, 1997. Loan originations and purchases totaled $41.0 million for the quarter ended March 31, 1998, compared to $24.2 million for the quarter ended March 31, 1997. Loan originations and purchases totaled $111.3 million for the nine months ended March 31, 1998, compared to $90.2 million for the nine months ended March 31, 1997.

For the quarter ended March 31, 1998 loan originations and purchases were comprised of $8.5 million of one-to-four family residential loans, $25.0 million of multifamily loans, $7.2 of commercial and industrial loans and $300,000 in consumer loans. This compares to $8.1 million of one-to-four family residential loans and $15.8 million of multifamily loans and $292,000 of commercial and industrial loans for the quarter ended March 31, 1997. For the nine months ended March 31, 1998, loan originations and purchases were comprised of $38.4 million of one-to-four family residential loans, $55.3 million of multifamily loans, $10.9 million of commercial and industrial loans and $6.7 million in consumer loans. This compares to $25.7 million of one-to-four family residential loans and $64.2 million of multifamily loans and $292,000 of commercial and industrial loans for the nine months ended March 31, 1997. One-to-four family loan and consumer loan originations and purchases increased from the prior year primarily as a result of an increase in loan purchases. Multifamily originations and purchases decreased over the comparable nine month period last year due to an increase in the number of financial institutions competing for loans on multifamily properties in the Company's operating area. At present, the Company expects to continue its focus on multifamily and commercial and industrial lending during the current fiscal year. In January 1998, the Company announced the hiring of the income property lending staff of another institution in Southern California. This new lending group funds primarily commercial and industrial loans as well as some multifamily loans and the increase in commercial and industrial lending for the current quarter is primarily a result of their production.

Mortgage-backed securities held to maturity amounted to $106.6 million at March 31, 1998, compared to $74.1 million at June 30, 1997. Mortgage-backed securities available for sale amounted to $8.3 million at March 31, 1998, compared to none at June 30, 1997. The increase in MBS available for sale is a result of the Company changing its investment policy to place adjustable-rate MBS purchased during the current fiscal year into available for sale. The Company increased earning assets during the first nine months of the fiscal year by purchasing MBS consistent with its current business strategy. For the nine months ended March 31, 1998 the Company purchased $52.3 million in mortgage-backed securities held to maturity, compared to $26.9 million for the same period in the previous year. Purchases of mortgage-backed securities available for sale amounted to $8.2 million for the nine months ended March 31, 1998, compared to none for the same period in the previous year. The purchase of mortgage-backed securities were funded primarily with Federal Home Loan Bank advances.

In addition to Federal Home Loan Bank advances, other sources of liquidity for the Company include principal repayments on loans and mortgage-backed securities, proceeds from sales of loans held for sale, other cash flows generated from operations and proceeds from increases in customer deposits.

Proceeds from loan sales amounted to $12.2 million for the quarter ended March 31, 1998 as compared to $8.3 million for the quarter ended March 31, 1997. Proceeds from loan sales were $20.6 million for the nine months ended March 31, 1998 as compared to $20.3 million for the nine months ended March 31, 1997. At present, the Company's policy is to sell most 30 and 15 year fixed-rate loans as well as certain one-to-four family adjustable, multifamily, and commercial and industrial loans originated that meet predefined criteria. Loans serviced for others increased to $275.5 million at March 31, 1998, from $216.4 million at March 31, 1997, primarily due to a purchase of servicing in the amount of $52.5 million during the quarter ended March 31, 1998.

Principal repayments on loans were $21.1 million and $16.0 million for the three months ended March 31, 1998 and 1997, respectively. For the nine months ended March 31, 1998 and 1997, principal repayments on loans were $59.7 and $39.3 million respectively. The increase in principal repayments during the three and nine month periods in 1998 is due primarily to an increase in customers refinancing their loans, generally to a fixed-rate loan, as interest rates declined during the periods in 1997. If interest rates remain low or decrease further, the speed at which loans and mortgage-backed securities prepay may remain higher than last year and may increase even further.

Savings and loan associations must, by regulation, maintain minimum levels of liquidity as a percentage of deposits and short-term borrowings. Effective November 24, 1997, the OTS reduced this requirement from 5% to 4%. The OTS also excluded deposits with maturities exceeding one year from the liquidity base, while expanding the types of investments considered to be liquid assets. The new rule includes a separate requirement that each thrift must maintain sufficient liquidity to ensure its safe and sound operation. The Association's average liquidity ratio for the quarters ended March 31, 1998 and 1997 was 4.21% and 5.11%, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997  The Company
------------------------------------------------------------
recorded net earnings of $1.7 million, $0.39 per basic share ($0.37 per diluted share) for the quarter ended March 31, 1998. This compares to net earnings of $1.3 million, $0.30 per basic share ($0.29 per diluted share) for the same period in fiscal 1997. Net earnings for the nine month period ending March 31, 1998 were $4.8 million, $1.10 per basic share ($1.04 per diluted share) compared to net earnings of $1.3 million, $0.30 per basic share ($0.29 per diluted share) for the same nine month period last year. The change in net earnings for the comparable nine month period is attributable to the one-time SAIF special assessment of $3.1 million accrued in the first quarter and paid in the second quarter of fiscal 1997, as well as a decline in the provision for loan losses of $1.5 million between the nine month period ended March 31, 1998 and March 31, 1997. Without the one-time special assessment, the Company's net earnings for the nine month period ended March 31, 1997 would have been $3.1 million, $0.72 per basic share ($0.68 per diluted share).

INTEREST INCOME  Interest income amounted to $16.4 million for the quarter ended
---------------
March 31, 1998 as compared to $14.8 million for the quarter ended March 31, 1997. Interest income amounted to $48.4 million for the nine months ended March 31, 1998 as compared to $43.4 million for the nine months ended March 31, 1997. The increase in interest income is primarily a result of a larger earning asset base for the respective period compared to the same period in the previous year.

INTEREST EXPENSE  Interest expense for the quarter ended March 31, 1998 was $9.7
----------------
million, compared to $8.8 million for the same quarter in the previous year. Interest expense for the nine months ended March 31, 1998 was $29.4 million, compared to $25.7 million for the same nine months in the previous year. The increase in interest expense is a result of an increase in the average balance of interest-bearing liabilities as well as an increase in the cost of interest-bearing liabilities during the nine month period.

NET INTEREST INCOME  The net interest margin for the quarter ended March 31,
-------------------
1998 was 3.25%, a 4 basis point increase from the same period last year. For the nine months ended March 31, 1998 the net interest margin was 3.11%, a 13 basis point decrease from the same period last year. The decline in the net interest margin for the comparable nine month period is primarily a result of the increase in the cost of interest-bearing liabilities and a decrease in yield on interest-earning assets. The decrease in yield on interest-earning assets was due primarily to the Company's increased utilization of agency MBS, which typically have a lower yield than mortgage loans, for funding liabilities. Net interest income before provision for loan losses for the quarter ended March 31, 1998 amounted to $6.7 million compared to $6.0 million for the same period last year. Net interest income before provision for loan losses for the nine months ended March 31, 1998 amounted to $19.0 million compared to $17.7 million for the same period last year. These increases are primarily a result of the increase in the amount of interest-earning assets relative to interest-bearing liabilities in the respective periods.

The following table displays average interest rates on the Company's interest-earning assets and interest-bearing liabilities:

                                            MARCH 31, 1998       MARCH 31, 1997
                                            --------------       --------------
                                           Three       Nine      Three      Nine
                                           Month      Month      Month      Month
                                          Average    Average    Average    Average
                                          --------   --------   --------   -------

Yield on interest-earning assets...........  7.93%      7.90%      7.94%     7.93%
Cost of interest-bearing liabilities.......  5.21%      5.32%      5.21%     5.18%
                                             ----       ----       ----      ----
Interest rate spread (1)...................  2.72%      2.58%      2.73%     2.75%
                                             ====       ====       ====      ====
Net interest margin (2)....................  3.25%      3.11%      3.21%     3.24%
                                             ====       ====       ====      ====

(1) The interest rate spread represents the difference between the weighted-average rate on interest-earning assets and the weighted average rate on interest-bearing liabilities.

(2) The net interest margin represents net interest income as a percentage of average interest-earning assets.

PROVISION FOR LOAN LOSSES  The provision for loan losses was $400,000 for the
-------------------------
three months ended March 31, 1998, compared to $500,000 for the same period last year. The provision for loan losses was $1.1 million for the nine months ended March 31, 1998, compared to $2.5 million for the same period last year. The decrease in the provision for the nine months ended March 31, 1998 compared to the same period last year is a result of a decrease in nonperforming loans and loan charge offs. The allowance for loan losses is maintained at an amount management considers adequate to cover losses on loans receivable which are deemed probable and estimable and is based on management's evaluation of the risks inherent in its loan portfolio and the general economy. A number of factors are considered, including asset classifications, estimated collateral values, local economic conditions, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Association's underwriting policies.

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

The following is a summary of the activity in the allowance for loan losses and the allowance for losses on real estate acquired through foreclosure (REO):


                                                      AT OR FOR THE              AT OR FOR THE
                                                    THREE MONTHS ENDED         NINE MONTHS ENDED

                                                   MARCH 31,    MARCH 31,    MARCH 31,    MARCH 31,
                                                     1998         1997         1998         1997
                                                     ----         ----         ----         ----
                                                       (IN THOUSANDS)            (IN THOUSANDS)

Accumulated through a charge to earnings:
   Balance at beginning of period...............     $6,664       $6,664       $6,496      $ 6,542
   Provision for loan losses....................        400          500        1,050        2,501
   Charge-offs, net.............................       (361)        (375)        (843)      (2,254)
                                                     ------       ------       ------      -------
   Balance at end of period.....................      6,703        6,789        6,703        6,789
Valuation allowance for portfolios acquired:
   Balance at beginning of period...............      1,269        1,284        1,276        1,291
   Reductions credited..........................         (3)          (6)         (10)         (13)
                                                     ------       ------       ------      -------
   Balance at end of period.....................      1,266        1,278        1,266        1,278
                                                     ------       ------       ------      -------
      Total allowance for loan losses...........     $7,969       $8,067       $7,969      $ 8,067
                                                     ======       ======       ======      =======

Allowance for REO losses:
   Balance at beginning of period...............     $  175       $  175       $  175      $   175
   Additions charged to operations..............         --           --           --           --
                                                     ------       ------       ------      -------
   Balance at end of period.....................     $  175       $  175       $  175      $   175
                                                     ======       ======       ======      =======


OTHER INCOME   Other income for the three months ended March 31, 1998 was
------------
$878,000 compared to $640,000 for the same period last year. For the nine months ended March 31, 1998 other income was $2.3 million as compared to $1.9 million for the same period a year earlier. The increase in other income for the three and nine months ended March 31, 1998 was a result of an increase in loan servicing charges due to increased loan payoffs as well as an increase in deposit fees due primarily to an increase in checking account activity.

OTHER EXPENSE   Other expense for the three months ended March 31, 1998 was $4.1
-------------
million, compared to $3.8 million the same period last year. For the nine months ended March 31, 1998 other expense was $11.6 million, compared to $14.7 million for the same period last year. The increase in other expense for the three months ended March 31, 1998 was primarily a result of an increase in compensation and employee benefits expense, an increase in expense related to real estate owned, in addition to an increase in marketing expense related to the checking account program. The decline in other expense for the nine months ended March 31, 1998 was primarily a result of other expense including for the nine months ended March 31, 1997 the accrual in September 1996 for the $3.1 million one-time special SAIF assessment.

Compensation and employee benefits expense increased $152,000 or 7.65% for the quarter ended March 31, 1998 as compared to the same quarter last year. For the nine months ended March 31, 1998 compensation and employee benefits expense increased $390,000 or 6.71% as compared to the same period last year. This increase in compensation and employee benefits expense is due to an increase in expense related to the Company's Employee Stock Ownership Plan (ESOP) established in 1993. When shares of stock are released from an ESOP, the sponsoring company recognizes employee benefit expense. Companies that established an ESOP after 1992, like the Company, are required to account for such expense at the fair value of the shares at the time of release of the Company stock to employee participants, as opposed to the original cost of the shares released. Accordingly, as the fair value of the Company's stock has increased during the past few quarters, ESOP expense has correspondingly increased. The expense related to the ESOP was $268,000 and $194,000 for the quarters ended March 31, 1998 and 1997, respectively. The expense related to the ESOP was $810,000 and $513,000 for the nine months ended March 31, 1998 and 1997, respectively, with virtually all of the increase resulting from the required fair value treatment of ESOP expense described above.

INCOME TAXES   The Company's effective tax rates were 44.4% and 42.8% for the
------------
quarter ended March 31, 1998 and 1997, respectively, and were comparable to the applicable statutory rates in effect.

YEAR 2000 COMPLIANCE

Quaker City Bancorp recognizes that the arrival of the Year 2000 presents a challenge to the ability of computer systems worldwide. Many existing computer programs use only two digits to identify a year in the date field with the assumption that the first two digits are always 19. Systems that calculate, compare or sort using the incorrect date will cause erroneous results, ranging from system malfunctions to incorrect or incomplete processing. If not remedied, potential risks include business disruption or shutdown and financial loss.

In April 1997, the Company developed a plan to address Year 2000 issues and appointed a Year 2000 task force with representatives from all divisions of the Company. Since the Company primarily utilizes computer software provided by outside firms, it is currently in the process of contacting vendors and evaluating vendor responses to Year 2000 issues. Those vendors contacted have indicated that their hardware/software is or will be Year 2000 compliant in time frames that meet regulatory requirements. The Company's plan provides for its Year 2000 readiness to be completed by mid-1999 consistent with OTS guidance. The total cost of the project to the Company is currently estimated to be $1 million and is comprised primarily of equipment and software that will be acquired and depreciated over its useful life in accordance with Company policy. Any personnel and consulting costs will be expensed as incurred. These currently contemplated Year 2000 compliance costs are expected to be funded primarily through operating cash flow and are not expected to have a material adverse effect on the Company's business, financial condition or results of operations. To date, the costs incurred related to Year 2000 are immaterial. However, although the Company is working diligently on Year 2000 compliance issues, no assurance can be given that all of the Company's and its vendors, systems will be compliant on a timely basis or the ultimate total costs to the Company to address the Year 2000 issue or the impact of the Company's failure to achieve Year 2000 compliance will not have a material adverse effect on the Company's business, financial condition or results of operations.

ASSET QUALITY

The following table sets forth information regarding nonaccrual loans, troubled debt restructured loans and real estate acquired through foreclosure at the dates indicated:

                                                                       AT          AT           AT
                                                                   MARCH 31,    JUNE 30,    MARCH 31,
                                                                     1998         1997        1997
                                                                     ----         ----        ----

                                                                         (DOLLARS IN THOUSANDS)

Nonaccrual loans (1):
  Real estate loans:
        One-to-four family....................................       $ 2,890     $ 3,226      $ 4,389
        Multifamily...........................................         2,223       2,387        2,520
        Commercial and land...................................         2,335       2,926        2,971
                                                                     -------     -------      -------
        Total nonaccrual loans (1)............................         7,448       8,539        9,880
Troubled debt restructured loans..............................           225         229          232
                                                                     -------     -------      -------
        Total nonperforming loans.............................         7,673       8,768       10,112
Real estate acquired through foreclosure......................         3,047       1,720        1,551
                                                                     -------     -------      -------
         Total nonperforming assets...........................       $10,720     $10,488      $11,663
                                                                     =======     =======      =======

Nonperforming loans as a percentage of gross loans (2)........          1.12%       1.33%        1.55%
Nonperforming assets as a percentage of total assets (3)......          1.25%       1.31%        1.49%
General Valuation Allowance (GVA) on loans
    as a percentage of gross loans............................          0.90%       0.94%        0.96%
GVA on loans as a percentage of total nonperforming loans (2).         80.15%      70.91%       61.87%
Total GVA as a percentage of total nonperforming assets (4)...         59.00%      60.95%       55.14%

(1) Nonaccrual loans are net of specific allowances of $1.1 million, $1.0 million and $1.2 million at March 31, 1998, June 30, 1997 and March 31, 1997, respectively.
(2) Nonperforming loans include nonaccrual and troubled debt restructured loans. Gross loans include loans held for sale.
(3) Nonperforming assets include nonperforming loans and REO.
(4) Total GVA includes loan and REO general valuation allowances.


The Company's nonaccrual policy provides that interest accruals generally are to be discontinued once a loan is past due for a period of 60 days or more. Loans may also be placed on nonaccrual status even though they are less than 60 days past due if management concludes that it is probable that the borrower will not be able to comply with the repayment terms of the loan.

The Company defines nonperforming loans as nonaccrual loans and troubled debt restructured loans (at March 31, 1998, all troubled debt restructured loans were performing according to their restructured terms). Nonperforming loans are reported net of specific allowances. Nonperforming assets are defined as nonperforming loans and real estate acquired through foreclosure.

Nonaccrual loans at March 31, 1998 consisted of $2.9 million in one-to-four family loans, $2.2 million in multifamily loans and $2.3 million in commercial and industrial loans. At June 30, 1997, nonaccrual loans consisted of $3.2 million in one-to-four family loans, $2.4 million in multifamily loans and $2.9 million in commercial and industrial loans, which includes $1.0 million in land loans.

Nonperforming assets increased to $10.7 million, 1.25% of total assets at March 31, 1998, compared to $10.5 million, 1.31% of total assets at June 30, 1997. The increase in nonperforming assets for the nine month period is primarily a result of an increase in REO. Controlling and reducing nonperforming assets continues to be a primary focus of the Company even in an improving Southern California economy.

IMPAIRED LOANS  A loan is considered impaired when based on current
--------------
circumstances and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Creditors are required to measure impairment of a loan based on any one of the following: (i) the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, (ii) an observable market price or (iii) the fair value of the loan's underlying collateral. The Company measures loan impairment based upon the fair value of the loan's underlying collateral property. Impaired loans exclude large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include all loans with principal balances of less than $300,000. At March 31, 1998, the Company had a gross investment in impaired loans of $7.8 million, including $6.3 million for which specific valuation allowances of $1.3 million had been established and $1.5 million for which no specific valuation allowance was considered necessary.

During the three and nine months ended March 31, 1998, the Company's average investment in impaired loans was $8.1 million. For the three and nine months ended March 31, 1998, income recorded on impaired loans totaled $214,000 and $558,000 respectively, substantially all of which was recorded utilizing the cash-basis method of accounting. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. Impaired loans totalling $3.4 million were not performing in accordance with their contractual terms at March 31, 1998, and have been included in nonaccrual loans at that date.

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

The Association was in compliance with all capital requirements in effect at March 31, 1998, and meets all standards necessary to be considered "well-capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Improvement Act of 1991 (FDICIA). The following table reflects the required and actual regulatory capital ratios of the Association at the dates indicated:

                                                  FIRREA            FDICIA             ACTUAL          ACTUAL
REGULATORY CAPITAL RATIOS FOR QUAKER CITY        MINIMUM      "WELL-CAPITALIZED"    AT MARCH 31,    AT JUNE 30,
FEDERAL SAVINGS AND LOAN ASSOCIATION           REQUIREMENT        REQUIREMENT           1998            1997
------------------------------------           -----------        -----------           ----            ----

Tangible capital...........................       1.50%                N/A              7.45%           7.34%
Core capital...............................       3.00%               5.00%             7.45%           7.34%
Risk-based capital.........................       8.00%              10.00%            13.21%          12.64%
Tier 1 Risk-based capital..................        N/A                6.00%            12.03%          11.42%

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q includes "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1955. All statements, other than statements of historical facts, included in this Report that address results or developments that the Company expects or anticipates will or may occur in the future, including such things as business strategy; economic trends, including the direction of interest rates and prepayment speeds of mortgage loans and MBS; goals; expansion and growth of the Company's business and operations; plans, including its plan regarding Year 2000 compliance; and other matters are forward- looking statements. These statements are based upon certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. These statements are subject to a number of risks and uncertainties, many of which are beyond the control of the Company, including general economic, market or business conditions; real estate market conditions, particularly in California; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in law of regulations; and other factors. Actual results could differ materially form those contemplated by these forward-looking statements. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even is substantially realized, that they will have the expected consequences to or effects on the Company and its business or operations. Forward-looking statements made in this Report speak as of the date hereof. The Company undertakes no obligation to update or revise any forward-looking statement made in this Report.

                          PART II.  OTHER INFORMATION


Item 5.   Other Information: Date of Annual Meeting
          -----------------------------------------

          The date of the 1998 annual meeting of stockholders of Quaker City Bancorp, Inc. ("the Company") has been set for Wednesday, November 18, 1998. Pursuant to Section 6 of Article I of the Company's Bylaws, stockholders who intend to submit a proposal or to make a nomination of a person for election to the Board of Directors at the 1998 Annual Meeting must provide timely written notice of the matter to the Corporate Secretary of the Company. To be timely, a stockholder's notice must be delivered or mailed to and received at the principal executive offices of the Corporation no less than ninety (90) days prior to the date of the Annual Meeting. Any notice to the Corporate Secretary must comply with the notice procedures and informational requirements of Section 6 of Article I of the Company's Bylaws (a copy of which is available upon request to the Corporate Secretary of the Company). No person shall be eligible for election as a Director of the Corporation unless nominated in accordance with the provisions of
          Section 6(c) of Article I of the Company's Bylaws.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------


                 (a)  Exhibits -
                      11.1 Computation of Earnings per Share
                      27.1 Financial Data Schedule
                      27.2 Restated Financial Data Schedule for period ended
                           December 31, 1996
                      27.3 Restated Financial Data Schedule for period ended
                           March 31, 1997

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

                                       QUAKER CITY BANCORP, INC.

Date:  May 15, 1998                 By: /s/    Dwight L. Wilson
       ------------                 ---------------------------------------
                                          Dwight L. Wilson
                                          Senior Vice President,
                                          Treasurer and Chief Financial Officer