Form 10-K405
period 1998-06-30
QUAKER CITY BANCORP INC
filed 1998-09-25
CIK 912465

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

                    For the fiscal year ended June 30, 1998

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
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

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

                         [X] Yes                [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked price of its Common Stock, $.01 par value, on September 22, 1998, on the Nasdaq National Market System was approximately $76,499,000.

  At September 22, 1998, 5,799,226 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held November 18, 1998 are incorporated by reference in Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I
 ITEM 1.    BUSINESS.....................................................    1
            General......................................................    1
            Lending Activities...........................................    3
            Delinquencies and Classification of Assets...................   11
            Nonperforming Assets and Restructured Loans..................   12
            Impaired Loans...............................................   14
            Allowances for Loan and Real Estate Losses...................   14
            Investment Activities........................................   17
            Sources of Funds.............................................   19
            Subsidiary Activities........................................   21
            Competition..................................................   22
            Personnel....................................................   22
            Federal Taxation.............................................   22
            State and Local Taxation.....................................   24
            Regulation and Supervision...................................   24
             General.....................................................   24
             Activities Restrictions.....................................   24
             Deposit Insurance...........................................   25
             Regulatory Capital Requirements.............................   26
             Prompt Corrective Action Requirements.......................   27
             Enforcement.................................................   28
             Savings and Loan Holding Company Regulation.................   28
             Classification of Assets....................................   30
             Community Reinvestment Act..................................   31
             Federal Home Loan Bank System...............................   32
             Required Liquidity..........................................   32
             Federal Reserve System......................................   32
             Year 2000 Compliance........................................   32
             Pending Legislation.........................................   33
 ITEM 2.    PROPERTIES...................................................   35
 ITEM 3.    LEGAL PROCEEDINGS............................................   36
 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   36
 ITEM 4A.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........   36

                                    PART II

 ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS..........................................   37
 ITEM 6.    SELECTED FINANCIAL DATA......................................   38
 ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS....................................   40
            General......................................................   40
            Results of Operations........................................   40
            Year 2000....................................................   42
            Financial Condition..........................................   44
            Capital Resources and Liquidity..............................   45
            Asset/Liability Management...................................   47
            Average Balance Sheet........................................   50
            Impact of Inflation and Changing Prices......................   52
            Impact of New Accounting Standards...........................   52

                                                                           PAGE
                                                                           ----
 ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...    54
 ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................   F-1
 ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.....................................  II-1

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

                                    PART IV

 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K..................................................  II-2
            SIGNATURES...................................................  II-6

  This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address results or developments that Quaker City Bancorp, Inc. (the Company) expects or anticipates will or may occur in the future, including such things as (i) business strategy; (ii) economic trends, including the condition of the real estate market in Southern California, and the direction of interest rates and prepayment speeds of mortgage loans and mortgage-backed securities; (iii) the adequacy of the Company's allowances for loan and real estate losses; (iv) goals; (v) expansion and growth of the Company's business and operations; (vi) plans, including the ultimate costs, results and effects of its plan regarding Year 2000 compliance; (vii) risks resulting from failure of third-party vendors and service providers to be Year 2000 compliant; and (viii) other matters are forward-looking statements. These statements are based upon certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. These statements are subject to a number of risks and uncertainties, many of which are beyond the control of the Company, including general economic, market or business conditions; real estate market conditions, particularly in California; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in law of regulations; and other factors. Actual results could differ materially from those contemplated by these forward-looking statements. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even in substantially realized, that they will have the expected consequences to or effects on the Company and its business or operations. Forward-looking statements made in this report speak as of the date hereof. The Company undertakes no obligation to update or revise any forward-looking statement made in this report.

                                    PART I

ITEM 1. BUSINESS

GENERAL

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

  The Association operates ten retail full service branches in the Southern California communities of Whittier (2), La Habra (2), Brea, Fullerton, La Mirada, Hacienda Heights, Anaheim Hills and Placentia.

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

  The Association's principal business has been and continues to be attracting retail deposits from the general public in the area surrounding its offices and investing those deposits, together with funds generated from operations and borrowings. Through its wholly owned subsidiary, Quaker City Financial Corporation ("QCFC"), the Company also engages in the sale of insurance and investment products on an agency basis. See "--Subsidiary Activities." The Company originates predominantly multifamily loans and one-to-four family loans within its primary market area and emphasizes multifamily lending in low and moderate income communities, specifically in the Los Angeles metropolitan area. In January 1998, the Company announced the hiring of the income property lending staff of another financial institution in Southern California. This new lending group within the Company originates primarily commercial and industrial loans as well as some multifamily loans and the increase in commercial and industrial lending during the current year is primarily attributable to this group's production. At June 30, 1998, the Company's gross mortgage loan portfolio (including loans held for sale) totaled approximately $712.8 million, of which approximately 39.26% was secured by one-to-four residential properties, 48.72% was secured by multifamily (five or more units) properties and 10.92% was secured by commercial properties. See "--Lending Activities." From June 30, 1997 to June 30, 1998, as a percentage of the gross mortgage loan portfolio, one-to-four residential property loans decreased by approximately 6.21%, multifamily loans increased by approximately 2.95% and commercial loans increased approximately 2.53%. Most of the Company's single-family loan production during fiscal 1998 was sold to the Federal National Mortgage Association ("FNMA"), [accounting for most of the reduction in one-to-four residential property loans as a percentage of the gross mortgage loan portfolio]. At June 30, 1998, approximately 79.73% of the one-to-four family, 96.39% of the multifamily and 81.09% of the commercial mortgage portfolios consisted of adjustable rate mortgage ("ARM") loans.

  In addition to originating loans to hold in portfolio, the Company also originates loans for sale. The Company sold $34.3 million of loans in fiscal 1998. The Company also purchases loans for investment and for sale. Loans sold come from loans held in the Company's portfolio designated as being held for sale or originated during the most recent period and designated as held for sale. Historically, the Company has generally retained the servicing rights on most loans sold, however, some loans are sold servicing released. In addition, the Company invests in securities issued by the U.S. Government and agencies thereof, mortgage-backed securities ("MBS") and other permitted investments under applicable federal laws and regulations. The Company's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, mortgage loan servicing activities, and interest and dividends on its investment securities and MBS.

  The Company's primary sources of funds are deposits, borrowings from the FHLB of San Francisco ("FHLB advances"), securities sold under agreements to repurchase, principal and interest payments on loans and proceeds from the sale of loans. At June 30, 1998, the Company had deposits of approximately $580.9 million, including approximately $82.1 million in certificates of deposit of $100,000 or more. At that date, the Company's borrowings included $216.0 million in FHLB advances. See "--Sources of Funds."

  On May 21, 1998, the Board of Directors of the Company declared a 25% common stock dividend paid on June 30, 1998, to shareholders of record on June 12, 1998. The dividend was intended as a distribution of retained earnings to the Company's shareholders and to enhance both the marketability and liquidity of the Company's stock. Total stockholders' equity was unchanged by the stock dividend and all historical earnings per share data herein reflect the increased number of shares of the Company's stock outstanding after the dividend. At June 30, 1998, the Company had stockholders' equity of $77.3 million, representing 8.71% of total assets.

  For the year ended June 30, 1998, the Company reported net earnings of $6.6 million, $1.14 per share diluted. This compares to net earnings of $2.8 million, $0.49 per share diluted and $3.6 million, $0.59 per share diluted for the years ended June 30, 1997 and 1996, respectively. The increase in fiscal 1998 earnings over fiscal 1997 was primarily due to an increase in net interest income and a decrease in the provision for loan losses in fiscal 1998 and the payment of the special assessment by the Association in fiscal 1997 as part of the recapitalization of the SAIF. The reduction in fiscal 1997 earnings over fiscal 1996 was primarily due to the special assessment paid by the Association in fiscal 1997 as part of the recapitalization of the SAIF. During the quarter ended September 30, 1996, the Association accrued $3.1 million in expense for this special assessment and paid this amount during the second quarter of fiscal 1997. Excluding the impact of the one-time special assessment, net earnings for the fiscal year ended June 30, 1997, would have been $4.6 million, $0.80 per share diluted.

  Total assets of the Company were $887.5 million at June 30, 1998, an increase of $86.1 million during the fiscal year. The increase in assets was primarily in residential loans with loans on multifamily properties increasing $45.3 million and one-to-four loans decreasing $20.1 million, and with investment securities and MBS increasing $10.5 million. The asset growth was funded by an increase in deposits of $27.7 million and $58.3 million of FHLB advances. At June 30, 1998, the Company had total deposits of $580.9 million and total borrowings of $216.0 million.

  The Southern California economy and real estate market in the Company's primary lending area have shown improvement during the year. The Company's level of nonperforming assets declined from June 30, 1997. The Company includes nonaccrual loans, troubled debt restructured loans and real estate acquired through foreclosure ("REO") in determining its level of nonperforming assets. At June 30, 1998, the Company reported $9.8 million in nonperforming assets compared to $10.5 million and $13.1 million at June 30, 1997 and 1996, respectively. The Company recorded provisions for loan losses of $1.5 million for the year ended June 30, 1998 compared to $3.0 million and $2.1 million for the years ended June 30, 1997 and 1996, respectively. See "--Allowances for Loan and Real Estate Losses" and "Management's Discussion and Analysis ("MD&A")--Results of Operations."

LENDING ACTIVITIES

  General. Since 1982, the Company has emphasized the origination of ARM loans for retention in its portfolio. This practice has enabled the Company to reduce its interest rate risk exposure by concentrating its loan portfolio in assets with either shorter terms or more frequent repricing, or both. The Company originates fixed rate loans in response to customer demand as well. The type of loans the Company originates is dependent upon the relative customer demand for fixed-rate or ARM loans, which in turn is affected by the current and expected level of interest rates. Historically, the Company has sold fixed rate loans in the secondary market to FNMA, Federal Home Loan Mortgage Corporation ("FHLMC") and others. During 1998, the Company retained certain fixed rate loans in its portfolio. In the third quarter of fiscal 1998, the Company hired the income property lending staff of another financial institution in Southern California to complement the existing loan department.

  Loan and Mortgage-Backed Securities Portfolio Composition. The Company's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four family and multifamily (five or more units) residences. At June 30, 1998, the Company had gross loans outstanding of $712.8 million, of which $279.9 million, or 39.26%, were one-to-four family mortgage loans. At the same date, multifamily mortgage loans totaled $347.3 million, or 48.72% of gross loans. The remainder of the loan portfolio consists of $77.8 million of commercial real estate loans, or 10.92% of gross loans, $348,000 of land loans, or .05% of gross loans, and other loans of $7.5 million, or 1.05% of gross loans. Included in these amounts at June 30, 1998 were $7.5 million of loans held for sale, comprising 1.05% of gross loans. At that same date, 79.73% of the Company's one-to-four family, 96.39% of its multifamily and 81.09% of its commercial mortgage loans had adjustable interest rates.

  The Company invests in MBS, including securities guaranteed by Government National Mortgage Association ("GNMA"), FNMA and FHLMC. To a limited extent the Company also invests in privately issued MBS which typically have received a "AA" or "AAA" credit rating from at least one nationally recognized rating service. The Company invests in both adjustable rate and fixed rate MBS. In an effort to reduce the potential interest rate risk inherent in fixed rate assets, the Company purchases fixed rate MBS with a variety of coupon rates, maturities, and prices. Furthermore, the assets are typically purchased with fixed rate FHLB advances of various terms to maturity primarily ranging from 1 month to 5 years in order to mitigate the Company's exposure to changes in interest rates. The adjustable rate MBS portfolio typically have life caps that will prevent the MBS from further upward adjustments in rate should interest rates rise above the cap limit. Prior to purchase, management considers the Company's overall tolerance to interest rate risk and invests accordingly. At June 30, 1998, the Company's MBS portfolio totaled $115.9 million or 13.05% of total assets. MBS are comprised of $71.9 million of agency securities, $3.6 million issued by other financial institutions and $39.4 million in collateralized mortgage obligations (CMO's). Of the $39.4 million in CMO's 91.37% or $36.0 million are agency guaranteed. For all years presented, the CMO's represent non-equity senior interests in mortgage pass-through certificates and were of investment grade. At June 30, 1998, $8.3 million in MBS were classified as available for sale.

  The following table sets forth the composition of the Company's loan and MBS portfolios in dollar amounts and percentages of the respective portfolio at the dates indicated.

                                                                 AT JUNE 30,
                     ------------------------------------------------------------------------------------------------------
                            1998                1997                1996                 1995                 1994
                     ------------------- ------------------- -------------------- -------------------- --------------------
                              PERCENTAGE          PERCENTAGE           PERCENTAGE           PERCENTAGE           PERCENTAGE
                      AMOUNT   OF TOTAL   AMOUNT   OF TOTAL   AMOUNT    OF TOTAL   AMOUNT    OF TOTAL   AMOUNT    OF TOTAL
                     -------- ---------- -------- ---------- --------  ---------- --------  ---------- --------  ----------
                                                           (DOLLARS IN THOUSANDS)
Loans:
 Residential:
   One-to-four
    units..........  $279,862    39.26%  $299,979    45.47%  $303,273     48.54%  $288,664     51.85%  $234,709     49.51%
   Multifamily.....   347,285    48.72    301,965    45.77    258,970     41.45    205,731     36.95    177,539     37.46
 Commercial........    77,810    10.92     55,331     8.39     60,822      9.74     60,709     10.91     60,617     12.79
 Land..............       348     0.05      1,352     0.21      1,038      0.17      1,046      0.19        691      0.15
 Other.............     7,544     1.05      1,070     0.16        627      0.10        546      0.10        412      0.09
                     --------   ------   --------   ------   --------    ------   --------    ------   --------    ------
   Loans, gross....   712,849   100.00%   659,697   100.00%   624,730    100.00%   556,696    100.00%   473,968    100.00%
                                ======              ======               ======               ======               ======
Less:
 Undisbursed loan
  funds............       579                 441                 378                  187                  183
 Unamortized
  discounts........     2,170               2,404               2,864                2,815                1,999
 Deferred loan
  fees, net........     3,612               3,493               3,093                2,442                2,184
 Allowance for
  loan losses......     7,955               7,772               7,833               12,108               13,660
                     --------            --------            --------             --------             --------
   Loans, net......   698,533             645,587             610,562              539,144              455,942
Less:
 Loans held for
  sale:
   One-to-four
    units..........     1,043                 623               1,455                  400                5,415
   Multifamily.....     6,464                 --                1,435                1,266                  --
                     --------            --------            --------             --------             --------
   Net loans held
    for investment.  $691,026            $644,964            $607,672             $537,478             $450,527
                     ========            ========            ========             ========             ========
Mortgage-backed
 securities:
 FNMA..............  $ 11,309     9.84%  $ 13,240    17.87%  $ 11,129     26.70%  $ 11,367     27.77%  $    --        -- %
 FHLMC.............     8,272     7.20      1,298     1.75      1,697      4.07      2,117      5.17        119      0.80
 GNMA..............    52,306    45.52     33,577    45.32      7,885     18.92        --        --         --        --
 Issued by other
  financial
  institutions.....     3,628     3.16      4,554     6.15      5,781     13.87     11,451     27.97     12,659     84.64
 Collateralized
  mortgage
  obligations......    39,391    34.28     21,423    28.91     15,185     36.44     16,004     39.09      2,178     14.56
                     --------   ------   --------   ------   --------    ------   --------    ------   --------    ------
                      114,906   100.00%    74,092   100.00%    41,677    100.00%    40,939    100.00%    14,956    100.00%
                                ======              ======               ======               ======               ======
Plus (Less):
 Unamortized
  premium
  (discount).......       945                  47                (502)                (946)                (247)
                     --------            --------            --------             --------             --------
   Mortgage-backed
    securities,
    net............   115,851              74,139              41,175               39,993               14,709
Less:
 Mortgage-backed
  securities
  available for
  sale.............     8,274                 --                  --                   --                 5,997
                     --------            --------            --------             --------             --------
   Net mortgage-
    backed
    securities held
    to maturity....   107,577              74,139              41,175               39,993                8,712
                     --------            --------            --------             --------             --------
Total net loans and
 mortgage-backed
 securities held
 for investment or
 to maturity.......  $798,603            $719,103            $648,847             $577,471             $459,239
                     ========            ========            ========             ========             ========

  Loan Maturity. The following table shows the contractual maturity of the Company's gross loans and MBS at June 30, 1998. The table includes loans held for sale of $7.5 million and MBS available for sale of $8.3 million. The table does not include estimated principal repayments. Actual principal repayments on loans totaled $91.8 million, $54.5 million and $48.0 million for the years ended June 30, 1998, 1997 and 1996, respectively. Principal repayments on MBS totaled $29.6 million, $7.3 million, and $11.2 million for the years ended June 30, 1998, 1997, and 1996, respectively.

                                                     AT JUNE 30, 1998
                          -----------------------------------------------------------------------
                            ONE-                                     TOTAL    MORTGAGE-
                          TO-FOUR   MULTI-                           LOANS      BACKED
                           FAMILY   FAMILY  COMMERCIAL LAND OTHER  RECEIVABLE SECURITIES  TOTAL
                          -------- -------- ---------- ---- ------ ---------- ---------- --------
                                                      (IN THOUSANDS)
Amounts due:
 One year or less.......  $  1,372 $  4,978  $ 1,097   $--  $  712  $  8,159   $    --   $  8,159
                          -------- --------  -------   ---- ------  --------   --------  --------
 After one year:
 More than one year to
  three years...........     7,695    2,192    9,823    --      25    19,735        --     19,735
 More than three years
  to five years.........     1,199   15,093   12,601    --      10    28,903        --     28,903
 More than five years to
  10 years..............    11,963   58,964   19,815    290    305    91,337      1,727    93,064
 More than 10 years to
  20 years..............    56,114  213,469   33,564    --   3,331   306,478     14,050   320,528
 More than 20 years.....   201,519   52,589      910     58  3,161   258,237     99,129   357,366
                          -------- --------  -------   ---- ------  --------   --------  --------
  Total due after one
   year.................   278,490  342,307   76,713    348  6,832   704,690    114,906   819,596
                          -------- --------  -------   ---- ------  --------   --------  --------
  Total amounts due.....  $279,862 $347,285  $77,810   $348 $7,544  $712,849   $114,906  $827,755
                          ======== ========  =======   ==== ======  ========   ========  ========

  The following table sets forth at June 30, 1998, the dollar amount of all loans due after June 30, 1999, and whether such loans have fixed or adjustable interest rates.

                                                          AT JUNE 30, 1998
                                                     ---------------------------
                                                      FIXED  ADJUSTABLE  TOTAL
                                                     ------- ---------- --------
                                                           (IN THOUSANDS)
Real estate loans:
  One-to-four family................................ $55,968  $222,522  $278,490
  Multifamily.......................................   9,942   332,365   342,307
  Commercial real estate............................  14,677    62,036    76,713
  Land..............................................     --        348       348
Other loans.........................................   4,598     2,234     6,832
                                                     -------  --------  --------
  Total loans....................................... $85,185  $619,505  $704,690
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

  Additionally, the Company purchases or participates in loans originated by other institutions. The determination to purchase loans is based upon the Company's investment needs and market opportunities. Subject to regulatory restrictions applicable to savings associations, the Company's current loan policies allow all loan types to be purchased. The determination to purchase specific loans or pools of loans is subject to the Company's underwriting policies, which require consideration of the financial condition of the borrower and the appraised value of the property, among other factors. The

Company has purchased loans from independent parties in various transactions. During the year ended June 30, 1998, $48.1 million, or 26.05% of the Company's total new loans were purchased.

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

  In an attempt to further minimize interest rate risk associated with fixed rate loans designated as held for sale, the Company may enter into commitments with FNMA and other investors (known as forward commitments) to sell loans at a future date at a specified price. The Company will then simultaneously process and close the loans, thereby attempting to protect the price of loans in process from interest rate fluctuations that may occur from application to sale. There is risk involved in this forward commitment activity. In a declining interest rate environment, borrowers may choose not to close loans, but the Company would remain obligated to fulfill its forward commitments. The inability of the Company to originate or acquire loans to fulfill these commitments may result in the Company being required to pay non-delivery fees. In an increasing interest rate environment, the Company is subject to interest rate risk in the event its commitments to make loans to borrowers exceeds its commitments to sell loans. At June 30, 1998, the Company had $987,000 in forward commitments with respect to fixed rate loans held for sale. The Company does not intend to enter into forward commitments on ARM loans.

  The Company sells loans and participations in loans with yield rates to the investors based upon current market rates. Gain or loss is recognized to the extent that the selling prices differ from the carrying value of the loans sold based on the estimated relative fair values of the assets sold and any retained interests, less any liabilities incurred. The assets obtained on sale are generally loan servicing assets. Liabilities incurred in a sale may include recourse obligations or servicing liabilities. Historically, the Company has not established servicing assets or liabilities upon sale of loans, although the Company has retained the servicing rights on loans sold, because management has determined that the benefits from the contractually specified servicing fees and other ancillary sources are offset by the cost the Company incurs in servicing.

  In addition to retaining the servicing rights for originated loans, the Company may also purchase mortgage servicing rights related to mortgage loans originated by other institutions. The Company's current loan policies provide that the aggregate amount of purchased mortgage servicing shall not exceed 75% of the total loans in the Company's portfolio that are serviced for others. In December 1997, the Company purchased the rights to service $52.5 million of loans for FNMA and FHLMC. At June 30, 1998, the Company had purchased mortgage servicing rights with a book value of $471,000.

  The following table sets forth activity in the Company's loan and MBS portfolios for the periods indicated:

                                                      AT OR FOR THE YEAR ENDED
                                                              JUNE 30,
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
Gross loans:
  Beginning balance................................. $659,697 $624,730 $556,696
    Loans originated:
    One-to-four family..............................   36,227   32,092   51,383
    Multifamily.....................................   77,703   79,541   70,841
    Commercial......................................   21,208    3,081      122
    Other...........................................    1,436      292      --
                                                     -------- -------- --------
    Total loans originated..........................  136,574  115,006  122,346
    Loans purchased.................................   48,112   12,521   27,789
    Loans to facilitate the sale of REO.............    1,365    4,847    5,580
                                                     -------- -------- --------
     Total..........................................  186,051  132,374  155,715
  Less:
    Transfer to REO.................................    6,239    8,313    7,764
    Principal repayments............................   91,846   54,465   48,032
    Sales of loans..................................   34,324   33,870   27,662
    Other, net......................................      490      759    4,223
                                                     -------- -------- --------
  Ending balance.................................... $712,849 $659,697 $624,730
                                                     ======== ======== ========
Gross mortgage-backed securities:
  Beginning balance................................. $ 74,092 $ 41,677 $ 40,939
    Mortgage-backed securities purchased............   71,767   40,228   13,766
  Less:
    Principal repayments............................   29,595    7,305   11,157
    Other, net......................................    1,358      508    1,871
                                                     -------- -------- --------
  Ending balance.................................... $114,906 $ 74,092 $ 41,677
                                                     ======== ======== ========

  One-to-Four Family Mortgage Lending. The Company offers both fixed-rate mortgage loans and ARM loans secured by one-to-four family residences, including, to a lesser extent, condominium units, located in the Company's primary market area, with maturities up to 30 years. Substantially all of such loans are secured by property located in Southern California. Loan originations are generally obtained from existing or past customers, members of the local communities and loan brokers. Included in one-to-four family loans are outstanding balances of $15.1 million of adjustable rate home equity credit lines tied to the Wall Street Prime index. These loans are generally secured by a first or second trust deed, with maturities up to 25 years.

  At June 30, 1998, the Company's gross loans outstanding were $712.8 million, of which $279.9 million, or 39.26%, were one-to-four family mortgage loans. Of the one-to-four family mortgage loans outstanding at that date, 20.27% were fixed-rate loans, and 79.73% were ARM loans. During the year ended June 30, 1998, the Company originated $36.2 million of one-to-four family loans. The Company's policy is to originate one-to-four family mortgage loans in amounts generally up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. In recent years, declines in the real estate values in the Company's primary lending area have resulted in increases in the loan-to-value ratio on some one-to-four family mortgage loans subsequent to origination.

  Multifamily Lending. The Company originates multifamily mortgage loans generally secured by 5-to-36 unit apartment buildings located in the Los Angeles metropolitan area. In originating a multifamily mortgage loan, the Company considers the qualifications of the borrower as well as the underlying security. Some of the foremost factors to be considered are the net operating income of the mortgaged premises before debt service and depreciation, the debt service ratio (the ratio of net operating income to debt service) and the ratio of the loan amount to appraised value. Pursuant to the Company's underwriting policies, a multifamily ARM loan generally may only be made in an amount up to 80% of the appraised value of the underlying property. The Company also generally requires a debt service coverage ratio of at least 110%. Properties securing a loan are appraised by an independent appraiser and title insurance is required on all loans. The average outstanding loan balance on multifamily mortgage loans at June 30, 1998 was approximately $332,000, with the largest loan being $2.6 million. The property collateralizing this loan is located in Anaheim, California and was not classified at June 30, 1998. In recent years, declines in the real estate values in the Company's primary lending area have resulted in increases in the loan-to-value ratio on some multifamily mortgage loans subsequent to origination.

  When evaluating the qualifications of the borrower for a multifamily loan, the Company considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, and the Company's lending experience with the borrower. The Company's underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property with current rental income. The borrower should also present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In assessing the creditworthiness of the borrower, the Company generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation. During the year ended June 30, 1998, the Company originated $77.7 million of multifamily loans. At June 30, 1998, the multifamily loan portfolio totaled $347.3 million or 48.72% of gross loans as compared to $302.0 million or 45.77% of gross loans at June 30, 1997. Of the $347.3 million in multifamily loans, 3.61% were fixed-rate loans and 96.39% were ARM loans.

  Multifamily loans are generally considered to involve a higher degree of credit risk and to be more vulnerable to deteriorating economic conditions than one-to-four family residential mortgage loans. These loans typically involve higher loan principal amounts and the repayment of such loans generally depend on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. Recessionary economic conditions of the type that prevailed in the Company's primary lending market area in recent years tend to result in higher vacancy and reduced rental rates and net operating incomes from multifamily residential properties. Of the Company's $1.3 million of charge-offs in fiscal 1998, $839,000, or 66.85%, were for multifamily loans. See "--Allowances for Loan and Real Estate Losses."

  Commercial Real Estate Lending. The Company originates commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings or a combination of residential and retail facilities located in the Company's primary market area. At June 30, 1998, the commercial real estate loan portfolio aggregated $77.8 million. Of the $77.8 million, 18.91% were fixed-rate loans and 81.09% were ARM loans. The Company originated $21.2 million of commercial real estate loans, which resulted in an increase of 40.63% in the commercial loan portfolio as compared to June 30, 1997. The increase in commercial loan originations during the year is primarily a result of increases in loan production resulting from the Company's hiring of the income property lending staff of another financial institution in Southern California. The Company's underwriting procedures provide that commercial real estate loans generally may be made in amounts up to 70% of the appraised value of the property. These loans may be made with terms up to 30 years for ARM loans. The Company's underwriting standards and procedures are similar to those applicable to its multifamily loans, wherein the Company considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Company has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 110%. The largest commercial real estate loan in the Company's portfolio, located in Los Angeles, California, had an outstanding principal balance at June 30, 1998 of $2.4 million and was not classified.

  Commercial real estate loans are generally considered to involve a higher degree of credit risk and to be more vulnerable to deteriorating economic conditions than one-to-four family residential mortgage loans. These loans typically involve higher loan principal amounts and the repayment of such loans generally depend on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. Recessionary economic conditions of the type that prevailed in the Company's primary lending market area in recent years tend to result in higher vacancy and reduced rental rates and net operating incomes from commercial properties. Of the Company's $1.3 million of charge-offs in fiscal 1998, none were for commercial real estate loans. As the Company has increased its commercial real estate loan portfolio during the past fiscal year from $55.3 million at June 30, 1997 to $77.8 million at June 30, 1998 (approximately 40.63%), the Company's past loss experience with respect to its commercial real estate loan portfolio may not be representative of the risk of loss in such portfolio in the future. See "--Allowances for Loan and Real Estate Losses."

  Certain Loan Terms. The interest rates for the majority of the Company's ARM loans in portfolio are indexed to the 11th District Cost of Funds Index ("COFI"). The Company currently offers a number of ARM loan programs with interest rates tied to treasury based and COFI indices which adjust monthly, semi-annually or annually, some of which have payment caps. Because of payment caps and the different times at which interest rate adjustments and payment adjustments are made, in periods of rising interest rates monthly payments may not be sufficient to pay the interest accruing on some of the Company's ARM loans. The amount of any shortfall ("negative amortization") is added to the principal balance of the loan to be repaid through future monthly payments, which could cause increases in the amount of principal owed to the Company over that which was originally lent. The Company currently has approximately $396.8 million in mortgage loans that may be subject to negative amortization. During the years ended June 30, 1998, 1997 and 1996, the negative amortization associated with these loans totaled $478,000, $618,000 and $994,000, respectively. Significant negative amortization can increase the associated risk of default on loans, particularly for loans originated with relatively high loan-to-value ratios. Based on historical experience, management does not believe that the loss experience on the loans that are subject to negative amortization is materially different from the loss experience on the balance of its portfolio.

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

  Loan Approval Procedures and Authority. The Company's Board of Directors has a standing Loan Committee. The Loan Committee is primarily responsible for establishing the lending policies of the Company and reviewing properties offered as security. The Board of Directors has authorized the following persons to approve loans up to the amounts indicated: mortgage loans in amounts of $1.0 million and below may be approved by the respective Loan Division Manager or his designate; mortgage loans in excess of $1.0 million and up to $1.5 million require the approval of the President or any member of the Loan Committee; and mortgage loans in excess of $1.5 million requires the approval of at least two members of the Loan Committee.

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

  At June 30, 1998, 1997 and 1996, delinquencies in the Company's loan portfolio were as follows:

                                 1998                              1997                              1996
                   --------------------------------- --------------------------------- ---------------------------------
                      60-89 DAYS    90 DAYS OR MORE     60-89 DAYS    90 DAYS OR MORE     60-89 DAYS    90 DAYS OR MORE
                   ---------------- ---------------- ---------------- ---------------- ---------------- ----------------
                   NUMBER PRINCIPAL NUMBER PRINCIPAL NUMBER PRINCIPAL NUMBER PRINCIPAL NUMBER PRINCIPAL NUMBER PRINCIPAL
                     OF    BALANCE    OF    BALANCE    OF    BALANCE    OF    BALANCE    OF    BALANCE    OF    BALANCE
                   LOANS  OF LOANS  LOANS  OF LOANS  LOANS  OF LOANS  LOANS  OF LOANS  LOANS  OF LOANS  LOANS  OF LOANS
                   ------ --------- ------ --------- ------ --------- ------ --------- ------ --------- ------ ---------
                                                          (DOLLARS IN THOUSANDS)
One-to-four fami-
 ly..............     5    $  399     22    $2,514      4    $  442     25    $3,011      3    $  246     12    $1,467
Multifamily......     5     1,377      4     1,691      3     1,045      4       348      5     2,220     11     3,991
Commercial.......     3     1,663      3       249      5     3,648      3     1,054      1     1,087      7     3,155
Other loans......   --        --     --        --     --        --     --        --     --        --       4       105
                    ---    ------    ---    ------    ---    ------    ---    ------    ---    ------    ---    ------
 Total...........    13    $3,439     29    $4,454     12    $5,135     32    $4,413      9    $3,553     34    $8,718
                    ===    ======    ===    ======    ===    ======    ===    ======    ===    ======    ===    ======
Delinquent loans
 to
 total gross
 loans...........            0.48%            0.62%            0.78%            0.67%            0.57%            1.40%

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

  The following table sets forth information with respect to the classified assets of the Company at June 30, 1998.

                                                         AT JUNE 30, 1998
                                                   ----------------------------
                                                   SUBSTANDARD DOUBTFUL  TOTAL
                                                   ----------- -------- -------
                                                          (IN THOUSANDS)
Real estate loans:
  One-to-four family..............................   $ 6,099     $--    $ 6,099
  Multifamily.....................................     5,775      --      5,775
  Commercial and Land.............................     4,317      --      4,317
REO...............................................     2,678      --      2,678
Investment in subsidiaries(1).....................       108      --        108
Securities........................................        46      --         46
                                                     -------     ----   -------
Total Classified Assets...........................   $19,023     $--    $19,023
                                                     =======     ====   =======

--------
(1) At June 30, 1998, the Company classified as Substandard 26% of the Company's equity investment in subsidiaries. At such date, QCFC reported total assets of $1.2 million. See "--Subsidiary Activities."

  Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", the Company recognizes impairment on troubled collateral dependent loans by creating a specific valuation allowance. At June 30, 1998 and 1997, the specific valuation allowance totaled $1.7 million and $1.6 million, respectively. The loans for which a specific valuation allowance was established are in the process of collection. At such time that these loans are deemed uncollectible the specific valuation allowance will be charged-off.

  In addition to adversely classified assets, assets which do not currently expose the Company to sufficient risk to warrant adverse classification but possess weaknesses are designated "Special Mention." According to OTS guidelines, Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. At June 30, 1998, $6.2 million of assets were graded as Special Mention, compared to $10.0 million at June 30, 1997.

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

                                                 AT JUNE 30,
                                    ------------------------------------------
                                     1998    1997     1996     1995     1994
                                    ------  -------  -------  -------  -------
                                            (DOLLARS IN THOUSANDS)
Real estate loans:
  One-to-four family............... $2,779  $ 3,226  $ 1,614  $ 1,269  $ 2,033
  Multifamily......................  2,257    2,387    4,949    3,999    4,429
  Commercial and land..............  1,912    2,926    3,781    2,510    3,359
Other:
  Loans secured by savings
   deposits........................    --       --       105      --        35
                                    ------  -------  -------  -------  -------
  Total nonaccrual loans(1)........  6,948    8,539   10,449    7,778    9,856
Troubled debt restructured loans...    223      229      234    3,387    5,352
                                    ------  -------  -------  -------  -------
  Total nonperforming loans........  7,171    8,768   10,683   11,165   15,208
Real estate acquired through
 foreclosure.......................  2,678    1,720    2,435    2,045    2,154
                                    ------  -------  -------  -------  -------
  Total nonperforming assets....... $9,849  $10,488  $13,118  $13,210  $17,362
                                    ======  =======  =======  =======  =======
Ratios:
  Net charge-offs to average loans.   0.18%    0.47%    1.13%    0.75%    0.34%
  General Valuation Allowance (GVA)
   on loans as a percentage of
   total nonaccrual loans(1).......  89.39    72.81    54.72    99.00    87.13
  GVA on loans as a percentage of
   gross loans.....................   0.87     0.94     0.92     1.38     1.81
  GVA on loans as a percentage of
   total nonperforming loans(2)....  86.61    70.91    53.52    68.97    56.47
  Total GVA as a percentage of
   total nonperforming assets(3)...  64.84    60.95    44.92    59.61    50.13
  Total nonaccrual loans as a
   percentage of gross loans(1)....   0.98     1.29     1.67     1.40     2.08
  Nonperforming loans as a
   percentage of gross loans(2)....   1.01     1.33     1.71     2.01     3.21
  Nonperforming assets as a
   percentage of total assets(4)...   1.11     1.31     1.81     2.06     3.39

--------
(1) Nonaccrual loans are net of specific allowances of $945,000, $1.0 million, $1.8 million, $3.7 million and $4.8 million for the years ended June 30, 1998, 1997, 1996, 1995 and 1994, respectively.
(2) Nonperforming loans include nonaccrual and troubled debt restructured loans. Gross loans include loans held for sale.
(3) Total GVA includes loan and REO general valuation allowances.
(4) Nonperforming assets include nonperforming loans and REO.

  The gross amount of interest income on nonaccrual loans that would have been recorded during the years ended June 30, 1998, 1997 and 1996 if the nonaccrual loans had been current in accordance with their original terms was $640,000, $782,000 and $1.1 million, respectively. For the years ended June 30, 1998, 1997 and 1996, $399,000, $469,000 and $565,000, respectively, was actually earned on nonaccrual loans and is included in interest income on loans in the consolidated statements of operations for such years included in this report. Interest income earned on nonaccrual loans is generally recorded utilizing the cash-basis method of accounting. See "Financial Statements and Supplementary Data."

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

  Factors considered as part of the periodic loan review process to determine whether a loan is impaired, as defined under SFAS 114, address both the amount the Company believes is probable that it will collect and the timing of such collection. As part of the Company's loan review process the Company considers such factors as the ability of the borrower to continue to meet the debt service requirements, assessments of other sources of repayment, the fair value of any collateral and the Company's prior history in dealing with the particular type of loan involved. In evaluating whether a loan is considered impaired, insignificant delays (less than twelve months) in the absence of other facts and circumstances would not alone lead to the conclusion that a loan was impaired.

  At June 30, 1998 and 1997, the Company had a gross investment in impaired loans of $8.1 million and $8.0 million, respectively. During the year ended June 30, 1998 and 1997, the Company's average investment in impaired loans was $8.2 million and for the years then ended, interest income on such loans totaled $752,000 and $704,000, respectively. Interest income on impaired loans which are performing is generally recorded utilizing the cash-basis method of accounting. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. Impaired loans totaling $3.4 million and $4.3 million were not performing in accordance with their contractual terms at June 30, 1998 and 1997, and have been included in nonaccrual loans at that date.

  The Company recognizes impairment on troubled collateral dependent loans by creating a specific valuation allowance. The loans for which a specific valuation allowance was established are in the process of collection. At such time that these loans are deemed uncollectible, the specific valuation allowance is charged-off.

  Impaired loans at June 30, 1998 include $6.0 million of loans for which specific valuation allowances of $1.2 million had been established and $2.1 million of loans for which no specific valuation allowance was considered necessary. At June 30, 1997, the Company had $5.5 million of impaired loans for which specific valuation allowances of $1.2 million had been established and $2.5 million of such loans for which no specific valuation allowance was considered necessary. All such provisions for losses and related recoveries are recorded as part of the total allowance for loan losses.

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

  The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, the Company's underwriting policies and the regulatory environment. As the Company has increased its commercial real estate loan portfolio during the past fiscal year from $55.3 million at June 30, 1997 to $77.8 million at June 30, 1998 (approximately 40.63%), the Company's past loss experience with respect to its commercial real estate loan portfolio may not be representative of the risk of loss in such portfolio in the future. It is the Company's general policy to obtain appraisals on the underlying property for loans 90 days or more past due and over $500,000. If the loan amount is under $500,000, appraisals are obtained at the time of foreclosure.

  The Company's allowance for loan losses amounted to $8.0 million, or 1.12% of gross loans, at June 30, 1998 compared to $7.8 million, or 1.18% of gross loans, at June 30, 1997. The allowance for loan losses at June 30, 1998 reflects management's evaluation of the risks inherent in its loan portfolio and various other factors, including those factors identified in the preceding paragraph. The Company's ratio of nonperforming loans to gross loans decreased to 1.01% at June 30, 1998 from 1.33% at June 30, 1997. The Company's ratio of nonperforming assets to total assets decreased during this period to 1.11% at June 30, 1998 from 1.31% at June 30, 1997. As of June 30, 1998, the Company's total GVA to nonperforming assets, was 64.84% as compared to 60.95% at June 30, 1997.

  The Company recorded a provision for loan losses of $1.5 million for the year ended June 30, 1998, compared to $3.0 million, $2.1 million, $998,000 and $10.2 million for the years ended June 30, 1997, 1996, 1995 and 1994, respectively. The decrease in the provision for 1998 is primarily a result of decreased charge-offs and nonaccrual loans during this period. Management believed that the increases in the provisions for 1997 and 1996 were necessary to replenish the allowance for loan losses to what management believed was an adequate level due to charge-offs taken during these years. The decrease in the provision in 1995 as compared to 1994 was primarily a result of the reduction in nonperforming assets during 1995. The increase in charge-offs in 1995 and 1996 was primarily a result of acquiring title to or resolving properties damaged in the January 1994 Northridge earthquake as well as continued declines in the Southern California economy during those years.

  Although the Company believes that the allowance for loan losses at June 30, 1998 is adequate, there can be no assurance that the Company will not have to establish additional loss provisions based upon future events. The Company will continue to monitor and modify its allowances for loan losses as conditions dictate. In addition, the OTS and the FDIC, as an integral part of their examination process, periodically review the Company's valuation allowance. These agencies may require the Company to establish additional allowances, based on their judgments of the information available at the time of the examination. See "Regulation and Supervision--Classification of Assets."

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

  The following table sets forth activity in the Company's total allowance for loan losses and allowance for losses on REO.

                                     AT OR FOR THE YEAR ENDED JUNE 30,
                                  -------------------------------------------
                                   1998     1997     1996     1995     1994
                                  -------  -------  -------  -------  -------
                                              (IN THOUSANDS)
Accumulated through a charge to
 earnings:
  Balance at beginning of year... $ 6,496  $ 6,542  $10,614  $13,458  $ 4,833
  Provision for loan losses......   1,450    3,001    2,103      998   10,200
  Charge-offs:
    One-to-four family...........    (416)    (699)    (968)    (160)     (57)
    Multifamily..................    (839)  (2,182)  (3,896)  (3,252)  (1,198)
    Commercial and land..........     --      (165)  (1,309)    (428)    (304)
    Non-mortgage.................     --        (1)      (2)      (2)     (16)
  Recoveries.....................     --       --       --       --       --
                                  -------  -------  -------  -------  -------
   Subtotal charge-offs, net.....  (1,255)  (3,047)  (6,175)  (3,842)  (1,575)
                                  -------  -------  -------  -------  -------
  Balance at end of year.........   6,691    6,496    6,542   10,614   13,458
Valuation allowance for portfo-
 lios acquired:
  Balance at beginning of year...   1,276    1,291    1,494      202      246
  Purchases......................     --       --       294    1,308      --
  Charge-offs:
    Multifamily..................     --       --      (471)     --       --
  Reductions credited............     (12)     (15)     (26)     (16)     (44)
                                  -------  -------  -------  -------  -------
  Balance at end of year.........   1,264    1,276    1,291    1,494      202
                                  -------  -------  -------  -------  -------
  Total allowance for loan loss-
   es............................ $ 7,955  $ 7,772  $ 7,833  $12,108  $13,660
                                  =======  =======  =======  =======  =======
Allowance for REO losses:
  Balance at beginning of year... $   175  $   175  $   175  $   115  $    95
  Additions charged to opera-
   tions.........................     --       --       --        60       20
                                  -------  -------  -------  -------  -------
  Balance at end of year......... $   175  $   175  $   175  $   175  $   115
                                  =======  =======  =======  =======  =======

  The following table sets forth the Company's allowance for loan losses to total loans and the percentage of loans to total loans in each of the categories listed.

                                                                AT JUNE 30,
                         -----------------------------------------------------------------------------------------
                                    1998(1)                       1997(1)                       1996(1)
                         ----------------------------- ----------------------------- -----------------------------
                                PERCENTAGE PERCENTAGE         PERCENTAGE PERCENTAGE         PERCENTAGE PERCENTAGE
                                    OF      OF LOANS              OF      OF LOANS              OF      OF LOANS
                                ALLOWANCE    IN EACH          ALLOWANCE    IN EACH          ALLOWANCE    IN EACH
                                 TO TOTAL  CATEGORY TO         TO TOTAL  CATEGORY TO         TO TOTAL  CATEGORY TO
                         AMOUNT ALLOWANCE  TOTAL LOANS AMOUNT ALLOWANCE  TOTAL LOANS AMOUNT ALLOWANCE  TOTAL LOANS
                         ------ ---------- ----------- ------ ---------- ----------- ------ ---------- -----------
                                                          (DOLLARS IN THOUSANDS)
One-to-four family...... $1,421    17.86%     39.26%   $1,709    21.99%     45.47%   $1,306    16.67%     48.54%
Multifamily.............  3,556    44.70      48.72     3,318    42.69      45.77     4,744    60.56      41.45
Commercial..............  1,337    16.81      10.92     1,085    13.96       8.39     1,288    16.44       9.74
Land....................    --       --        0.05       210     2.70       0.21       199     2.54       0.17
Other...................     38     0.48       1.05       --       --        0.16       --       --        0.10
Unallocated.............  1,603    20.15        N/A     1,450    18.66        N/A       296     3.79        N/A
                         ------   ------     ------    ------   ------     ------    ------   ------     ------
 Total allowance
  for loan losses....... $7,955   100.00%    100.00%   $7,772   100.00%    100.00%   $7,833   100.00%    100.00%
                         ======   ======     ======    ======   ======     ======    ======   ======     ======

                                                  AT JUNE 30,
                         -------------------------------------------------------------
                                    1995(1)                        1994(1)
                         ------------------------------ ------------------------------
                                            PERCENTAGE                     PERCENTAGE
                                 PERCENTAGE  OF LOANS           PERCENTAGE  OF LOANS
                                     OF       IN EACH               OF       IN EACH
                                 ALLOWANCE   CATEGORY           ALLOWANCE   CATEGORY
                                  TO TOTAL      TO               TO TOTAL      TO
                         AMOUNT  ALLOWANCE  TOTAL LOANS AMOUNT  ALLOWANCE  TOTAL LOANS
                         ------- ---------- ----------- ------- ---------- -----------
                                            (DOLLARS IN THOUSANDS)
One-to-four family...... $ 1,338    11.05%     51.85%   $   989     7.24%     49.51%
Multifamily.............   6,499    53.68      36.95      8,613    63.05      37.46
Commercial..............   2,475    20.44      10.91      2,220    16.25      12.79
Land....................     344     2.84       0.19        407     2.98       0.15
Other...................     --       --        0.10          2     0.02       0.09
Unallocated.............   1,452    11.99        N/A      1,429    10.46        N/A
                         -------   ------     ------    -------   ------     ------
 Total allowance
  for loan losses....... $12,108   100.00%    100.00%   $13,660   100.00%    100.00%
                         =======   ======     ======    =======   ======     ======

--------
(1) In 1998, 1997, 1996, 1995 and 1994, total specific allowances amounted to $1.7 million, $1.6 million, $2.2 million, $4.3 million and $5.1 million, respectively.

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

  The investment policy of the Company attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. Specifically, the Company's policy generally limits investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment-grade. The Company's policy authorizes investment in marketable equity securities meeting the Company's guidelines. The policy requires that all investment purchases be ratified by the Board of Directors of the Company. At June 30, 1998, the Company had federal funds sold and other short-term investments and investment securities in the aggregate amount of $33.3 million with a fair value of $33.3 million.

  The following table sets forth certain information regarding the amortized cost and fair values of the Company's federal funds sold and other short-term investments and investment securities portfolio at the dates indicated:

                                               AT JUNE 30,
                          -----------------------------------------------------
                                1998              1997              1996
                          ----------------- ----------------- -----------------
                          AMORTIZED  FAIR   AMORTIZED  FAIR   AMORTIZED  FAIR
                            COST     VALUE    COST     VALUE    COST     VALUE
                          --------- ------- --------- ------- --------- -------
                                             (IN THOUSANDS)
Federal funds sold and
 other short-term
 investments.............  $26,420  $26,420  $12,950  $12,950  $ 6,400  $ 6,400
                           =======  =======  =======  =======  =======  =======
Investment securities:
 Held to maturity:
   U.S. Government and
    Federal agency
    obligations..........  $ 4,729  $ 4,741  $36,303   36,142  $37,048  $36,437
   Municipal bonds.......      329      329      351      351      371      371
                           -------  -------  -------  -------  -------  -------
     Total held to
      maturity...........    5,058    5,070   36,654   36,493   37,419   36,808
 Available for sale:
   Marketable Equity
    Securities...........    1,200    1,819    1,200    1,432      --       --
                           -------  -------  -------  -------  -------  -------
     Total investment
      securities.........  $ 6,258  $ 6,889  $37,854  $37,925  $37,419  $36,808
                           =======  =======  =======  =======  =======  =======

  The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Company's federal funds sold and other short-term investments and investment securities as of June 30, 1998.

                                                                    AT JUNE 30, 1998
                    -----------------------------------------------------------------------------------------------
                                                            MORE THAN ONE      MORE THAN FIVE     MORE THAN TEN
                       NO MATURITY      ONE YEAR OR LESS  YEAR TO FIVE YEARS YEARS TO TEN YEARS       YEARS
                    ------------------ ------------------ ------------------ ------------------ ------------------
                              WEIGHTED           WEIGHTED           WEIGHTED           WEIGHTED           WEIGHTED
                    AMORTIZED AVERAGE  AMORTIZED AVERAGE  AMORTIZED AVERAGE  AMORTIZED AVERAGE  AMORTIZED AVERAGE
                      COST     YIELD     COST     YIELD     COST     YIELD     COST     YIELD     COST     YIELD
                    --------- -------- --------- -------- --------- -------- --------- -------- --------- --------
                                                                 (DOLLARS IN THOUSANDS)
Federal funds sold
 and other short-
 term investments.   $  --      -- %    $26,420    5.60%   $  --       -- %    $--        --%     $--        -- %
                     ======     ===     =======    ====    ======     ====     ====      ===      ====      ====
Investment
securities:
 Held to maturity:
 U.S. Government
  and Federal
  agency
  obligations.....   $  --      -- %    $   547    6.07%   $4,182     6.31%    $--        --%     $--        -- %
 Municipal bonds..      --      --          --      --        --       --       --        --       329      7.00(1)
                     ------             -------            ------              ----               ----
  Total held to
   maturity.......      --      --          547    6.07     4,182     6.31      --        --       329      7.00
 Available for
  sale:
 Marketable Equity
  securities......    1,200     N/A         --      --        --       --       --        --       --        --
                     ------             -------            ------              ----               ----
  Total investment
   securities.....   $1,200     N/A     $   547    6.07%   $4,182     6.31%    $--        --%     $329      7.00%
                     ======             =======            ======              ====               ====
                          TOTAL
                    ------------------
                              WEIGHTED
                    AMORTIZED AVERAGE
                      COST     YIELD
                    --------- --------
Federal funds sold
 and other short-
 term investments.   $26,420    5.60%
                    ========= ========
Investment
securities:
 Held to maturity:
 U.S. Government
  and Federal
  agency
  obligations.....   $ 4,729    6.28%
 Municipal bonds..       329    7.00
                    ---------
  Total held to
   maturity.......     5,058    6.33
 Available for
  sale:
 Marketable Equity
  securities......     1,200     N/A
                    ---------
  Total investment
   securities.....   $ 6,258    6.33%
                    =========

-------
(1) This rate represents the coupon rate on the investment and has not been computed on a tax equivalent basis.

SOURCES OF FUNDS

  General. Deposits, FHLB advances, securities sold under agreements to repurchase, loan repayments and prepayments, and proceeds from sales of loans are the primary sources of the Company's funds for use in lending, investing and for other general purposes.

  Deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of passbook savings, checking accounts, money market accounts and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in which its branch offices are located. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. Certificate of deposit accounts in excess of $100,000 are not actively solicited by the Company nor does the Company use brokers to obtain deposits. Management continually monitors the Company's certificate accounts and historically the Company has retained a large portion of such accounts upon maturity. See "MD&A--Capital Resources and Liquidity--Sources of Funds and Liquidity."

  The following table presents the deposit activity of the Company for the periods indicated.

                                                 FOR THE YEAR ENDED JUNE 30,
                                                -------------------------------
                                                  1998       1997       1996
                                                ---------  ---------  ---------
                                                       (IN THOUSANDS)
Deposits....................................... $ 741,609  $ 651,616  $ 579,878
Withdrawals....................................  (742,092)  (636,318)  (572,111)
                                                ---------  ---------  ---------
Net deposits...................................      (483)    15,298      7,767
Interest credited on deposits..................    28,207     25,371     23,592
                                                ---------  ---------  ---------
  Total increase in deposits................... $  27,724  $  40,669  $  31,359
                                                =========  =========  =========

  The following table presents the amount and weighted average rate of time deposits equal to or greater than $100,000 at June 30, 1998:

                                                             FOR THE YEAR ENDED
                                                               JUNE 30, 1998
                                                            --------------------
MATURITY PERIOD                                                       WEIGHTED
                                                            AMOUNT  AVERAGE RATE
---------------                                             ------- ------------
                                                                (DOLLARS IN
                                                                 THOUSANDS)
Three months or less....................................... $22,701     5.49%
Over three through six months..............................  19,006     5.41
Over six through 12 months.................................  21,762     5.23
Over 12 months.............................................  18,635     6.13
                                                            -------
Total...................................................... $82,104     5.55
                                                            =======

  The following table sets forth the distribution of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

                                                       FOR THE YEAR ENDED JUNE 30,
                          --------------------------------------------------------------------------------------
                                      1998                         1997                         1996
                          ---------------------------- ---------------------------- ----------------------------
                                   PERCENTAGE                   PERCENTAGE                   PERCENTAGE
                                    OF TOTAL  WEIGHTED           OF TOTAL  WEIGHTED           OF TOTAL  WEIGHTED
                          AVERAGE   AVERAGE   AVERAGE  AVERAGE   AVERAGE   AVERAGE  AVERAGE   AVERAGE   AVERAGE
                          BALANCE   DEPOSITS    RATE   BALANCE   DEPOSITS    RATE   BALANCE   DEPOSITS    RATE
                          -------- ---------- -------- -------- ---------- -------- -------- ---------- --------
                                                          (DOLLARS IN THOUSANDS)
Money market deposits...  $110,990    19.67%    4.52%  $ 83,372    15.72%    4.20%  $ 75,176    15.12%    3.99%
Passbook deposits.......    17,425     3.09     2.01     17,899     3.38     1.98     21,028     4.23     1.99
NOW and other demand
 deposits...............    26,363     4.67     1.27     24,011     4.53     1.16     23,006     4.63     1.20
Non-interest bearing
 deposits...............     9,253     1.64      --       7,718     1.46      --       6,296     1.46      --
                          --------   ------            --------   ------            --------   ------
 Total..................   164,031    29.07             133,000    25.09             126,766    25.49
                          --------   ------            --------   ------            --------   ------
Certificate accounts:
Three months or less....   111,121    19.69     5.49     99,718    18.81     5.43     86,940    17.49     5.60
Over three through six
 months.................    98,605    17.48     5.51     88,175    16.63     5.43     82,662    16.63     5.73
Over six through 12
 months.................   114,989    20.38     5.56    110,972    20.93     5.61    121,386    24.40     5.77
Over one to three years.    63,974    11.34     6.00     68,637    12.94     5.76     43,524     8.75     5.89
Over three to five
 years..................    11,494     2.04     5.77     29,683     5.60     6.15     35,961     7.23     6.20
Over five years.........        21      --      5.39          6      --      5.23         42     0.01     7.06
                          --------   ------            --------   ------            --------   ------
 Total certificates.....   400,204    70.93     5.60    397,191    74.91     5.59    370,515    74.51     5.78
                          --------   ------            --------   ------            --------   ------
 Total deposits.........  $564,235   100.00%    4.99   $530,191   100.00%    4.97   $497,281   100.00%    5.05
                          ========   ======            ========   ======            ========   ======

  The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to contractual maturity of the certificate accounts outstanding at June 30, 1998.

                                                       CERTIFICATE AMOUNTS MATURING IN THE YEAR ENDING
                                 AT JUNE 30,                              JUNE 30,
                          -------------------------- ---------------------------------------------------
                                                                                      2003 AND
                            1996     1997     1998     1999    2000    2001    2002  THEREAFTER  TOTAL
                          -------- -------- -------- -------- ------- ------- ------ ---------- --------
                                                          (IN THOUSANDS)
Certificate accounts:
0 to 4.00%..............  $    720 $    167 $    --  $    --  $   --  $   --  $  --    $  --    $    --
4.001 to 5.00%..........    59,878   38,622   39,995   38,661     196      61    621      456     39,995
5.001 to 6.00%..........   249,461  229,085  276,992  253,208  15,090   5,403  1,921    1,370    276,992
6.001 to 7.00%..........    72,907   97,347   76,599   24,345  41,213   6,671  4,319       51     76,599
7.001 to 8.00%..........     6,520   35,834    7,527        8   7,514     --     --         5      7,527
8.001 to 9.00%..........        57      344       27       27     --      --     --       --          27
Over 9.001%.............        12       20      --       --      --      --     --       --         --
                          -------- -------- -------- -------- ------- ------- ------   ------   --------
 Total..................  $389,555 $401,419 $401,140 $316,249 $64,013 $12,135 $6,861   $1,882   $401,140
                          ======== ======== ======== ======== ======= ======= ======   ======   ========

  Borrowings. From time to time the Company has obtained advances from the FHLB and may do so in the future as an alternative to retail deposit funds. FHLB advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These advances are collateralized by the capital stock of the FHLB held by the Company and certain of the Company's mortgage loans. See "--Regulation and Supervision--Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Company, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. During 1998, the Company periodically borrowed advances to provide needed liquidity and to supplement retail deposit gathering activity. See "MD&A--Capital Resources and Liquidity--Sources of Funds and Liquidity." At June 30, 1998, the Company had $216.0 million in outstanding advances from the FHLB. During fiscal 1998, the maximum amount of FHLB advances that the Company had outstanding at any month-end was $216.0 million. As anticipated by management, the Company's total borrowing from the FHLB increased in fiscal 1998.

  The following table sets forth certain information regarding the Company's borrowed funds at or for the periods ended on the dates indicated:

                                          AT OR FOR THE YEAR ENDED JUNE 30,
                                         -------------------------------------
                                            1998         1997         1996
                                         -----------  -----------  -----------
                                               (DOLLARS IN THOUSANDS)
FHLB advances:
 Average balance outstanding............ $   185,032  $   148,312  $    96,789
 Maximum amount outstanding at any
  month-end during the period........... $   216,000  $   166,600  $   135,300
 Balance outstanding at end of period... $   216,000  $   157,700  $   135,300
 Weighted average interest rate during
  the period............................        5.93%        5.77%        5.76%
 Weighted average interest rate at end
  of period.............................        5.86%        6.10%        5.87%
Securities sold under agreements to
 repurchase:
 Average balance outstanding............ $       --   $        72  $     8,283
 Maximum amount outstanding at any
  month-end during the period........... $       --   $       300  $    17,146
 Balance outstanding at end of period... $       --   $       --   $       300
 Weighted average interest rate during
  the period............................         N/A         5.56%        5.92%
 Weighted average interest rate at end
  of period.............................         N/A          N/A         5.57%

  For information regarding securities sold under agreements to repurchase, loan repayments and prepayments and proceeds from loan sales as sources of funds for the Company, see "MD&A--Capital Resources and Liquidity--Sources of Funds and Liquidity."

SUBSIDIARY ACTIVITIES

  QCFC, a wholly owned subsidiary of the Association, is currently engaged, on an agency basis, in the sale of casualty insurance, mutual funds and annuity products primarily to the Association's customers and members of the local community and as a trustee of the Association's deeds of trust. In the past, QCFC has been involved in real estate development projects. Currently, the only real estate development project in which QCFC has an investment is an apartment building in Pasadena, California. The apartment building is managed by the general partner. QCFC has a limited partner interest in the project, with a carrying value of $115,000 at June 30, 1998. It is anticipated that the building will be sold as market conditions permit. The Association does not currently intend to engage in any future real estate development projects through QCFC or otherwise. As of June 30, 1998, and for the year then ended, QCFC had $1.2 million in total assets and net income of $149,000.

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

PERSONNEL

  As of June 30, 1998, the Association had 130 full-time employees and 49 part-time employees. The employees are not represented by a collective bargaining unit and the Association considers its relationship with its employees to be good.

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

  Pursuant to certain provisions appended to the Small Business Job Protection Act signed into law in August 1996 (the "Act"), the above-described bad debt deduction rules available to thrifts such as the Association have been repealed. Under the Act, the Association has changed its method of accounting for bad debts from the reserve method formerly permitted under section 593 of the Internal Revenue Code of 1986, as amended (the "Code") to the "specific charge-off" method. Under the specific charge-off method, which is governed by section 166 of the Code and the regulations thereunder, tax deductions may be taken for bad debts only if loans become wholly or partially worthless. Although the Act generally requires that qualifying thrifts recapture (i.e., include in taxable income) over a six-year period a portion of their existing bad debt reserves equal to their "applicable excess reserves," the Association does not have applicable excess reserves subject to recapture. However, the Association's tax bad debt reserve balance of approximately $10.9 million as of June 30, 1998 will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to stockholders in excess of the Association's current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Association. The Association does not intend to make distributions to stockholders that would result in recapture of any portion of its bad debt reserve. Since management intends to use the reserve only for the purpose for which it was intended, a deferred tax liability of approximately $3.7 million has not been recorded.

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

  The date of the Company's last complete Internal Revenue Service (IRS) tax audit was December, 1985. There is a three-year statute of limitations for federal tax filings. Tax years 1995 through 1997 are considered open tax years for IRS audit purposes.

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

STATE AND LOCAL TAXATION

  State of California. The California franchise tax rate applicable to the Company equals the franchise tax rate applicable to corporations generally plus an "in lieu" rate approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Association); however, the total tax rate currently applicable to the Company cannot exceed 10.84% for the 1998 calendar year. Under California regulations, bad debt deductions are available in computing California franchise taxes using a three or six year weighted average loss experience method. The Company and its California subsidiary file California state franchise tax returns on a combined basis.

  The Company is currently under examination by the California Franchise Tax Board for tax years ending December 1990-1993. At this time the Company has not received any notices of proposed assessments from the taxing authorities.

  Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware Corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

REGULATION AND SUPERVISION

GENERAL

  The Association is a federally chartered savings association, a member of the FHLB of San Francisco, and is subject to regulation by the OTS and the FDIC. The Association's deposits are insured by the FDIC through the SAIF, up to applicable limits. As a result of its ownership of the Association, the Company is a savings and loan holding company subject to regulation by the OTS. As described in more detail below, statutes and regulations applicable to the Association govern such matters as the investments and activities in which the Association can engage; the amount of capital the Association must hold; mergers and changes of control; establishment and closing of branch offices; and dividends payable by the Association. Statutes and regulations applicable to the Company govern such matters as changes of control of the Company and transactions between the Association and the Company.

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

  The descriptions set forth below and elsewhere in this document of the statutes and regulations that are applicable to the Company do not purport to be a complete description of such statutes and regulations and their effects on the Company, or to identify every statute and regulations that may apply to the Company. The following description of statutory and regulatory provisions and proposals is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

ACTIVITIES RESTRICTIONS

  Qualified Thrift Lender Test. The qualified thrift lender ("QTL") test requires that, in at least nine out of every twelve months, at least 65% of a savings bank's "portfolio assets" must be invested in a limited list of "qualified thrift investments," primarily investments related to housing loans and certain other assets. If the Association fails to satisfy the QTL test and does not requalify as a QTL within one year, the Company must register and be regulated as a bank holding company, and the Association must either convert to a commercial bank charter or become subject to restrictions on branching, business activities and dividends as if it were a national bank. At June 30, 1998, approximately 90.11% of the Association's portfolio assets constituted qualified thrift investments and the Association met the QTL test each month in fiscal 1998.

  Investment and Loan Limits. In general, federal savings institutions such as the Association may not invest directly in equity securities, debt securities that are not rated investment grade, or real estate, other than real estate used for the institution's offices and related facilities. Indirect equity investment in real estate through a subsidiary is permissible, but subject to limitations based on the amount of the institution's assets, and the institution's investment in such a subsidiary must be deducted from regulatory capital in full.

  Loans by a savings institution to a single borrower are generally limited to 15% of the institution's "unimpaired capital and unimpaired surplus," which is similar but not identical to total capital. Aggregate loans by the Association that are secured by nonresidential real property are generally limited to 400% of the institution's total capital. Commercial loans not secured by real property may not exceed 10% of the Association's total assets, and consumer loans may not exceed 35% of the Association's total assets. At June 30, 1998, the Association was in compliance with the above investment limitations.

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

  Safety and Soundness Standards. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required the OTS to prescribe for savings associations minimum acceptable operational and managerial standards, and standards for asset quality, earnings, and stock valuation. The standards cover internal control, loan documentation, credit underwriting, interest rate exposure, asset growth, and employee compensation. Any institution that fails to meet the OTS regulations promulgated under the safety and soundness requirements must submit an acceptable plan for compliance or become subject to the ability of the OTS, in its discretion, to impose operational restrictions similar to those that would apply to a failure to meet minimum capital requirements as discussed below.

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

DEPOSIT INSURANCE

  Deposit Insurance Premium Assessments. The FDIC has established a risk-based system for setting deposit insurance assessments on deposits. Currently, all of the Association's deposits are

SAIF-insured. Under the risk-based assessment system, an institution's insurance assessment will vary depending on the level of capital the institution holds and the degree to which it is the subject of supervisory concern to the FDIC. SAIF-assessed deposits are currently subject to insurance premiums between 0.0% and 0.27%. The Association's assessment rate was 0.0% as of June 30, 1998.

  The Deposit Insurance Funds Act of 1996 altered the obligation to make interest payments on debt obligations issued by the Financing Corporation ("FICO Debt") so that assessments to collect the necessary funds are imposed separately from the deposit insurance premium and are now assessed on BIF-insured deposits, although at a lower rate, as well as on SAIF-insured deposits. Currently, the Association's FICO Debt assessment rate is 0.0610%. Until December 31, 1999 or, if earlier, the date on which the last savings institution ceases to exist, SAIF deposits are assessed to pay interest on the FICO Debt at five times the rate at which BIF deposits are assessed to pay such interest. Institutions whose deposits are exclusively or primarily BIF-insured (such as almost all commercial banks) therefore have certain competitive advantages over institutions whose deposits are primarily SAIF-insured. Currently, all of the Association's deposits are SAIF-insured.
See "Business--Federal Taxation" for a discussion of recent changes concerning bad debt deductions historically available to qualifying thrift institutions.

REGULATORY CAPITAL REQUIREMENTS

  The OTS's capital regulations include three separate minimum capital requirements for the savings institution industry--a "tangible capital requirement," a "leverage limit" (also referred to as the "core capital ratio"), and a "risk-based capital requirement." These capital standards must be no less stringent than the capital standards applicable to national banks. In addition, institutions whose exposure to interest rate risk is deemed to be above normal are required to deduct a portion of such exposure in calculating their risk-based capital requirements. The OTS also has the authority, after giving the affected institution notice and an opportunity to respond, to establish individual minimum capital requirements ("IMCR") for a savings institution which are higher than the industry minimum requirements, upon a determination that an IMCR is necessary or appropriate in light of the institution's particular circumstances. Savings institutions that do not meet their capital requirements are subject to a number of sanctions similar to but less restrictive than the sanctions under the Prompt Corrective Action system described below, and to a requirement that the OTS be notified of any changes in the institution's directors or senior executive officers.

  The three industry minimum capital requirements are as follows:

    Tangible capital of at least 1.5% of adjusted total assets. Tangible capital is composed of (1) an institution's common stock, perpetual non-cumulative preferred stock, and related earnings or surplus (excluding unrealized gains and losses on securities classified as available-for-sale), (2) certain nonwithdrawable accounts and pledged deposits and (3) the amount, if any, of equity investment by others in the institution's subsidiaries, after deducting (a) the institution's investments in and extensions of credit to subsidiaries engaged as principal in activities not permissible for national banks, net of any reserves established against such investments and (b) certain non-qualifying intangible assets. Deferred tax assets whose realization depends on the institution's future taxable income or on the institution's tax planning strategies must also be deducted from tangible capital to the extent that such assets exceed the lesser of (1) 10% of core capital, or
  (2) the amount of such assets that can be realized within one year, unless such assets were reportable as of December 31, 1992, in which case no deduction is required.

  In general, adjusted total assets equal the institution's consolidated total assets, minus any assets that are deducted in calculating the amount of capital. At June 30, 1998, the Association's ratio of tangible capital to adjusted total assets was 7.44%.

    Core capital of at least 3% of adjusted total assets. Core capital consists of tangible capital plus (1) qualifying intangibles such as certain mortgage servicing rights and purchased credit card relationships and (2) any core deposit premium in existence on March 4, 1994 whose inclusion in core capital is grandfathered by the OTS. The OTS and the other banking agencies have proposed to amend the minimum leverage requirement to be 4% for all but the highest rated savings associations and banks. At June 30, 1998, the Association's core capital ratio was 7.44%.

    Total capital of at least 8% of risk-weighted assets. Total capital includes both core capital and "supplementary" capital items deemed less permanent than core capital, such as subordinated debt and general loan loss allowances (subject to certain limits). At least half of total capital must consist of core capital. Risk-weighted assets are determined by multiplying each category of an institution's assets, including certain assets sold with recourse and other off balance sheet assets, by an assigned risk weight based on the credit risk associated with those assets, and adding the resulting sums. The amount of risk-based capital, however, that may be required to be maintained by the institution for recourse assets cannot be greater than the total of the recourse liability. The four risk-weight categories include zero percent for cash and government securities, 20% for certain high-quality investments, 50% for certain qualifying one-to-four family and multifamily mortgage loans and 100% for assets (including past-due loans and real estate owned) that do not qualify for preferential risk-weighting. At June 30, 1998, the Association's risk-based capital ratio was 12.97%, and accordingly the Association exceeded all three of the industry minimum capital requirements.

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

  An institution is treated as well capitalized if its risk-based capital ratio is at least 10.0%, its ratio of core capital to risk-weighted assets (the "Tier 1 risk-based capital ratio") is at least 6.0%, its leverage ratio is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. At June 30, 1998, the Association had a risk-based capital ratio of 12.97%, a Tier 1 risk-based capital ratio of 11.84%, and a core capital ratio of 7.44%, which qualified the Association for the well-capitalized category. The Association's capital category under the prompt corrective action system may not be an accurate representation of the Association's overall financial condition or prospects.

  An institution will be adequately capitalized if its risk-based capital ratio is at least 8.0%, its Tier 1 risk-based capital ratio is at least 4.0%, and its core capital ratio is at least 4.0% (3.0% if the institution receives the highest rating on the OTS CAMEL financial institutions rating system). An institution whose capital does not meet the amounts required in order to be adequately capitalized will be treated as undercapitalized. If an undercapitalized institution's capital ratios are less than 6.0%, 3.0%, or 3.0%
respectively, it will be treated as significantly undercapitalized. Finally, an institution will be treated as critically undercapitalized if its ratio of "tangible equity" (core capital plus cumulative preferred stock minus intangible assets other than supervisory goodwill and purchased mortgage servicing rights) to adjusted total assets is equal to or less than 2.0%.

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

  Additionally, as of June 30, 1998, the Association had a tax bad debt reserve balance of approximately $10.9 million. Any distribution by the Association to the Company that exceeds the Association's current or accumulated earnings and profits as calculated for federal income tax purposes would be treated as a distribution of the bad debt reserve and would be subject to recapture taxes of up to 51%. See "Business--Federal Taxation" regarding recently enacted changes relating to bad debt reserve recapture. The Association does not intend to make distributions to stockholders that would result in recapture of any portion of its bad debt reserve. Since management intends to use the reserve only for the purpose for which it was intended, a deferred tax liability of approximately $3.7 million has not been recorded.

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

  Under the CRA regulations of the OTS and the other federal banking agencies, an institution's performance in making loans and investments and maintaining branches and providing services in low- and moderate-income areas within the communities that it serves is evaluated. In connection with its assessment of CRA performance, the OTS assigns a rating of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance." Based on the latest examination conducted by the OTS in 1996, the Association was rated outstanding.

FEDERAL HOME LOAN BANK SYSTEM

  The Federal Home Loan Banks provide a credit facility for member institutions. As a member of the FHLB of San Francisco, the Association is required to own capital stock in the FHLB of San Francisco in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential loans, residential purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were residential mortgage loans, or 5% of its advances from the FHLB of San Francisco. At June 30, 1998 the Association was in compliance with this requirement. Furthermore, FHLB advances must be collateralized with certain types of assets. Accordingly, the Association has pledged certain loans to the FHLB of San Francisco as collateral for its advances. See "--Pending Legislation," below regarding legislation proposing changes in the operation of the Federal Home Loan Bank system.

REQUIRED LIQUIDITY

  OTS regulations require savings institutions to maintain, for each calendar quarter, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances and specified United States government, state and federal agency obligations) equal to at least 4% of the quarter end balance of its deposits, excluding those with maturities exceeding one year, plus short-term borrowings. The OTS may change this liquidity requirement from time to time to an amount within a range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of member institutions, and may exclude from the definition of liquid assets any item other than cash and the balances maintained in satisfaction of FRB reserve requirements, described below. The Association's average liquidity ratio exceeded the applicable requirement at all times during fiscal 1998.

FEDERAL RESERVE SYSTEM

  The Federal Reserve Board requires savings institutions to maintain reserves against certain of their transaction accounts (primarily deposit accounts that may be accessed by writing unlimited checks). For the calculation period including June 30, 1998, the Association was not required to maintain reserves with the Federal Reserve Board because it maintains certain levels of cash on hand at its branches and with the requisite custodian. If balances are maintained to meet the reserve requirements imposed by the Federal Reserve Board, they do not earn interest but may be used to satisfy the Association's liquidity requirements discussed above.

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

YEAR 2000 COMPLIANCE

  In May 1997, the Federal Financial Institutions Examination Council ("FFIEC") issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding Year 2000 project management awareness. The FFIEC has highly prioritized Year 2000 compliance in order to avoid major disruptions to the operations of financial institutions and the country's financial systems. The FFIEC statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the Year 2000 issue. The federal banking agencies have been conducting Year 2000 compliance examinations, and the failure to implement an adequate Year 2000 program can be identified as an unsafe and unsound banking practice. The OTS has established an examination procedure which contains three categories of ratings: "Satisfactory", "Needs Improvement", and "Unsatisfactory". Institutions that receive a Year 2000 rating of Unsatisfactory may be subject to formal enforcement action, supervisory agreements, cease and desist orders, civil money penalties, or the appointment of a conservator. In addition, federal banking agencies will be taking into account Year 2000 compliance programs when reviewing applications and may deny an application based on Year 2000 related issues.

  The FFIEC statement outlined five phases for financial institutions to use as benchmarks to assess their Year 2000 readiness: (1) awareness, (2) assessment, (3) renovation, (4) validation and (5) implementation.

  In April 1998, FFIEC issued Year 2000 compliance testing guidance. The following key milestones set forth in such guidance are applicable to the
Company:

 June 30, 1998..... Institutions should complete the development of their written testing strategies and plans.
 March 31, 1999.... Testing by institutions relying on service providers for mission-critical systems should be substantially complete.
                    External testing with material other third parties
                    (customers, other financial institutions, business
                    partners, payment system providers, etc.) should have
                    begun.
 June 30, 1999..... Testing of mission-critical systems should be complete and implementation should be substantially complete.

  For purposes of the FFIEC guidance, an application or system is mission-critical if it is vital to the successful continuance of a core business activity. An application also may be mission-critical if it interfaces with a designated mission-critical system. Products of software vendors also may be mission-critical.

PENDING LEGISLATION

  The current session of Congress has been considering H.R. 10, the Financial Services Act of 1998, which addresses, inter alia, the affiliations permissible for insured banks and savings associations. In 1997, this bill was passed by the House Banking Committee and subsequently, with amendments, by the House Commerce Committee. The version of H.R. 10 considered by those committees included as Title III the "Thrift Charter Transition Act of 1997." That proposal followed up on legislation enacted in 1996 that provides that the SAIF and BIF would merge on January 1, 1999, if there were no savings associations, as defined, in existence on that date. The Thrift Charter Transition Act would eliminate the federal savings association charter, require all such savings associations to become banks (with limited grandfathering of nonconforming activities), transfer the OTS to be a division of the Office of the Comptroller of the Currency (the "OCC"), and conform the regulation of savings and loan holding companies to this structure with limited grandfathering.

  H.R. 10 was passed by the House of Representatives on May 13, 1998 by a single vote and contained substantial changes to the savings association provisions. The entire Thrift Charter Transition Act was deleted, and a new Title IV was inserted that addressed only savings and loan holding company issues. Under this Title IV, no company could control a newly chartered savings association under an application filed after March 31, 1998, unless that company engaged only in "financial activities" as defined in H.R. 10. Any company that qualified as a "Unitary" savings and loan holding company ("Unitary Company") (or had an application pending) on that date would continue to operate under present law, and any company would be able to acquire such a grandfathered Unitary Company without regard to the activities in which that acquiring company might engage.

  On September 11, 1998, the Senate Banking Committee considered H.R. 10, adopted an omnibus Managers Amendment that significantly amended, inter alia, Title IV, and passed this version of the bill by a 16-2 vote. As modified by the Senate Committee, section 401 of Title IV would significantly revise
Section 10(c) of the Home Owners Loan Act concerning the activities of savings and loan holding companies.

  Activities of Savings and Loan Holding Companies. Revised section 401 provides that any company that was a Unitary Company on September 3, 1998, may continue to operate under present law as long as the company continues to meet the two tests for Unitary Company status under present law: it can control only one savings institution, excluding any institution acquired in a supervisory acquisition, and each such institution must meet the QTL test. The Senate Bill further requires that a grandfathered Unitary Company must continue to control at least one savings association, or a successor institution, that it controlled on September 3, 1998. Such a grandfathered Unitary Company may continue to conduct its business as a Unitary Company and may continue to control or acquire any type of company (except a commercial bank) including nonfinancial companies.

  The Senate Bill terminates the creation of new Unitary Companies by providing that a company that acquires control of a savings association after September 3, 1998, must either be a grandfathered Unitary Company or a company engaged only in financial activities (or nonconforming activities that must be ceased within two years). Under this provision, a grandfathered Unitary Company could transfer control of a subsidiary savings association only to another grandfathered Unitary Company, a bank or financial holding company as defined in H.R. 10, or a currently unregulated company that could meet the financial-only test. The OTS is given express authority to prevent evasions of this limitation on the creation of new Unitary Companies. Corporate reorganizations involving a savings and loan holding company and a company under common control with that a grandfathered Unitary Company are expressly permitted.

  Any savings and loan holding company that is not a grandfathered Unitary Company may engage after that date only in the activities permissible for financial holding companies under H.R. 10--i.e., "financial activities" as defined elsewhere in the bill. This provision in effect ends the distinction in present law between "multiple" savings and loan holding companies and Unitary Companies going forward. Any savings and loan holding company that is not a grandfathered Unitary Company will be able to have affiliates engaged in any financial activity without regard to the number of insured savings associations that it controls.

  Conversion to National Bank. Section 402 of H.R. 10 as added by the Senate committee authorizes any federal savings association in operation prior to date of enactment of this legislation to convert to a national bank charter and retain any branches that it might have, as long as the converting institution can meet all financial, management, and capital requirements applicable to a national bank.

  Federal Home Loan Bank Amendments. H.R. 10 as amended by the Senate Banking Committee includes the "Federal Home Loan Bank System Modernization Act of 1998." These provisions would make membership in a FHLB voluntary for savings associations, not mandatory as under present law. The bill expands the types of assets that banks with total assets of $500 million or less can pledge as collateral for FHLB advances to include small business, agricultural, rural development, and community development loans. Such banks may also use the proceeds of FHLB advances to fund these four types of loans. The Federal Housing Finance Board ("FHFB") is empowered to increase certain collateral standards if necessary on safety and soundness grounds. The bill also removes a requirement that banks with assets of $500 million or less maintain at least 10 percent of their total assets in residential mortgages. H.R. 10 transfers from the FHFB to the individual FHLBs responsibility for such operational matters as director and employee compensation, applications for advances, and the terms and conditions for advances, including interest rates. Enforcement powers of the FHFB are clarified. Finally, the bill changes the funding formula under which the FHLBs contribute to the paying obligations of the Resolution Funding Corporation. Instead of a flat $300 million annual contribution from each FHLB, each bank will contribute 20.75% of its annual net earnings.

  The Company and the Association are unable to predict whether H.R. 10 or any other such legislation will be enacted, what provisions any enacted legislation may contain, or the extent to which such legislation would effect their operations.

ITEM 2. PROPERTIES.

  At June 30, 1998, the Company conducted its business through an administrative office located in Whittier and ten retail full service branch offices. The Company believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Company.

                                                              NET BOOK VALUE OF
                                         ORIGINAL                PROPERTY OR
                                           DATE     DATE OF       LEASEHOLD
                              LEASED OR  LEASED OR   LEASE     IMPROVEMENTS AT
  LOCATION                      OWNED    ACQUIRED  EXPIRATION   JUNE 30, 1998
  --------                   ----------- --------- ---------- -----------------
7021 Greenleaf Avenue        Owned        7/65      None         $  946,013
 Whittier, CA 90602
 (Administration)
7355 Greenleaf Avenue        Owned        8/18/85   None         $1,219,686
 Whittier, CA 90602
 (Main Office)
15335 Whittier Blvd.         Owned/Bldg   4/1/70    None         $  120,220
 Whittier, CA 90603          Leased/Land            3/31/05
 (Branch)
401 E. Whittier Blvd.        Owned        12/72     None         $  384,619
 La Habra, CA 90631
 (Branch)
220 S. State College Blvd.   Leased       1/31/92   12/31/12     $  238,530
 Brea, CA 92821
 (Branch)
1701 N. Euclid Avenue        Owned/Bldg   7/6/76    None         $  109,657
 Fullerton, CA 92835         Leased/Land            11/30/07
 (Branch)
12333 S. La Mirada Blvd.     Leased       1/31/92   None         $  202,016
 La Mirada, CA 90638                                7/9/06
 (Branch)
3160 Colima Road             Leased       1/17/92   12/31/99     $  100,968
 Hacienda Heights, CA 91745
 (Branch)
1921 W. Imperial Hwy.        Leased       12/1/94   11/30/01     $   33,624
 Suite A
 La Habra, CA 90631
 (Branch)
870 N. Rose Drive            Leased       2/10/98   2/28/08      $  228,000
 Placentia, CA 92870
 (Branch)
8160 E. Santa Ana Canyon     Leased       2/5/98    2/28/03      $  232,717
 Road,
 Suite 184
 Anaheim Hills, CA 92808
 (Branch)
12525 Beverly Blvd.          Owned        2/27/86   None         $  150,190
 Whittier, CA 90601
 (Training Center)
Wardman and Comstock         Leased/Land  1/2/70    Month               --
 Whittier, CA 90602                                 to
 (Parking Lot)                                      Month

ITEM 3. LEGAL PROCEEDINGS.

  The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No items were submitted to a vote of stockholders during the quarter ended June 30, 1998.

ITEM 4A. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The following table sets forth the names and principal occupations of the directors and executive officers of the Company as of June 30, 1998.

             NAME                            PRINCIPAL OCCUPATION
 ---------------------------- -------------------------------------------------
 DIRECTORS:
    D. W. Ferguson            Director Emeritus of the Company and of the
                               Association
    J. L. Thomas              Chairman of the Board of the Company and of the
                               Association
    Frederic R. (Rick) McGill President and Chief Executive Officer of the
                               Company and of the Association
    David T. Cannon           D.T. Cannon Associates, a marketing and
                               management consulting firm; retired Western
                               Regional Director for Industrial Relations of
                               Eastman Kodak Company
    Wayne L. Harvey           C.P.A., Managing Partner, Harvey & Parmelee,
                               certified public
                               accountants
    Edward L. Miller          Partner, law firm of Bewley, Lassleben & Miller
    David K. Leichtfuss       President, Broadview Mortgage, a mortgage banking
                               company
    Alfred J. Gobar           President and Chairman, AJGA, Inc., an economics
                               consulting firm
 EXECUTIVE OFFICERS(1):
    J. L. Thomas              Chairman of the Board
    Frederic R. (Rick) McGill President and Chief Executive Officer
    Kathryn M. Hennigan       Corporate Secretary and Senior Vice President,
                               Administrative Services
    Hank H. Kadowaki          Senior Vice President, Income Property Lending of
                               the Association
    Harold L. Rams            Senior Vice President, Single Family Lending of
                               the Association
    Karen A. Tannheimer       Senior Vice President, Loan Service of the
                               Association
    Robert C. Teeling         Senior Vice President, Retail Banking of the
                               Association
    Dwight L. Wilson          Senior Vice President, Treasurer and Chief
                               Financial Officer

--------
(1) Unless otherwise noted, the indicated principal occupation of the executive officers is with the Company and the Association.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

  The Company's common stock is traded on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ-NMS") under the symbol QCBC. At September 22, 1998, the Company had approximately 338 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 5,799,226 outstanding shares of common stock. The following table sets forth for the fiscal quarters indicated the range of high and low bid information per share of the common stock of the Company as reported on the NASDAQ-NMS as adjusted for the 25% stock dividends distributed to stockholders in May 1997 and June 1998.

                     FISCAL 1998                        FISCAL 1997
          ---------------------------------- ----------------------------------
            4TH     3RD      2ND      1ST      4TH      3RD      2ND      1ST
          QUARTER QUARTER  QUARTER  QUARTER  QUARTER  QUARTER  QUARTER  QUARTER
          ------- -------- -------- -------- -------- -------- -------- -------
High..... 20      18 19/64 19 21/32 18 13/64 14 3/64  13 1/8   12 5/32  9 19/32
Low...... 17 5/32 15 51/64 15 51/64 14 3/64  11 17/32 11 23/64  9 49/64 8 15/64

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

  The Company's principal source of income in fiscal 1998 was interest from investments. Dividends from the Association are a potential source of income for the Company. The payment of dividends and other capital distributions by the Association to the Company is subject to regulation by the OTS. Currently, 30 days' prior notice to the OTS is required before any capital distribution is made. The OTS has promulgated a regulation that measures a savings institution's ability to make a capital distribution according to the institution's capital position. The rule establishes "safe-harbor" amounts of capital distributions that institutions can make after providing notice to the OTS, but without needing prior approval. Institutions can distribute amounts in excess of the safe harbor only with the prior approval of the OTS. For institutions such as the Association that meet their capital requirements, the safe harbor amount is the greater of (a) 75% of net income for the prior four quarters, or (b) the sum of (1) the current year's net income and (2) the amount that causes the excess of the institution's total capital-to-risk-weighted assets ratio over 8% to be only one-half of such excess at the beginning of the current year. See "Business--Regulation and Supervision-- Savings and Loan Holding Company Regulation--Payment of Dividends and Other Capital Distributions by Association."

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

ITEM 6. SELECTED FINANCIAL DATA

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES
              SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

                               AT OR FOR THE YEAR ENDED JUNE 30,
                          --------------------------------------------------------
                            1998        1997        1996        1995        1994
                          --------    --------    --------    --------    --------
                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                            AMOUNTS)
SELECTED FINANCIAL DATA:
 Total assets...........  $887,480    $801,402    $725,085    $641,173    $512,102
 Total liabilities......   810,221     731,159     657,159     574,732     447,464
 Loans receivable, net..   691,026     644,964     607,672     537,478     450,527
 Loans receivable held
  for sale..............     7,507         623       2,890       1,666       5,415
 Investment
  securities(1).........     6,877      38,086      37,419      24,048      19,413
 Mortgage-backed
  securities(2).........   115,851      74,139      41,175      39,993      14,709
 Deposits...............   580,910     553,186     512,517     481,158     423,960
 Federal Home Loan Bank
  (FHLB) advances.......   216,000     157,700     135,300      63,950      13,000
 Securities sold under
  agreements to
  repurchase............       --          --          300      22,873       7,019
 Stockholders' equity...    77,259      70,243      67,926      66,441      64,638
SELECTED OPERATING DATA:
 Interest income........  $ 64,870    $ 58,668    $ 52,646    $ 41,042    $ 35,286
 Interest expense.......    39,110      34,901      31,151      23,503      17,456
                          --------    --------    --------    --------    --------
   Net interest income
    before provision for
    loan losses.........    25,760      23,767      21,495      17,539      17,830
 Provision for loan
  losses................     1,450       3,001       2,103         998      10,200
                          --------    --------    --------    --------    --------
   Net interest income
    after provision for
    loan losses.........    24,310      20,766      19,392      16,541       7,630
                          --------    --------    --------    --------    --------
 Other income:
   Loan servicing
    charges and deposit
    fees................     2,402       1,828       1,629       1,490       1,675
   Gain on sale of loans
    held for sale.......       175         356         175          86         511
   Commissions..........       735         555         606         420         481
   Other................        16          30          79          84         189
                          --------    --------    --------    --------    --------
     Total other income.     3,328       2,769       2,489       2,080       2,856
                          --------    --------    --------    --------    --------
 Other expense:
   Compensation and
    employee benefits...     8,375       7,829       7,565       7,371       6,411
   Occupancy, net.......     1,945       1,946       1,970       1,894       1,833
   Federal Deposit
    Insurance premiums..       517         855       1,254       1,115       1,101
   Data Processing......       730         707         641         561         591
   Other general and
    administrative
    expense.............     3,534       3,036       3,350       3,143       3,086
                          --------    --------    --------    --------    --------
   Total general and
    administrative
    expense.............    15,101      14,373      14,780      14,084      13,022
   Savings Association
    Insurance Fund
    special assessment..       --        3,100         --          --          --
   Real estate
    operations, net.....       595         775         656         646       1,105
   Amortization of core
    deposit intangible..        35         264         303         303         303
                          --------    --------    --------    --------    --------
     Total other
      expense...........    15,731      18,512      15,739      15,033      14,430
                          --------    --------    --------    --------    --------
 Earnings (loss) before
  income taxes..........    11,907       5,023       6,142       3,588      (3,944)
 Income taxes
  (benefit).............     5,297       2,203       2,573       1,267      (1,613)
                          --------    --------    --------    --------    --------
 Net earnings (loss)....  $  6,610    $  2,820    $  3,569    $  2,321    $ (2,331)
                          ========    ========    ========    ========    ========
 Basic earnings (loss)
  per share.............  $   1.21    $   0.51    $   0.62    $   0.40    $  (0.42)
                          ========    ========    ========    ========    ========
 Diluted earnings
  (loss) per share......  $   1.14(3) $   0.49(3) $   0.59(3) $   0.39(3) $  (0.42)(4)
                          ========    ========    ========    ========    ========

--------
(1) Includes $1,819,000, $1,432,000, $150,000 and $470,000 of investment securities available for sale at June 30, 1998, 1997, 1995 and 1994, respectively. No investment securities were available for sale at June 30, 1996.
(2) Includes $8,274,000 and $5,997,000 of mortgage-backed securities available for sale at June 30, 1998 and 1994, respectively. No mortgage-backed securities were available for sale in 1997, 1996 or 1995.
(3) Earnings per share in 1998, 1997, 1996 and 1995 were calculated based on weighted average shares outstanding of 5,795,480, 5,792,344, 6,048,751 and 6,015,899, respectively. The weighted average shares have been adjusted for all years presented to reflect the 25% stock dividends paid on May 30, 1997 and June 30, 1998.
(4) Earnings per share data has been calculated based on the Company's net loss of $2,745,000 for the period December 30, 1993 through June 30, 1994 and 6,468,750 shares of common stock of the Company outstanding; the Company completed its initial public stock offering and commenced operations on December 30, 1993. The weighted average shares have been adjusted for all years presented, to reflect the 25% stock dividends paid on May 30, 1997 and June 30, 1998.

                                       AT OR FOR THE YEAR ENDED JUNE 30,
                                       --------------------------------------
                                        1998    1997    1996    1995    1994
                                       ------  ------  ------  ------  ------
SELECTED FINANCIAL RATIOS AND OTHER
 DATA:
PERFORMANCE RATIOS:
  Return on average assets(1).........   0.78%   0.37%   0.53%   0.39%  (0.46)%
  Return on average equity(1).........   8.96    4.11    5.25    3.53   (4.13)
  Average equity to average assets....   8.67    9.02   10.04   11.18   11.24
  Equity to total assets..............   8.71    8.77    9.37   10.36   12.62
  Interest rate spread during the
   period(2)..........................   2.61    2.74    2.68    2.56    3.20
  Net interest margin(3)..............   3.14    3.22    3.24    3.07    3.66
  Average interest-earning assets to
   average
   interest-bearing liabilities....... 110.97  110.17  111.47  112.31  113.02
  General and administrative expense
   to average
   assets.............................   1.78    1.89    2.18    2.39    2.59
  Other expense to average assets(1)..   1.85    2.44    2.32    2.55    2.87
  Efficiency ratio(4).................  52.23   54.90   62.08   72.10   64.55
  Dividend pay-out ratio..............    --      --      --      --      --
REGULATORY CAPITAL RATIOS:
  Tangible capital....................   7.44    7.34    7.67    8.11    9.88
  Core capital........................   7.44    7.34    7.67    8.11    9.88
  Risk-based capital..................  12.97   12.64   12.74   14.07   16.09
ASSET QUALITY RATIOS:
  Nonperforming loans as a percentage
   of gross
   loans(5)...........................   1.01    1.33    1.71    2.01    3.21
  Nonperforming assets as a percentage
   of total assets(6).................   1.11    1.31    1.81    2.06    3.39
  GVA on loans as a percentage of
   gross loans........................   0.87    0.94    0.92    1.38    1.81
  GVA on loans as a percentage of
   total nonperforming loans..........  86.61   70.91   53.52   68.97   56.47
  Total GVA as a percentage of total
   nonperforming assets(7)............  64.84   60.95   44.92   59.61   50.13
NUMBER OF:
  Deposit accounts.................... 41,535  37,603  37,628  38,000  35,298
  Mortgage loans in portfolio.........  4,640   4,546   4,485   4,185   3,685
  Mortgage loans serviced for others..  2,102   1,717   1,710   1,661   1,919
  Total full-service customer
   facilities.........................     10       8       8       8       7

--------
(1) Includes one-time special SAIF assessment of $3.1 million in fiscal 1997.
(2) The interest rate spread represents the difference between the weighted-average rate on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3) The net interest margin represents net interest income as a percentage of average interest-earning assets.
(4) Efficiency ratio represents general and administrative expense as a percentage of net interest income plus other income (excluding nonrecurring items).
(5) Nonperforming loans are net of specific allowances and include nonaccrual and troubled debt restructured loans. Gross loans include loans held for sale.
(6) Nonperforming assets include nonperforming loans and REO.
(7) Total GVA includes loan and REO general valuation allowances.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  At June 30, 1998 the Company had total assets of $887.5 million, total deposits of $580.9 million and stockholders' equity of $77.3 million, representing 8.71% of total assets. This compares to total assets of $801.4 million, total deposits of $553.2 million and stockholders' equity of $70.2 million at June 30, 1997. This represents a 10.74% increase in total assets and a 9.99% increase in stockholders' equity during the 1998 fiscal year. All historical earnings per share data herein reflect a 25% common stock dividend distributed to stockholders on June 30, 1998.

  The Southern California economy and real estate markets in the Company's primary lending area have continued to show improvement during the year. The Company's level of nonperforming assets declined from June 30, 1997, both in total dollar amount and as a percentage of total assets. The Company currently includes nonaccrual loans 60 or more days past due (less any specific allowances on these loans), troubled debt restructured loans and REO in determining its level of nonperforming assets. Although many financial institutions do not consider a loan nonperforming until it is 90 or more days past due, the Company ceases to accrue interest after loan payments are 60 days past due in an effort to recognize problem assets sooner. At June 30, 1998, the Company reported $9.8 million in nonperforming assets compared to $10.5 million and $13.1 million at June 30, 1997 and 1996, respectively. The Company recorded a provision for loan losses of $1.5 million for the year ended June 30, 1998 compared to $3.0 million and $2.1 million for the years ended June 30, 1997 and 1996, respectively. See "Business--Allowances for Loan and Real Estate Losses."

RESULTS OF OPERATIONS

  General. The Company reported net earnings of $6.6 million, $1.14 per share diluted, for the year ended June 30, 1998, compared to net earnings of $2.8 million, $0.49 per share diluted and $3.6 million, $0.59 per share diluted for the years ended June 30, 1997 and 1996, respectively. This increase in earnings for fiscal 1998 compared to fiscal 1997 was primarily attributable to an increase in net interest income and a decline in the provision for loan losses in fiscal 1998 and the one-time SAIF special assessment paid by the Association in fiscal 1997. Excluding the impact of the special SAIF assessment, net earnings for fiscal 1997 would have been $4.6 million, $0.80 per share diluted. The decrease in earnings in fiscal 1997 over 1996 is primarily due to the one-time SAIF special assessment partially offset by an increase in net interest income in fiscal 1997.

  Interest Income. Interest income was $64.9 million, $58.7 million and $52.6 million for the years ended June 30, 1998, 1997, and 1996, respectively. The $6.2 million increase in interest income in 1998 compared to 1997 resulted from an increase in the average balance of interest-earning assets of $82.1 million while the average yield on interest-earnings assets decreased 0.04% to 7.90% . The $6.1 million increase in interest income in 1997 compared to 1996 resulted from an increase in the average balance of interest-earning assets of $76.1 million while the average yield on interest earning assets remained unchanged.

  Interest Expense. Interest expense was $39.1 million, $34.9 million, and $31.2 million for the years ended June 30, 1998, 1997, and 1996, respectively. The $4.2 million increase in 1998 compared to 1997 resulted from an increase in the average balance of interest-bearing liabilities of $69.2 million and an increase in the average cost on interest-bearing liabilities of 0.09% to 5.29%. The $3.7 million increase in 1997 compared to 1996 resulted from an increase in the average balance of interest-bearing liabilities of $76.1 million partially offset by a reduction in the average cost on interest-bearing liabilities of 0.06% to 5.20%.

  Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses was $25.8 million, $23.8 million, and $21.5 million for the years ended June 30, 1998, 1997, and 1996, respectively. The increase in 1998 compared to 1997 was primarily a result of the increase in interest-earning assets relative to interest-bearing liabilities during the year. The increase in 1997 compared to 1996 was also primarily a result of the increase in interest-earning assets relative to interest-bearing liabilities.

  Provision for Loan Losses. During fiscal 1998, 1997, and 1996 the Company established $1.5 million, $3.0 million and $2.1 million, respectively, of provisions for losses on loans. The decrease of $1.5 million in 1998 compared to 1997 was due to decreases in charge-offs and nonaccrual loans during the year. The increase of $900,000 in 1997 compared to 1996 was necessary in order to replenish the allowance for loan losses to a level that management believed to be adequate due to charge-offs taken during those years. Management considers the level of nonperforming assets, the regional economic conditions and relevant real estate values and other factors when assessing the adequacy of the allowance for loan losses. The Southern California economy and real estate markets in the Company's primary lending area showed improvement during fiscal 1998, and management considers the level of allowance for loan losses at June 30, 1998 to be adequate. However, even though the local economy and real estate markets improved during fiscal 1998, there can be no assurance that nonperforming assets will not increase and that the Company will not have to establish additional loss provisions based upon future events.

  Other Income. Other income increased by $559,000, or 20.19%, in 1998 to $3.3 million as compared to fiscal 1997. During fiscal 1998, transactional fee income for deposits and loans increased due to a larger loan and deposit base and prepayment fees on loans increased due to a higher level of loans paying off in order to refinance in the lower rate environment during the past year. In addition, fee income increased as a result of a new checking account program marketed beginning in the second quarter of fiscal 1998. Commissions from the sale of noninsured deposit products increased due to improved sales volumes. Other income increased by $280,000 or 11.25% in 1997 to $2.8 million as compared to 1996 as a result of fee income for deposits and loans serviced increasing due to a larger loan and deposit base in fiscal 1997.

  Other Expense. Other expense decreased $2.8 million, or 15.02%, from $18.5 million in fiscal 1997 to $15.7 million in fiscal 1998. This decrease is primarily due to the $3.1 million one-time special SAIF assessment paid by the Association during fiscal 1997. Compensation and employee benefits increased $546,000 or 6.97% in 1998 as compared to 1997 due to increases in salaries and expenses related to the Employees Stock Ownership Plan (ESOP). Companies that established an ESOP after 1992 are required to account for the expense of the ESOP at the fair value of the related shares released. Due to the overall increase in the fair value of the QCBC stock during the past fiscal year, ESOP expense has shown a corresponding increase. The expense related to the ESOP was $1.1 million, $715,000, and $583,000 for the fiscal years ended June 30, 1998, 1997, and 1996, respectively. FDIC insurance decreased $338,000 in fiscal 1998 compared to the previous year due to the reduction in the annual amount that the Association must pay for deposit insurance that went into effect January 1997. Advertising expense increased in fiscal 1998 primarily due to a marketing program initiated in November 1997 intended to attract checking accounts.

  The following is a summary of other general and administrative expenses for the fiscal years ended:

                                                                 JUNE 30,
                                                           --------------------
                                                            1998   1997   1996
                                                           ------ ------ ------
                                                              (IN THOUSANDS)
   Professional fees...................................... $  260    236 $  219
   Advertising and promotional............................    924    573    513
   Bank service charges...................................    234    270    380
   Miscellaneous loan expenses............................    486    368    630
   Consulting fees........................................    471    437    350
   Other..................................................  1,159  1,152  1,258
                                                           ------ ------ ------
                                                           $3,534 $3,036 $3,350
                                                           ====== ====== ======

  Income Taxes. Income taxes increased by $3.1 million from $2.2 million in fiscal 1997 to $5.3 million in fiscal 1998. Income taxes decreased by $370,000 from $2.6 million in fiscal 1996 to $2.2 million in fiscal 1997. The effective tax rate was 44.49%, 43.86% and 41.89% for the years ended June 30, 1998, 1997 and 1996, respectively. The increase in the effective tax rate in 1998 as compared to 1997 and 1996 is primarily a result of the increase in the fair value of QCBC stock over the years. This resulted in the aforementioned increase in ESOP expense for financial statement purposes relative to the income tax deduction which is required to be taken at the cost basis of the shares released.

YEAR 2000

  Many existing computer programs use only two digits to identify a year in the date field with the assumption that the first two digits are always 19. Systems that calculate, compare or sort using the incorrect date may cause erroneous results, ranging from system malfunctions to incorrect or incomplete processing. If not remedied, potential risks include business disruption or temporary shutdown and financial loss. Pursuant to its information technology strategy, the Company principally utilizes third-party computer service providers and third-party software for its information technology needs. As a result, the Year 2000 compliance of the Company's information technology assets ("IT assets"), such as computer hardware, software and systems, is primarily dependent upon the Year 2000 compliance efforts and results of its third-party vendors. The Year 2000 compliance of the Company's non-IT assets, which include automated teller machines (ATMs), copiers, fax machines, coin/currency counters, elevators, microfilmers, HVAC systems and emergency communications radios, is also primarily dependent upon the Year 2000 compliance efforts and results of third parties.

 State of Readiness

  In April 1997, the Company developed a plan to address Year 2000 issues and appointed a Year 2000 Committee comprised of representatives from all divisions of the Company. The Year 2000 Committee has developed and is currently implementing a comprehensive initiative to make its IT assets and non-IT assets Year 2000 compliant. A Year 2000 compliance review and test of the computer hardware and software used by the Company was conducted in the Spring of 1998. As a result, the Company determined to replace approximately one-third of its existing personal computers and monitors and to purchase network and application software upgrades and related licensing rights. All personal computers, monitors and software upgrades have been ordered; the Company has not yet received its new personal computers.

  The Company's non-IT assets have also been assessed for Year 2000 compliance. Manufacturers, installers, and/or servicers of each have been contacted for certification of Year 2000 readiness. Of the Company's non-IT assets, only ATM hardware was determined to be in need of replacement.

  The Year 2000 Committee's initiative to make the Company's IT assets and non-IT assets Year 2000 compliant is comprised of the following phases:

    1. Awareness--Educational initiative on Year 2000 issues and concerns. This phase has been completed.

    2. Assessment--Inventory of IT assets and non-IT assets as well as identification of third-party vendors and service providers with which the Company has material relationships. This phase has been completed.

    3. Renovation--Review of vendor and service providers responses to the Company's Year 2000 inquiries and development of a follow-up plan and timeline. This phase has been completed.

    4. Validation--The Year 2000 Committee's readiness initiative is currently in this phase. This phase consists of testing of IT assets and non-IT assets as well as testing of third-party vendors and service providers for Year 2000 issues. The testing of IT assets and non-IT assets is substantially complete. The testing of third-party vendors and service providers has begun and will continue through June 30, 1999. Testing of all mission-critical systems is scheduled to be completed by June 30, 1999.

    5. Implementation--This phase has begun with the replacement of ATM hardware, and will continue as replacements of other IT assets are received. The Company's Year 2000 initiative provides for its Year 2000 readiness to be completed by mid-1999 consistent with OTS guidelines. See "Regulation--Year 2000 Compliance". As the Company progresses through the validation phase, the Company expects to determine necessary remedial actions and subsequently provide for their implementation, with respect to any third-party vendors or service providers who are ultimately determined to not be Year 2000 compliant.

 Costs to Address the Year 2000 Issue

  The total cost of carrying out the Company's plan to address the Year 2000 issue is currently estimated to be approximately $1.5 million, including estimates of personnel costs, and is comprised primarily of costs for equipment and software that will be acquired and depreciated over its useful life in accordance with Company policy. Any personnel and consulting costs have been and will continue to be expensed as incurred. These currently contemplated Year 2000 compliance costs are expected to be funded primarily through operating cash flow and are not expected to have a material adverse effect on the Company's business, financial condition or results of operations. To date, the costs incurred related to Year 2000, excluding estimates of personnel costs, are approximately $381,000.

 Risks Presented by the Year 2000 Issue

  Because the Company is substantially dependent upon the proper functioning of its computer systems and the computer systems and services of third parties, a failure of those computer systems and services to be Year 2000 compliant could have a material adverse effect on the Company's business, financial condition or results of operations. The Company relies heavily on third-party vendors and service providers for its information technology needs. The Company's primary third-party computer service provider is a computer service bureau that provides data processing for virtually all of the Company's savings and checking accounts, real estate lending and real estate loan servicing, general ledger, fixed assets and accounts payable. This third-party's data processing services are mission-critical services for the Company and a failure of this provider's services to be Year 2000 compliant could cause substantial disruption of the Company's business and could have a material adverse financial impact on the Company. Testing of this third-party data processing service bureau is scheduled for September 28 through October 9, 1998.

  If this third-party service provider or other third-party providers with which the Company has material relationships are not Year 2000 compliant, the following problems could result: (i) in the case of vendors, important services upon which the Company depends, such as telecommunications and electrical power, could be interrupted, (ii) in the case of third-party service providers, the Company could receive inaccurate or outdated information, which could impair the Company's ability to perform critical data functions, such as the processing of deposit accounts, loan servicing and internal accounting, and (iii) in the case of governmental agencies, such as the FHLB, and correspondent banks, such agencies and financial institutions could fail to provide funds to the Company, which could materially impair the Company's liquidity and affect the Company's ability to fund loans and deposit withdrawals. In addition, whether or not the Company is Year 2000 compliant, the Company may experience an outflow of deposits if customers are concerned about the integrity of financial institutions' records regarding customers' accounts.

 Contingency Plans

  Where it is possible to do so, the Company has scheduled testing with third-party vendors and service providers. Where this is not possible, the Company will rely upon certifications of Year 2000 compliance from vendors and service providers. Most vendors and service providers have targeted December, 1998 as their expected compliance completion date. Until that time, the Company is unable to fully assess its risks from potential Year 2000 non-compliance and to develop its Year 2000 contingency plans.

  There can be no assurance that the Company's Year 2000 initiative will effectively address the Year 2000 issue, that the Company's estimates of the timing and costs of completing the initiative will ultimately be accurate or that the impact of any failure of the Company or its third-party vendors and service providers to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition or results of operations.

FINANCIAL CONDITION

  The Company's consolidated assets totaled $887.5 million at June 30, 1998, compared to $801.4 million at June 30, 1997. Stockholders' equity totaled $77.3 million at June 30, 1998 compared to $70.2 million June 30, 1997. The increase in assets is primarily attributable to the implementation of the Company's growth strategies funded by retail deposit promotions and FHLB advances.

  Loans and MBS (including assets held or available for sale) increased to $814.4 million at June 30, 1998, from $719.7 million at June 30, 1997. Loans originated and purchased for investment increased to $143.4 million for the year ended June 30, 1998, compared to $95.9 million for the same period the previous year. MBS purchased for investment increased to $63.5 million at June 30, 1998, from $40.2 million for the same period the previous year.

  At June 30, 1998, the Company's multifamily loan portfolio totaled $347.3 million or 48.72% of total loans, an increase of approximately 6.21% from June 30, 1997, and its commercial loan portfolio totaled $77.8 million or 10.92% of total loans, an increase of 40.63% from June 30, 1997. Of the Company's $1.3 million of charge-offs in fiscal 1998, $839,000 or 66.85% were for multifamily loans and none were for commercial real estate loans. As the Company's commercial loan portfolio increased during the past fiscal year by approximately 40.63%, the Company's past loss experience with respect to its commercial loan portfolio may not be representative of the risk of loss in such portfolio in the future. See "Business--Allowances for Loan and Real Estate Losses." Multifamily loans are generally considered to involve a higher degree of credit risk and to be more vulnerable to deteriorating economic conditions than one-to-four family residential mortgage loans. These loans typically involve higher loan principal amounts and the repayment of such loans generally depend on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. Even though the Southern California real estate market improved in fiscal 1998, recessionary economic conditions of the type that have prevailed in recent years in the

Company's primary lending market area tend to result in higher vacancy and reduced rental rates and net operating incomes from multifamily properties. See "Business--Lending Activities--Multifamily Lending."

  Loan sales increased to $34.3 million for the year ended June 30, 1998, compared to $33.9 million for the same period ended June 30, 1997. The increase in loan sales is primarily a result of an increase in funding of fixed rate loans that were generally held for sale during this period. Loans serviced for others increased to $276.4 million at June 30, 1998 from $227.9 million at June 30, 1997 primarily due to a purchase in December 1997 of servicing rights for $52.5 million of loans and an increase in fixed rate loans sold servicing retained.

CAPITAL RESOURCES AND LIQUIDITY

 Regulatory Capital Requirements

  FIRREA and implementing OTS capital regulations require the Association to maintain certain minimum tangible, core and risk-based regulatory capital levels.

  The following table summarizes the regulatory capital requirements for the Association at June 30, 1998. As indicated in the table, the Association's capital levels exceed all three of the currently applicable minimum capital requirements.

                                                   JUNE 30, 1998
                                      -----------------------------------------
                                        TANGIBLE                   RISK-BASED
                                        CAPITAL     CORE CAPITAL     CAPITAL
                                      ------------  ------------  -------------
                                      AMOUNT   %    AMOUNT   %    AMOUNT    %
                                      ------- ----  ------- ----  ------- -----
                                              (DOLLARS IN THOUSANDS)
   Regulatory capital................ $65,090 7.44% $65,090 7.44% $71,301 12.97%
   Required minimum..................  13,117 1.50   26,233 3.00   43,994  8.00
                                      ------- ----  ------- ----  ------- -----
   Excess capital.................... $51,973 5.94% $38,857 4.44% $27,307  4.97%
                                      ======= ====  ======= ====  ======= =====

  In addition, FDICIA required the OTS to implement a system of regulatory sanctions against institutions that are not adequately capitalized, with the sanctions growing more severe the lower the institution's capital. Under FDICIA, the OTS issued regulations establishing five separate capital categories: "well capitalized." "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," differentiated by core capital ratio, level of core capital to risk-weighted assets and risk-based capital ratio. See "Business-- Regulation and Supervision--Prompt Corrective Action Requirements."

  An institution is treated as "well capitalized" if its core capital ratio is at least 5%, its ratio of core capital to risk-based assets is at least 6% and its risk-based capital ratio is at least 10%. The following table summarizes the capital ratios of the "well capitalized" category and the Association's regulatory capital at June 30, 1998 as compared to such ratios. As indicated in the table, the Association's capital levels exceeded the three minimum capital ratios of the "well capitalized" category.

                                                 JUNE 30, 1998
                                   --------------------------------------------
                                                  CORE CAPITAL
                                                    TO RISK-          RISK-
                                   CORE CAPITAL  WEIGHTED ASSETS  BASED CAPITAL
                                   ------------  ---------------  -------------
                                   AMOUNT   %     AMOUNT    %     AMOUNT    %
                                   ------- ----  ---------------  ------- -----
                                             (DOLLARS IN THOUSANDS)
   Regulatory capital............. $65,090 7.44% $ 65,090  11.84% $71,301 12.97%
   Well capitalized requirement...  43,722 5.00    32,995   6.00   54,992 10.00
                                   ------- ----  -------- ------  ------- -----
   Excess capital................. $21,368 2.44% $ 32,095   5.84% $16,309  2.97%
                                   ======= ====  ======== ======  ======= =====

  During the first quarter of fiscal year 1997, the Company received approval from the OTS to repurchase in the open market up to 5% of the Company's outstanding common stock or 295,000 shares. At June 30, 1998, a total of 218,000 shares had been repurchased at prices ranging from $10.72 to $17.90 per share. In 1996, 246,000 shares had been repurchased under a previous repurchase plan. The Company may complete the repurchase of shares over the next several months. On June 30, 1998, the Company distributed a 25% common stock dividend to stockholders. The decrease in the Company's book value per share reflects the effect of the 25% stock dividend, partially offset by the reduced number of shares outstanding resulting from the stock repurchase program and the Company's earnings.

  On September 18, 1998, the Company announced that its Board of Directors approved a stock repurchase program on September 17, 1998 in which the Company will repurchase up to 300,000 shares or 5.17% of its then outstanding common stock.

 Sources of Funds and Liquidity

  Sources of capital and liquidity for the Company on a stand-alone basis include distributions from the Association and borrowings such as securities sold under agreements to repurchase. Dividends and other capital distributions from the Association are subject to regulatory restrictions. See "Business-- Regulation and Supervision--Savings and Loan Holding Company Regulation-- Payment of Dividends and Other Capital Distributions by Association" and "Market for the Registrant's Common Equity and Related Stockholder Matters."

  The Association's primary sources of funds in fiscal 1998 were deposits, FHLB advances, principal and interest payments on loans and proceeds from the sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions, and competition. The Association also has other potential sources of liquidity, such as securities sold under agreements to repurchase and liquidating existing short-term assets.

  The Association has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Association's average liquidity ratios were 4.12%, 5.18%, and 5.37%, at June 30, 1998, 1997, and 1996, respectively. Management currently attempts to maintain a liquidity ratio as close to the minimum as possible. Liquidity levels reflect management's strategy to invest excess liquidity in higher yielding interest-earning assets such as loans or MBS.

  The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows used by investing activities and financing activities. Cash flows from operating activities consisted primarily of cash flows from the sale of loans held for sale which totaled $34.3 million, $33.9 million, and $27.7 million for fiscal 1998, 1997, and 1996, respectively. The Company originated loans for sale of $41.3 million, $31.6 million, and $28.9 million during fiscal years 1998, 1997, and 1996, respectively. Net cash used by investing activities consisted primarily of loan originations and investment purchases, offset by principal collections on loans and proceeds from principal reductions on MBS and maturities of other investment securities. Loans originated and purchased for investment were $143.4 million, $95.9 million, and $121.2 million for fiscal 1998, 1997, and 1996, respectively. Proceeds from principal repayments on loans were $91.8 million, $54.5 million and $48.0 million for fiscal years ended 1998, 1997, and 1996. Proceeds from maturities and principal payments of investment securities were $31.6 million, $8.8 million, and $31.6 million for fiscal years ended 1998, 1997, and 1996, respectively. Net cash used by financing activities consisting primarily of net activity in deposit accounts and proceeds from funding and repayments of FHLB advances. The net change in deposits was an increase of $27.7 million for fiscal 1998, an increase of $40.7 million for fiscal 1997, and an increase of $31.4 million for fiscal 1996. The net proceeds from FHLB advances were $58.3 million, $22.4 million, and $71.4 million for fiscal 1998, 1997, and 1996, respectively.

  Due to the Company's growth strategies in fiscal 1998, 1997, and 1996, the Company's use of FHLB advances increased. At June 30, 1998, the Company had $216.0 million in advances outstanding from the FHLB. The maximum amount of advances that the Company had outstanding at any month-end was $216.0 million. Management anticipates increased borrowing from the FHLB again in fiscal 1999. See "Business--Sources and Funds--Borrowings."

  Liquidity levels were maintained in fiscal 1998 with a higher level of reliance on short-term borrowings. The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1998, cash and short-term investments totaled $39.5 million, an increase of 93.84% from $20.4 million at June 30, 1997.

  At June 30, 1998, the Company had outstanding commitments to originate loans of $15.7 million and no commitments to purchase loans. At June 30, 1998, the Company had $21.5 million of approved undisbursed lines of credit. The Company anticipates that it will have sufficient funds available to meet its current loan origination and purchase commitments. Certificates of deposits which have contractual maturities in one year or less from June 30, 1998, totaled
$316.2 million. If a significant portion of the maturing certificates are not renewed at maturity, the Company's other sources of liquidity include FHLB advances, principal and interest payments on loans, proceeds from loan sales and other borrowings, such as repurchase transactions. The Company could also choose to pay higher rates to maintain maturing deposits, which could result in increased cost of funds. Historically, the Company has maintained a significant portion of maturing deposits. While management anticipates that there may be some outflow of these deposits upon maturity due to the current competitive rate environment, these are not expected to have a material impact on the long-term liquidity position of the Company.

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

  The Company has managed its interest rate risk through the aggressive marketing and funding of ARM loans, which generally reprice at least semi-annually. As a result of this strategy, and based upon the assumptions used in the table set forth below, at June 30, 1998, the Company's total interest-earning assets maturing or repricing within one year exceeded its total interest-bearing liabilities maturing or repricing in the same time by $119.7 million, representing a one year cumulative positive gap ratio of 13.48%. This compares to $147.0 million at June 30, 1997, which represented a positive GAP ratio of 18.35%. In the third quarter of fiscal 1997, the Company ceased its origination of COFI ARM multifamily and commercial loan origination. New multifamily and commercial loan originations are tied to a treasury based index or are fixed rate for 5 years then adjusted to a new 5 year fixed rate also based upon a treasury index.

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

  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1998, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. Additionally, the Company utilized deposit decay rate assumptions of 12.5% for passbook accounts, 8.8% for checking accounts and 8% to 100% for money market deposit accounts in the one year or less category. The range of decay rates for money market deposit accounts is due to the market rate sensitivity of various money market checking accounts. These decay rates are based upon the Company's historical experience, but there is no assurance that the assumed rates will correspond to future rates. For information regarding the contractual maturities of the Company's loans, investments and deposits, see "Business-- Lending Activities," "--Investment Activities" and "--Sources of Funds."

                                                                AT JUNE 30, 1998
                          ------------------------------------------------------------------------------------------------
                                     MORE THAN   MORE THAN  MORE THAN  MORE THAN  MORE THAN               NON-
                          3 MONTHS  3 MONTHS TO 6 MONTHS TO 1 YEAR TO  3 YEARS TO 5 YEARS TO MORE THAN  INTEREST
                          OR LESS    6 MONTHS     1 YEAR     3 YEARS    5 YEARS    10 YEARS  10 YEARS   BEARING    TOTAL
                          --------  ----------- ----------- ---------  ---------- ---------- ---------  --------  --------
                                                             (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
 Interest-earning
 deposits...............  $    345   $    --     $     --   $     --    $    --    $    --   $    --    $    --   $    345
 Federal funds sold and
 other short-term
 investments............    26,420        --           --         --         --         --        --         --     26,420
 Investment securities,
 net(3).................     1,819        --           553      4,176        --         --        329        --      6,877
 Loans
 receivable(1)(3).......   462,719     84,630       20,175     21,795     30,937     38,908    45,935        --    705,099
 Mortgage-backed
 securities(3)..........    19,997      7,272        1,433        --         --         544    86,605        --    115,851
 FHLB stock.............    11,561        --           --         --         --         --        --         --     11,561
                          --------   --------    ---------  ---------   --------   --------  --------   --------  --------
   Total interest-
   earning assets.......   522,861     91,902       22,161     25,971     30,937     39,452   132,869        --    866,153
                          --------   --------    ---------  ---------   --------   --------  --------   --------  --------
LESS:
 Unearned discount and
 deferred fees(2).......     3,490        613          148        173        207        263       888        --      5,782
 Allowance for loan
 losses.................       --         --           --         --         --         --        --       7,955     7,955
                          --------   --------    ---------  ---------   --------   --------  --------   --------  --------
  Net interest-earning
  assets................   519,371     91,289       22,013     25,798     30,730     39,189   131,981     (7,955)  852,416
 Non-interest-earning
 assets.................       --         --           --         --         --         --        --      35,064    35,064
                          --------   --------    ---------  ---------   --------   --------  --------   --------  --------
   Total assets.........  $519,371   $ 91,289    $  22,013  $  25,798   $ 30,730   $ 39,189  $131,981   $ 27,109  $887,480
                          ========   ========    =========  =========   ========   ========  ========   ========  ========
INTEREST-BEARING
LIABILITIES:
 Money market deposits..  $ 77,008   $  1,701    $   3,401  $  11,391   $  7,621   $ 12,475  $  2,815   $    --   $116,412
 Passbook deposits......       577        577        1,155      4,040      3,027      5,668     3,367        --     18,411
 NOW and other demand
 deposits...............       763        763        1,527      5,572      4,590      9,454    12,015        --     34,684
 Certificate
 accounts(4)............   103,242     98,305      114,702     76,148      8,713        --         30        --    401,140
 FHLB advances(5).......    75,450     12,050       21,800     69,300     37,400        --        --         --    216,000
                          --------   --------    ---------  ---------   --------   --------  --------   --------  --------
   Total interest-
   bearing liabilities..   257,040    113,396      142,585    166,451     61,351     27,597    18,227        --    786,647
 Non-interest bearing
 liabilities............       --         --           --         --         --         --        --      23,574    23,574
 Stockholders' Equity...       --         --           --         --         --         --        --      77,259    77,259
                          --------   --------    ---------  ---------   --------   --------  --------   --------  --------
   Total liabilities and
   stockholders' equity.  $257,040   $113,396    $ 142,585  $ 166,451   $ 61,351   $ 27,597  $ 18,227   $100,833  $887,480
                          ========   ========    =========  =========   ========   ========  ========   ========  ========
Interest sensitivity
gap(6)..................  $262,331   $(22,107)   $(120,572) $(140,653)  $(30,621)  $ 11,592  $113,754   $(73,724) $    --
                          ========   ========    =========  =========   ========   ========  ========   ========  ========
Cumulative interest
sensitivity gap.........  $262,331   $240,224    $ 119,652    (21,001)  $(51,622)  $(40,030) $ 73,724   $    --   $    --
                          ========   ========    =========  =========   ========   ========  ========   ========  ========
Cumulative interest
sensitivity gap as a
percentage of total
assets..................     29.56%     27.07%       13.48%    (2.37%)    (5.82%)    (4.51%)     8.31%
Cumulative net interest-
earning assets as a
percentage of cumulative
interest-bearing
liabilities.............    202.06%    164.85%      123.32%     96.91%     93.03%     94.79%   109.37%

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

AVERAGE BALANCE SHEET

  The following table sets forth certain information relating to the Company for the years ended June 30, 1998, 1997, and 1996. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields.

                                                                   YEAR ENDED JUNE 30,
                                      -------------------------------------------------------------------------------
                          AT JUNE 30,
                             1998               1998                       1997                       1996
                          ----------- -------------------------  -------------------------  -------------------------
                                                        YIELD/                     YIELD/                     YIELD/
                          RATE END OF AVERAGE           AVERAGE  AVERAGE           AVERAGE  AVERAGE           AVERAGE
                            PERIOD    BALANCE  INTEREST  COST    BALANCE  INTEREST  COST    BALANCE  INTEREST  COST
                          ----------- -------- -------- -------  -------- -------- -------  -------- -------- -------
                                                           (DOLLARS IN THOUSANDS)
ASSETS:
 Interest-earning
 assets:
 Interest-earning
 deposits...............     3.76%    $    239 $     9    3.77%  $    611 $    20    3.27%  $  3,281 $    25    0.76%
 Federal funds sold and
 other short-term
 investments............     5.60       17,691     802    4.53      8,583     505    5.88     10,203     515    5.05
 Investment securities,
 net(1).................     6.33       24,186   1,608    6.65     37,819   2,503    6.62     25,314   1,717    6.78
 Loans receivable(2)....     8.16      665,328  54,793    8.24    631,157  51,411    8.15    577,613  47,078    8.15
 Mortgage-backed
 securities, net(1).....     6.94      102,749   6,995    6.81     51,852   3,661    7.06     40,781   3,030    7.43
 FHLB stock.............     5.89       11,001     663    6.03      9,038     568    6.28      5,814     281    4.83
                                      -------- -------           -------- -------           -------- -------
  Total interest-earning
  assets................     7.79      821,194  64,870    7.90    739,060  58,668    7.94    663,006  52,646    7.94
 Non-interest-earning
 assets.................                29,584                     21,013                     14,724
                                      --------                   --------                   --------
  Total assets..........              $850,778                   $760,073                   $677,730
                                      ========                   ========                   ========
Liabilities and
Stockholders' equity:
 Interest-bearing
 liabilities:
 Money market deposits..     4.56     $110,990   5,022    4.52   $ 83,372   3,498    4.20   $ 75,176   3,000    3.99
 Passbook deposits......     2.14       17,425     351    2.01     17,899     355    1.98     21,028     418    1.99
 NOW and other demand
 deposits...............     1.63       26,363     336    1.27     24,011     278    1.16     23,006     275    1.20
 Certificate accounts...     5.53      400,204  22,429    5.60    397,191  22,201    5.59    370,515  21,396    5.78
                                      -------- -------           -------- -------           -------- -------
 Total savings accounts.     4.90      554,982  28,138            522,473  26,332            489,725  25,089
 FHLB advances..........     5.86      185,032  10,972    5.93    148,312   8,565    5.77     96,789   5,572    5.76
 Securities sold under
 agreements
 to repurchase..........      --           --      --      --          72       4    5.56      8,283     490    5.92
                                      -------- -------           -------- -------           -------- -------
  Total interest-bearing
  liabilities...........     5.16      740,014  39,110    5.29    670,857  34,901    5.20    594,797  31,151    5.26
 Non-interest-bearing
 liabilities............                36,984                     20,667                     14,921
 Stockholders' equity...                73,780                     68,549                     68,012
                                      --------                   --------                   --------
 Total liabilities and
 stockholders' equity...              $850,778                   $760,073                   $677,730
                                      ======== -------           ======== -------           ======== -------
 Net interest rate
 spread(3)..............                       $25,760    2.61%           $23,767    2.74%           $21,495    2.68%
                                               =======  ======            =======  ======            =======  ======
 Net interest margin(4).                                  3.14%                      3.22%                      3.24%
                                                        ======                     ======                     ======
 Ratio of interest-
 earning assets to
 interest-bearing
 liabilities............                                110.97%                    110.17%                    111.47%
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

                          YEAR ENDED JUNE 30, 1998     YEAR ENDED JUNE 30, 1997
                                 COMPARED TO                  COMPARED TO
                          YEAR ENDED JUNE 30, 1997     YEAR ENDED JUNE 30, 1996
                          ---------------------------  ---------------------------
                           INCREASE (DECREASE) IN       INCREASE (DECREASE) IN
                                     NET                          NET
                               INTEREST INCOME              INTEREST INCOME
                          ---------------------------  ---------------------------
                               DUE TO                       DUE TO
                          -----------------    NET     -----------------    NET
                           VOLUME    RATE     CHANGE    VOLUME    RATE     CHANGE
                          --------  -------  --------  --------  -------  --------
                                            (IN THOUSANDS)
Interest-earning assets:
 Interest-earning
  deposits..............  $    (15) $     4  $    (11) $     20  $   (25) $     (5)
 Federal funds sold and
  other short-term
  investments...........       379      (82)      297       (90)      80       (10)
 Investment securities,
  net(2)................      (906)      11      (895)      827      (41)      786
 Loans receivable,
  net(1), (2)...........     2,809      573     3,382     4,361      (28)    4,333
 Mortgage-backed
  securities, net(2)....     3,460     (126)    3,334       772     (141)      631
 FHLB stock.............       117      (22)       95       186      101       287
                          --------  -------  --------  --------  -------  --------
   Total interest-
    earning assets......     5,844      358     6,202     6,076      (54)    6,022
                          --------  -------  --------  --------  -------  --------
Interest-bearing
 liabilities:
 Money market deposits..     1,232      292     1,524       338      160       498
 Passbook deposits......       (10)       6        (4)      (62)      (1)      (63)
 NOW and other demand
  deposits..............        29       29        58        11       (8)        3
 Certificate accounts...       169       59       228     1,451     (646)      805
 FHLB advances..........     2,171      236     2,407     2,976       17     2,993
 Other borrowings.......        (4)     --         (4)     (457)     (29)     (486)
                          --------  -------  --------  --------  -------  --------
   Total interest-
    bearing liabilities.     3,587      622     4,209     4,257     (507)    3,750
                          --------  -------  --------  --------  -------  --------
Change in net interest
 income.................  $  2,257  $  (264) $  1,993  $  1,819  $   453  $  2,272
                          ========  =======  ========  ========  =======  ========

--------
(1) Includes nonaccrual loans.
(2) Includes assets held or available for sale.

IMPACT OF INFLATION AND CHANGING PRICES

  The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services. See "Market Risk" and "--Asset/Liability Management."

IMPACT OF NEW ACCOUNTING STANDARDS

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income represents the change in equity of the Company during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all components of comprehensive income, which are required to be recognized under accounting standards, be reported in a financial statement that is displayed in equal prominence with the other financial statements. SFAS No. 130 does not require a specific presentation format, but will require the Company to display an amount representing total comprehensive income for the period in the financial statements. SFAS No. 130 is effective for both interim and annual periods of fiscal years beginning after December 15, 1997. Implementation of SFAS No. 130 will not have a material effect on the Company's financial condition or results of operations.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supercedes numerous requirements in a previously issued statement--SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise"--but retains the requirement to report information about major customers. SFAS No. 131 is effective for financial statements for periods for fiscal years beginning after December 15, 1997. Implementation of SFAS No. 131 will not have a material effect on the Company's financial condition or results of operations.

  In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 addresses disclosure only. It does not address measurement or recognition. SFAS No. 132 standardizes the disclosure requirements for defined benefit plans and recommends a parallel format for presenting information about pensions and other postretirement benefits. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Implementation of SFAS No. 132 will not have a material effect on the Company's financial condition or results of operations.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It specifies necessary conditions to be met to designate a derivative as a hedge. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Early implementation is permitted under this statement and the Company implemented SFAS No. 133 effective July 1, 1998. Upon implementation, approximately $73.0 million in MBS held to maturity were transferred to available for sale. The impact on unrealized holding gains as a result of this transfer was approximately $772,000, net of the related tax effect.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not currently engage in trading activities.

  The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Company's exposure to differential changes in interest rates between assets and liabilities is shown in the Company's Maturity and Rate Sensitivity Analysis under the caption "MD&A--Asset/Liability Management." Another measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13, "Interest Rate Risk Management." This test measures the impact on net interest income and on net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts. Following are the estimated impacts of immediate changes in interest rates at the specified levels at June 30, 1998, calculated in compliance with Thrift Bulletin No. 13a:

                                               PERCENTAGE CHANGE IN:
                                   ---------------------------------------------
     CHANGE IN INTEREST RATES
       (IN BASIS POINTS)           NET INTEREST INCOME(1) NET PORTFOLIO VALUE(2)
     ------------------------      ---------------------- ----------------------
        +400......................           -7%                   -47%
        +300......................           -4                    -31
        +200......................           -2                    -13
        +100......................            0                     -3
        -100......................            1                      2
        -200......................            1                      6
        -300......................            0                      6
        -400......................           -3                      2

--------
(1) The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.

(2) The percentage change in this column represents net portfolio value of the Association in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

  The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk.

  The Company continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. Management has focused its efforts on increasing the Company's yield-cost spread through wholesale and retail growth opportunities.

  The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the total balance of expected maturities and principal repayments and the instruments' fair values at June 30, 1998. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

                                                                JUNE 30, 1998
                                   -----------------------------------------------------------------------
                          WEIGHTED
                          AVERAGE                   EXPECTED MATURITY/PRINCIPAL REPAYMENT
                          RATE END -----------------------------------------------------------------------
                             OF                                                          TOTAL      FAIR
                           PERIOD    1999    2000    2001    2002    2003   THEREAFTER BALANCE(1) VALUE(1)
                          -------- -------- ------- ------- ------- ------- ---------- ---------- --------
                                                           (DOLLARS IN THOUSANDS)
Interest-Sensitive
 Assets:
 Fed funds sold and
  other short-term
  investments...........    5.60%  $ 26,420 $   --  $   --  $   --  $   --   $   --     $ 26,420  $ 26,420
 Loans Receivable:
   One-to-four family...    7.88     65,785  56,254  49,094  43,478  38,891   23,581     277,083   278,576
   Multifamily and Non-
    Residential.........    8.31    100,067  85,569  74,678  66,134  59,159   35,444     421,051   424,050
   Other................    9.91      1,853   1,584   1,382   1,224   1,096      405       7,544     7,644
 Mortgage-Backed
  Securities............    6.94     17,605  15,055  13,140  11,636  10,408   48,007     115,851   116,979
 Investment Securities..    6.33      2,369     754     281     174     108    3,191       6,877     6,889
 FHLB stock.............    5.89     11,561     --      --      --      --       --       11,561    11,561
Interest-Sensitive
 Liabilities:
 Deposits
   Money Market
    Deposits............    4.56     82,110   5,695   5,695   3,811   9,483    9,618     116,412   116,412
   Passbook Deposits....    2.14      2,309   2,020   2,020   1,513   1,513    9,036      18,411    18,411
   NOW and other demand
    deposits............    1.63      3,053   2,786   2,786   2,295   2,295   21,469      34,684    34,684
   Certificate Accounts.    5.53    316,250  37,833  37,833   4,612   4,612      --      401,140   401,983
 FHLB Advances..........    5.86     87,000  28,700  24,400  19,800  41,100   15,000     216,000   216,262
Interest-Sensitive Off-
 balance sheet items:(2)
 Commitments to extend
  credit................    7.97                                                          15,658        99
 Loans sold with
  recourse (including
  bond loans)...........    6.50                                                          10,347      (436)
 Unused lines of
  credit................    8.50                                                          21,503       921

--------
(1) Loans are reduced for nonaccrual loans but are not reduced for the allowance for loan losses.

(2) Total balance equals the notional amount of off-balance sheet items and interest rates are the weighted average interest rates of the underlying loans.

  Expected maturities are contractual maturities adjusted for prepayments of principal. The Company uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on the Company's historical experience. The Company's average Constant Prepayment Rate ("CPR") on its total fixed-rate portfolio ranges from 15% to 25% and on its adjustable rate portfolio from 15% to 20% for interest-earning assets (excluding investment securities, which do not have prepayment features). For deposit liabilities, in accordance with standard industry practice and the Company's own historical experience, "decay factors," used to estimate deposit runoff of 12.5%, 8.8%, and between 8% and 100% for passbook, checking and money market deposit accounts, respectively. The actual maturities of these instruments could vary substantially if future prepayments differ from the Company's historical experience.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report...............................................  F-2
Consolidated Statements of Financial Condition as of June 30, 1998 and
 1997......................................................................  F-3
Consolidated Statements of Earnings for Each of the Years in the Three-Year
 Period Ended June 30, 1998................................................  F-4
Consolidated Statements of Stockholders' Equity for Each of the Years in
 the Three-Year Period Ended June 30, 1998.................................  F-5
Consolidated Statements of Cash Flows for Each of the Years in the Three-
 Year Period Ended June 30, 1998...........................................  F-6
Notes to Consolidated Financial Statements.................................  F-7

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Quaker City Bancorp, Inc.:

  We have audited the accompanying consolidated statements of financial condition of Quaker City Bancorp, Inc. (the Company) and subsidiaries as of June 30, 1998 and 1997 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quaker City Bancorp, Inc. and subsidiaries as of June 30, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998 in conformity with generally accepted accounting principles.


                                          KPMG Peat Marwick LLP

July 24, 1998
Los Angeles, California

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                             JUNE 30, 1998 AND 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               1998     1997
                          ASSETS                             --------  -------
Cash and due from banks....................................  $ 12,687    7,067
Interest-bearing deposits..................................       345      336
Federal funds sold and other short-term investments........    26,420   12,950
Investment securities held to maturity (fair value of
 $5,070 at June 30, 1998 and $36,493 at June 30, 1997)
 (note 2)..................................................     5,058   36,654
Investment securities available for sale, at fair value
 (note 2)..................................................     1,819    1,432
Loans receivable, net (notes 3 and 9)......................   691,026  644,964
Loans receivable held for sale (fair value of $7,507 at
 June 30, 1998 and $623 at June 30, 1997) (notes 3 and 15).     7,507      623
Mortgage-backed securities held to maturity (fair value of
 $108,705 at June 30, 1998 and $74,596 at June 30, 1997)
 (notes 4 and 9)...........................................   107,577   74,139
Mortgage-backed securities available for sale, at fair
 value (notes 4 and 9).....................................     8,274      --
Real estate held for sale (note 5).........................     3,334    2,314
Federal Home Loan Bank stock, at cost (notes 6 and 9)......    11,561    9,718
Office premises and equipment, net (note 7)................     5,289    4,217
Accrued interest receivable and other assets (notes 2, 3, 4
 and 12)...................................................     6,583    6,988
                                                             --------  -------
                                                             $887,480  801,402
                                                             ========  =======

           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits (note 8)........................................  $580,910  553,186
  Federal Home Loan Bank advances (notes 3, 6 and 9).......   216,000  157,700
  Deferred tax liability (note 10).........................     2,505    1,413
  Accounts payable and accrued expenses ...................     3,864    3,543
  Other liabilities (notes 8 and 10).......................     6,942   15,317
                                                             --------  -------
    Total liabilities......................................   810,221  731,159
                                                             --------  -------
Stockholders' Equity (note 11):
  Common stock, $.01 par value. Authorized 10,000,000
   shares; issued and outstanding 5,826,883 shares and
   4,703,102 shares at June 30, 1998 and 1997,
   respectively............................................        58       47
  Additional paid-in capital...............................    73,720   44,051
  Unrealized gain on securities available for sale, net of
   tax (notes 2 and 4).....................................       390      136
  Retained earnings, substantially restricted (note 10)....     4,779   28,122
  Deferred compensation (notes 12 and 13)..................    (1,688)  (2,113)
                                                             --------  -------
    Total stockholders' equity.............................    77,259   70,243

Commitments and contingent liabilities (notes 3 and 14)
                                                             --------  -------
                                                             $887,480  801,402
                                                             ========  =======

          See accompanying notes to consolidated financial statements.

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    1998      1997      1996
                                                  --------- --------- ---------
Interest income:
  Loans receivable............................... $  54,793    51,411    47,078
  Mortgage-backed securities.....................     6,995     3,661     3,030
  Investment securities..........................     1,608     2,503     1,717
  Other..........................................     1,474     1,093       821
                                                  --------- --------- ---------
    Total interest income........................    64,870    58,668    52,646
                                                  --------- --------- ---------
Interest expense:
  Deposits (note 8)..............................    28,138    26,332    25,089
  Federal Home Loan Bank advances and other
   borrowings....................................    10,972     8,569     6,062
                                                  --------- --------- ---------
    Total interest expense.......................    39,110    34,901    31,151
                                                  --------- --------- ---------
    Net interest income before provision for loan
     losses......................................    25,760    23,767    21,495
Provision for loan losses (note 3)...............     1,450     3,001     2,103
                                                  --------- --------- ---------
    Net interest income after provision for loan
     losses......................................    24,310    20,766    19,392
                                                  --------- --------- ---------
Other income:
  Loan servicing charges and deposit fees........     2,402     1,828     1,629
  Gain on sale of loans held for sale............       175       356       175
  Commissions....................................       735       555       606
  Other..........................................        16        30        79
                                                  --------- --------- ---------
                                                      3,328     2,769     2,489
                                                  --------- --------- ---------
Other expense:
  Compensation and employee benefits (notes 12
   and 13).......................................     8,375     7,829     7,565
  Occupancy, net.................................     1,945     1,946     1,970
  Federal deposit insurance premiums.............       517       855     1,254
  Data processing................................       730       707       641
  Other general and administrative expense.......     3,534     3,036     3,350
                                                  --------- --------- ---------
    Total general and administrative expense.....    15,101    14,373    14,780
  Savings Association Insurance Fund special
   assessment....................................       --      3,100       --
  Real estate operations, net (note 5)...........       595       775       656
  Amortization of core deposit intangible........        35       264       303
                                                  --------- --------- ---------
    Total other expense..........................    15,731    18,512    15,739
                                                  --------- --------- ---------
    Earnings before income taxes.................    11,907     5,023     6,142
Income taxes (note 10)...........................     5,297     2,203     2,573
                                                  --------- --------- ---------
    Net earnings................................. $   6,610     2,820     3,569
                                                  ========= ========= =========
Basic earnings per share (note 11)............... $    1.21      0.51      0.62
                                                  ========= ========= =========
Diluted earnings per share (note 11)............. $    1.14      0.49      0.59
                                                  ========= ========= =========
Weighted average basic shares outstanding........ 5,469,646 5,509,836 5,778,963
Weighted average diluted shares outstanding...... 5,795,480 5,792,344 6,048,751

          See accompanying notes to consolidated financial statements.

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                    UNREALIZED
                                                     GAIN ON     RETAINED
                                         ADDITIONAL SECURITIES   EARNINGS,
                                  COMMON  PAID-IN   AVAILABLE  SUBSTANTIALLY   DEFERRED
                          SHARES  STOCK   CAPITAL    FOR SALE   RESTRICTED   COMPENSATION TOTAL
                          ------  ------ ---------- ---------- ------------- ------------ ------
Balance, June 30, 1995..  4,014    $40     28,260       --         41,437       (3,296)   66,441
Net earnings............     --     --         --       --          3,569           --     3,569
Repurchase and
 retirement of stock....   (234)    (2)    (1,756)      --         (1,491)          --    (3,249)
Exercise of stock op-
 tions..................     34     --        255       --             --           --       255
Deferred compensation
 amortized to expense...     --     --        258       --             --          652       910
                          -----    ---     ------      ---        -------       ------    ------
Balance, June 30, 1996..  3,814     38     27,017       --         43,515       (2,644)   67,926
Net earnings............     --     --         --       --          2,820           --     2,820
Shares issued in
 connection with stock
 dividend...............    946      9     17,012       --        (17,021)          --        --
Repurchase and
 retirement of stock....   (134)    (1)      (959)      --         (1,310)          --    (2,270)
Exercise of stock op-
 tions..................     77      1        576       --            118           --       695
Unrealized gain on
 securities available
 for sale, net of tax...     --     --         --      136             --           --       136
Deferred compensation
 amortized to expense...     --     --        405       --             --          531       936
                          -----    ---     ------      ---        -------       ------    ------
Balance, June 30, 1997..  4,703     47     44,051      136         28,122       (2,113)   70,243
Net earnings............     --     --         --       --          6,610           --     6,610
Shares issued in
 connection with stock
 dividend...............  1,165     12     29,120       --        (29,132)          --        --
Repurchase and
 retirement of stock....    (56)    (1)      (335)      --           (821)          --    (1,157)
Exercise of stock
 options................     15     --         87       --             --           --        87
Unrealized gain on
 securities available
 for sale, net of tax...     --     --         --      254             --           --       254
Deferred compensation
 amortized to expense...     --     --        797       --             --          425     1,222
                          -----    ---     ------      ---        -------       ------    ------
Balance, June 30, 1998 .  5,827    $58     73,720      390          4,779       (1,688)   77,259
                          =====    ===     ======      ===        =======       ======    ======

          See accompanying notes to consolidated financial statements.

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                   1998      1997       1996
                                                 --------  ---------  --------
Cash flows from operating activities:
 Net earnings................................... $  6,610      2,820     3,569
                                                 --------  ---------  --------
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization................      293        (14)     (634)
   Provision for loan losses....................    1,450      3,001     2,103
   Write-downs and provision for losses on real
    estate held for sale........................      251        491       252
   Provision for deferred income taxes..........      913        143     1,407
   Gain on sale of real estate held for sale....     (176)      (385)     (339)
   Gain on sale of loans held for sale..........     (175)      (356)     (175)
   Loans originated for sale....................  (41,321)   (31,598)  (28,922)
   Sale of loans held for sale..................   34,324     33,870    27,662
   Federal Home Loan Bank (FHLB) stock dividend
    received....................................     (633)      (513)     (263)
   (Increase) decrease in accrued interest
    receivable and other assets.................      370       (223)     (343)
   Increase (decrease) in other liabilities.....   (8,375)    10,319     1,666
   Increase (decrease) in accounts payable and
    accrued expenses............................      321        673     (549)
   Other........................................    1,962        529     1,841
                                                 --------  ---------  --------
     Total adjustments..........................  (10,796)    15,937     3,706
                                                 --------  ---------  --------
     Net cash provided (used) by operating
      activities................................   (4,186)    18,757     7,275
                                                 --------  ---------  --------
Cash flows from investing activities:
 Loans originated for investment................  (95,253)   (83,408)  (93,424)
 Loans purchased for investment.................  (48,112)   (12,521)  (27,789)
 Principal repayments on loans..................   91,846     54,465    48,032
 Sale of investment securities available for
  sale..........................................      --         --      2,550
 Purchases of investment securities available
  for sale......................................      --      (1,199)   (2,400)
 Purchases of investment securities held to
  maturity......................................      --      (7,996)  (45,149)
 Maturities and principal repayments of
  investment securities held to maturity........   31,610      8,784    31,638
 Sale of MBS available for sale.................      --         --      1,754
 Purchases of MBS available for sale............   (8,237)       --        --
 Purchases of MBS held to maturity..............  (63,530)   (40,228)  (13,766)
 Principal repayments on MBS ...................   29,595      7,305    11,157
 Sale of real estate held for sale..............    3,545      3,653     1,393
 Purchase of FHLB stock.........................   (1,210)    (1,054)   (3,152)
 Investment in office premises and equipment....   (1,923)      (849)   (1,041)
                                                 --------  ---------  --------
     Net cash used by investing activities......  (61,669)   (73,048)  (90,197)
                                                 --------  ---------  --------
Cash flows from financing activities:
 Increase in deposits...........................   27,724     40,669    31,359
 Proceeds from funding of FHLB advances.........  382,700    370,000   363,780
 Repayments of FHLB advances.................... (324,400)  (347,600) (292,430)
 Proceeds from securities sold under agreement
  to repurchase.................................      --         --     74,078
 Repayments of securities sold under agreement
  to repurchase.................................      --        (300)  (96,651)
 Repurchase of stock............................   (1,157)    (2,270)   (3,249)
 Common stock options exercised.................       87        577       255
                                                 --------  ---------  --------
     Net cash provided by financing activities..   84,954     61,076    77,142
                                                 --------  ---------  --------
     Increase (decrease) in cash and cash
      equivalents...............................   19,099      6,785    (5,780)
Cash and cash equivalents at beginning of year..   20,353     13,568    19,348
                                                 --------  ---------  --------
Cash and cash equivalents at end of year........ $ 39,452     20,353    13,568
                                                 ========  =========  ========
Supplemental disclosures of cash flow
 information:
 Interest paid (including interest credited).... $ 38,604     34,454    30,987
 Cash paid for income taxes.....................    5,295        621     1,155
                                                 ========  =========  ========
Supplemental schedule of noncash investing and
 financing activities:
 Additions to loans resulting from the sale of
  real estate acquired through foreclosure       $  1,365      4,847     5,580
 Additions to real estate acquired through
  foreclosure...................................    6,239      8,313     7,764
                                                 ========  =========  ========

          See accompanying notes to consolidated financial statements.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1998 AND 1997

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Quaker City Bancorp, Inc., incorporated in Delaware, is primarily engaged in the savings and loan business through its wholly owned subsidiary, Quaker City Savings and Loan Association (the Association). At June 30, 1998, the Association operated ten retail banking offices in Southern California. The Association is subject to significant competition from other financial institutions, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

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

 Financial Instruments

  Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS No. 107), requires the disclosure of the fair value of financial instruments, whether or not recognized on the statement of financial condition, for which it is practicable to estimate the value. A significant portion of the Company's assets and liabilities are financial instruments as defined under SFAS No. 107. Fair values, estimates and assumptions are set forth in note 18, Fair Value of Financial Instruments.

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

  Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not currently engage in trading activities. The Company is subject to interest rate risk to the degree that its interest-earning assets reprice on a different frequency or schedule than its interest-bearing liabilities. A majority of the Company's loans receivable and mortgage-backed securities reprice based on the Eleventh District Cost of Funds Index (COFI). The repricing of COFI tends to lag other interest rate indices. The Company closely monitors the pricing sensitivity of its financial instruments.

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

 Assets Held or Available for Sale

  The Company identifies those loans, mortgage-backed securities (MBS) and investment securities for which it does not have the positive intent and ability to hold to maturity. If management has the positive intent and the Company has the ability to hold such assets until maturity, they are classified as held to maturity and are carried at amortized historical cost. Securities that are to be held for indefinite periods of time and not intended to be held to maturity are generally classified as available for sale and are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of income tax effect. However, if a decline in fair value is determined to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis, and the amount of the writedown is included in earnings. Gains and losses from the sales of MBS and investment securities available for sale are recognized at the time of sale and are determined by the specific-identification method. Premiums and discounts on securities available for sale are amortized utilizing the interest method over the contractual terms of the assets. Loans held for sale are carried at the lower of amortized historical cost or fair value as determined on an aggregate basis. Assets held for indefinite periods of time include assets that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors.

 Assets Held to Maturity

  Loans, MBS and investment securities, excluding those held or available for sale, are carried at amortized historical cost, adjusted for amortization of premiums and discounts utilizing the interest method over the contractual terms of the assets. The carrying value of these assets is not adjusted for

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES temporary declines in fair value since the Company has the positive intent and ability to hold them to maturity. If a decline in the fair value of securities is determined to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the writedown is included in earnings.

 Interest Income on Loans Receivable

  Interest income on loans receivable is accrued as it is earned. The Company defers and amortizes both loan origination fees and the incremental direct costs relating to the origination of loans held to maturity. Loan origination fees and incremental direct loan origination costs on loans held for sale are deferred and included in the computation of gain or loss upon sale of the loans. The deferred origination fees and costs on loans held to maturity are amortized into interest income utilizing the interest method over the lives of the related loans. Loans are placed on nonaccrual status after being delinquent 60 days, or earlier if the ultimate collectibility of the accrual is in doubt. Whenever the accrual of interest is stopped, previously accrued but uncollected interest income is reversed. Thereafter, interest is recognized only as cash is received until the loan is reinstated. Accretion of discounts and deferred loan fees is discontinued when loans are placed on nonaccrual status.

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

  Factors considered as part of the periodic loan review process to determine whether a loan is impaired address both the amount the Company believes is probable that it will collect and the timing of such collection. As part of the Company's loan review process, the Company will consider such factors as the ability of the borrower to continue to meet the debt service requirements, assessments of other sources of repayment, the fair value of any collateral and the creditor's prior history in dealing with these types of credits. In evaluating whether a loan is considered impaired, insignificant delays (less than 12 months) in the absence of other facts and circumstances would not alone lead to the conclusion that a loan was impaired.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The Company recognizes impairment on troubled collateral dependent loans by creating a valuation allowance. The valuation allowance is maintained while the loans are still in process of collection. At such time that the assets are deemed uncollectible, the valuation allowance is charged off.

 Loan Sales and Servicing

  The Company sells loans and participations in loans with yield rates to the investors based upon current market rates. Gain or loss on the sale of loans is recognized to the extent that the selling prices differ from the carrying value of the loans sold based on the estimated relative fair values of the assets sold and any retained interests, less any liabilities incurred. The assets obtained on sale are generally loan servicing assets. Liabilities incurred in a sale may include recourse obligations or servicing liabilities. Historically, the Company has not established servicing assets or liabilities upon sale of loans, although the Company retained the servicing rights on loans sold, because management has determined that the benefits from the contractually specified servicing fees and other ancillary sources equate approximately to what a substitute servicer would be compensated for such services.

  The Company may also purchase mortgage servicing rights related to mortgage loans originated by other institutions. These mortgage servicing rights are measured initially at fair value, presumptively the price paid. The servicing asset is amortized in proportion to and over the period of estimated net servicing income and is assessed for impairment or increased obligation based on its fair value.

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

 Earnings per Share

  Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, the Company is required to report both basic and diluted earnings per share. Basic earnings per share is determined by dividing net income by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Earnings per share for 1997 and 1996 have been restated to conform with the provisions of SFAS No. 128. Earnings per share have been adjusted to reflect the 25% stock dividends distributed to stockholders in May 1997 and June 1998.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

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

 Stock Option Plans

  Prior to July 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Effective July 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based compensation awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock options grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and to provide the pro forma disclosure provisions of SFAS No. 123.

 Other Recent Accounting Pronouncements

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income represents the change in equity of the Company during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all components of comprehensive income, which are required to be recognized under accounting standards, to be reported in a financial statement that is displayed in equal prominence with the other financial statements. SFAS No. 130 does not require a specific presentation format, but will require the Company to display an amount representing total comprehensive income for the periods in the financial statements. SFAS No. 130 is effective for both interim and annual periods of fiscal years beginning after December 15, 1997. Implementation of SFAS No. 130 will not have a material effect on the Company's financial condition or results of operations.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supersedes numerous requirements in a previously issued statement SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" but retains the requirement to report information about major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Implementation of SFAS No. 131 will not have a material effect on the Company's financial condition or results of operations.

  In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 addresses disclosure only. It does not address measurement or recognition. SFAS No. 132 standardizes the disclosure requirements for defined benefit plans and recommends a parallel format for presenting information about pensions and other postretirement benefits. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Implementation of SFAS No. 132 will not have a material effect on the Company's financial condition or results of operations.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It specifies necessary conditions to be met to designate a derivative as a hedge. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Early implementation is permitted under this statement and the Company implemented SFAS No. 133 effective July 1, 1998. Upon implementation, approximately $73.0 million in MBS were transferred to available for sale.

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(2) INVESTMENT SECURITIES

  The following table provides a summary of investment securities with a comparison of amortized cost and fair values:

                                                     GROSS      GROSS
                                         AMORTIZED UNREALIZED UNREALIZED  FAIR
                                           COST      GAINS      LOSSES   VALUE
                                         --------- ---------- ---------- ------
                                                     (IN THOUSANDS)
   June 30, 1998:
     Held to maturity:
       U.S. Government and Federal
        agency obligations.............   $ 4,729      12         --      4,741
       Municipal bonds.................       329     --          --        329
                                          -------     ---        ----    ------
                                          $ 5,058      12         --      5,070
     Available for sale--marketable
      equity securities................     1,200     619         --      1,819
                                          -------     ---        ----    ------
         Total.........................   $ 6,258     631         --      6,889
                                          =======     ===        ====    ======
   June 30, 1997:
     Held to maturity:
       U.S. Government and Federal
        agency obligations.............   $36,303     --         (161)   36,142
       Municipal bonds.................       351     --          --        351
                                          -------     ---        ----    ------
                                           36,654     --         (161)   36,493
     Available for sale--marketable
      equity securities................     1,200     232         --      1,432
                                          -------     ---        ----    ------
         Total.........................   $37,854     232        (161)   37,925
                                          =======     ===        ====    ======

  At June 30, 1998 and 1997, the Company had accrued interest receivable on investment securities of $94,000 and $362,000, respectively, which is included in accrued interest receivable and other assets in the accompanying consolidated statements of financial condition.

  Proceeds from sales of investment securities available for sale were $2.6 million during 1996. There were no sales of investment securities available for sale in 1998 and 1997. There were no gross gains or losses realized during 1998, 1997 and 1996.

  The contractual principal maturities for investment securities held to maturity as of June 30, 1998 are as follows:

                                         CONTRACTUAL PRINCIPAL MATURITY
                                  --------------------------------------------
                                                  MATURING
                                         MATURING  1 YEAR   MATURING  MATURING
                                          WITHIN    TO 5   5 YEARS TO  AFTER
                                  TOTAL   1 YEAR   YEARS    10 YEARS  10 YEARS
                                  ------ -------- -------- ---------- --------
                                                 (IN THOUSANDS)
   U.S. Government and Federal
    agency obligations........... $4,729   547     4,182      --        --
   Municipal bonds...............    329   --        --       --        329
                                  ------   ---     -----      ---       ---
         Total................... $5,058   547     4,182      --        329
                                  ======   ===     =====      ===       ===

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(3) LOANS RECEIVABLE, NET

  The following table presents carrying values of loans receivable at the dates indicated:

                                                                    JUNE 30
                                                                ----------------
                                                                  1998    1997
                                                                -------- -------
                                                                 (IN THOUSANDS)
   Real estate:
     Residential:
       One to four units....................................... $279,862 299,979
       Multifamily.............................................  347,285 301,965
     Commercial and land.......................................   78,158  56,683
                                                                -------- -------
                                                                 705,305 658,627
   Other.......................................................    7,544   1,070
                                                                -------- -------
                                                                 712,849 659,697
   Less:
     Undisbursed loan funds....................................      579     441
     Unamortized discounts.....................................    2,170   2,404
     Deferred loan fees, net...................................    3,612   3,493
     Allowance for loan losses.................................    7,955   7,772
                                                                -------- -------
                                                                 698,533 645,587
                                                                -------- -------
   Less:
     Held for sale--residential real estate:
       One to four units.......................................    1,043     623
       Multifamily.............................................    6,464     --
                                                                -------- -------
                                                                   7,507     623
                                                                -------- -------
         Held to maturity...................................... $691,026 644,964
                                                                ======== =======

  The weighted average interest rate on the Company's loan portfolio was 8.16% and 7.96% at June 30, 1998 and 1997, respectively.

  Certain mortgage loans aggregating $198.4 million and $234.7 million at June 30, 1998 and 1997, respectively, are collateral for FHLB advances.

  At June 30, 1998 and 1997, the Association had loans with an outstanding balance of $10.5 million and $9.4 million, respectively under two separate agreements with the City of Los Angeles to guarantee up to a total of $15 million of multifamily housing revenue bonds primarily for the acquisition and renovation of earthquake-stricken properties. In conjunction with these guarantees, standby letters of credit were issued by the Federal Home Loan Bank. Additionally, the principal balances of other loans sold with recourse totaled $509,000 and $1.5 million at June 30, 1998 and 1997, respectively.

  At June 30, 1998 and 1997, the Association had accrued interest receivable on loans of $4.3 million and $4.0 million, respectively, which is included in accrued interest receivable and other assets in the accompanying consolidated statements of financial condition.

  The Company serviced loans for investors totaling $276.4 million, $227.9 million and $212.6 million at June 30, 1998, 1997 and 1996, respectively.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  Activity in the allowance for loan losses is summarized as follows:

                                                               JUNE 30
                                                        -----------------------
                                                         1998     1997    1996
                                                        -------  ------  ------
                                                           (IN THOUSANDS)
   Accumulated through a charge to earnings:
     Balance at beginning of year...................... $ 6,496   6,542  10,614
     Provision for loan losses.........................   1,450   3,001   2,103
     Charge-offs, net..................................  (1,255) (3,047) (6,175)
                                                        -------  ------  ------
     Balance at end of year............................   6,691   6,496   6,542
                                                        -------  ------  ------
   Valuation allowance for portfolios acquired:
     Balance at beginning of year......................   1,276   1,291   1,494
     Purchases.........................................     --      --      294
     Charge-offs.......................................     --      --     (471)
     Reductions credited...............................     (12)    (15)    (26)
                                                        -------  ------  ------
     Balance at end of year............................   1,264   1,276   1,291
                                                        -------  ------  ------
       Total allowance for loan losses................. $ 7,955   7,772   7,833
                                                        =======  ======  ======

  Since 1990, the Company has purchased loans from independent parties in various transactions. In some cases, loans were purchased at a discount from par with a portion of such discount attributed to credit risk associated with the purchased loans. In such instances, as part of the acquisition, the Company has recorded a valuation allowance to reflect credit risk inherent in the purchased portfolio. Such valuation allowances have been specifically allocated to the corresponding assets purchased and are accounted for separately from the valuation allowances that have been accumulated through a charge to earnings. In addition, any discounts on purchased loans applicable to credit risk are accounted for separate and apart from discounts due to yield adjustments.

 Credit Risk and Concentration

  At June 30, 1998 and 1997, the balances of nonaccrual loans totaled $6.9 million and $8.5 million, respectively, net of specific allowances of $945,000 and $1.0 million. The Company's nonaccrual policy requires that loans be placed on nonaccrual status after being delinquent 60 days or earlier if warranted. There were no accruing loans contractually past due 60 days or more at June 30, 1998 and 1997.

  The gross amount of interest income on nonaccrual loans that would have been recorded during the years ended June 30, 1998, 1997 and 1996 if the nonaccrual loans had been current in accordance with their original terms was $640,000, $782,000 and $1,100,000, respectively. For the years ended June 30, 1998, 1997 and 1996, $399,000, $469,000 and $565,000, respectively, were actually earned on nonaccrual loans and are included in interest income on loans in the accompanying consolidated statements of earnings. Interest income earned on nonaccrual loans is generally recorded utilizing the cash-basis method of accounting.

  Substantially all of the Company's real estate loans are secured by properties located in Southern California.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

 Impaired Loans

  At June 30, 1998 and 1997, the Company had a gross investment in impaired loans of $8.1 million and $8.0 million, respectively. During the year ended June 30, 1998, 1997 and 1996, the Company's average investment in impaired loans was $8.2 million, $8.2 million and $11.8 million, respectively, and for the years then ended, interest income on such loans totaled $752,000, $704,000 and $611,000, respectively. Interest income on impaired loans which are performing is generally recorded utilizing the cash-basis method of accounting. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. Impaired loans totaling $3.4 million and $4.3 million were not performing in accordance with their contractual terms at June 30, 1998 and 1997 and have been included in nonaccrual loans at that date.

  Impaired loans at June 30, 1998 included $6.0 million of loans for which specific valuation allowances of $1.2 million had been established and $2.1 million of loans for which no specific valuation allowance was considered necessary. At June 30, 1997, the Company had $5.5 million of impaired loans for which specific valuation allowances of $1.2 million had been established and $2.5 million of such loans for which no specific valuation allowance was considered necessary. All such provisions for losses and any related recoveries are recorded as part of the total allowance for loan losses.

(4) MORTGAGE-BACKED SECURITIES

  Summarized below are the amortized cost and estimated fair values of MBS:

                                                     JUNE 30, 1998
                                        ---------------------------------------
                                                    GROSS      GROSS
                                        AMORTIZED UNREALIZED UNREALIZED  FAIR
                                          COST      GAINS      LOSSES    VALUE
                                        --------- ---------- ---------- -------
                                                    (IN THOUSANDS)
   Held to maturity:
     GNMA, FNMA and FHLMC securities... $ 72,991      732       --       73,723
     Issued by other financial
      institutions.....................    3,583        3       --        3,586
     Collateralized mortgage
      obligations......................   31,003      393       --       31,396
                                        --------    -----       ---     -------
                                        $107,577    1,128       --      108,705
   Available for sale--collateralized
    mortgage obligations...............    8,228       46       --        8,274
                                        --------    -----       ---     -------
       Total........................... $115,805    1,174       --      116,979
                                        ========    =====       ===     =======
                                                     JUNE 30, 1997
                                        ---------------------------------------
                                                    GROSS      GROSS
                                        AMORTIZED UNREALIZED UNREALIZED  FAIR
                                          COST      GAINS      LOSSES    VALUE
                                        --------- ---------- ---------- -------
                                                    (IN THOUSANDS)
   Held to maturity:
     GNMA, FNMA and FHLMC securities... $ 48,557      129       --       48,686
     Issued by other financial
      institutions.....................    4,501        2       --        4,503
     Collateralized mortgage
      obligations......................   21,081      326       --       21,407
                                        --------    -----       ---     -------
       Total........................... $ 74,139      457       --       74,596
                                        ========    =====       ===     =======

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The contractual principal maturities for MBS held to maturity as of June 30, 1998, are as follows:

                                        CONTRACTUAL PRINCIPAL MATURITY
                                -----------------------------------------------
                                         MATURITY MATURITY   MATURITY  MATURITY
                                          WITHIN  1 YEAR TO 5 YEARS TO  AFTER
                                 TOTAL    1 YEAR   5 YEARS   10 YEARS  10 YEARS
                                -------- -------- --------- ---------- --------
                                                (IN THOUSANDS)
   GNMA, FNMA and FHLMC
    securities................. $ 72,991   --        --         543     72,448
   Issued by other financial
    institutions...............    3,583   --        --       1,184      2,399
   Collateralized mortgage
    obligations................   31,003   --        --         --      31,003
                                --------   ---       ---      -----    -------
     Total..................... $107,577   --        --       1,727    105,850
                                ========   ===       ===      =====    =======

  The mortgage-backed securities included in the above table have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.

  In November 1995, the FASB issued a Special Report as an aid in understanding and implementing SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Special Report included guidance that allowed the Company to review the appropriateness of the classifications of all securities held. Any reclassifications would be accounted for at fair value in accordance with SFAS No. 115. In accordance with the Special Report, during the second quarter of 1996, the Company transferred a $1.8 million mortgage-backed security from the held to maturity portfolio to the available for sale portfolio. This mortgage-backed security was subsequently sold during 1996 with a realized gain of $41,000. There were no mortgage-backed securities sold during 1998 and 1997.

  The collateralized mortgage obligations held at June 30, 1998 and 1997 represented nonequity interests in mortgage pass-through certificates (Class A-1 Senior Certificates) and were of investment grade.

  The Company had accrued interest receivable on mortgage-backed securities of $673,000 and $382,000 at June 30, 1998 and 1997, respectively, which is included in accrued interest receivable and other assets in the accompanying consolidated statements of financial condition.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(5) REAL ESTATE HELD FOR SALE

  The following is a summary of real estate held for sale, net of valuation allowances:

                                                                    JUNE 30
                                                                  -------------
                                                                   1998   1997
                                                                  ------  -----
                                                                      (IN
                                                                   THOUSANDS)
   Acquired through foreclosure.................................. $2,678  1,720
   Held for development..........................................    831    769
   Valuation allowances..........................................   (175)  (175)
                                                                  ------  -----
                                                                  $3,334  2,314
                                                                  ======  =====

  Changes in the valuation allowance on real estate held for sale are summarized as follows:

                                                                     JUNE 30
                                                                  --------------
                                                                  1998 1997 1996
                                                                  ---- ---- ----
                                                                  (IN THOUSANDS)
   Balance at beginning of year.................................. $175 175  175
   Provision for losses..........................................  --  --   --
                                                                  ---- ---  ---
   Balance at end of year........................................ $175 175  175
                                                                  ==== ===  ===

  The following table summarizes real estate operations, net:

                                                                  JUNE 30
                                                               ----------------
                                                               1998  1997  1996
                                                               ----  ----  ----
                                                               (IN THOUSANDS)
   Net (income) loss from operations:
     Real estate held for development......................... $(50)    8    46
     Gain on sale of foreclosed real estate owned............. (176) (385) (339)
     Losses on operations of foreclosed real estate owned.....  570   661   697
                                                               ----  ----  ----
                                                                344   284   404
   Write-downs................................................  251   491   252
                                                               ----  ----  ----
       Real estate operations, net............................ $595   775   656
                                                               ====  ====  ====

(6) FEDERAL HOME LOAN BANK (FHLB) STOCK

  As a member of the FHLB System, the Association is required to own capital stock in the FHLB of San Francisco in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each year, or 5% of its outstanding borrowings from the FHLB of San Francisco. The Association was in compliance with this requirement with an investment in FHLB of San Francisco stock at June 30, 1998 and 1997 of $11.6 million and $9.7 million, respectively. FHLB stock is recorded at historical cost.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(7) OFFICE PREMISES AND EQUIPMENT

  The following is a summary of office premises and equipment, net:

                                                                      JUNE 30
                                                                   -------------
                                                                    1998   1997
                                                                   ------ ------
                                                                        (IN
                                                                    THOUSANDS)
   Land........................................................... $  720    720
   Buildings and leasehold improvements...........................  6,933  6,282
   Furniture, fixtures and equipment..............................  5,451  4,718
                                                                   ------ ------
                                                                   13,104 11,720
   Less accumulated depreciation and amortization.................  7,815  7,503
                                                                   ------ ------
                                                                   $5,289  4,217
                                                                   ====== ======

  The Company recorded depreciation and amortization expense on premises, equipment and leasehold improvements of $846,000, $805,000 and $675,000 during 1998, 1997 and 1996, respectively.

(8) DEPOSITS

  The following is a summary of deposits:

                                               JUNE 30, 1998     JUNE 30, 1997
                                             ----------------- -----------------
                                             WEIGHTED          WEIGHTED
                                             AVERAGE           AVERAGE
                                               RATE    AMOUNT    RATE    AMOUNT
                                             -------- -------- -------- --------
                                                   (DOLLARS IN THOUSANDS)
   Money market deposits....................   4.56%  $116,412   4.72%  $102,607
   Passbook deposits........................   2.14     18,411   2.02     17,762
   NOW and other demand deposits............   1.63     34,684   1.19     22,459
   Non-interest bearing demand deposits.....    --      10,263    --       8,939
   Certificates of deposit:
     3 months or less.......................   5.41    103,242   5.45     82,054
     Over 3 through 6 months................   5.37     97,379   5.51     98,861
     Over 6 through 12 months...............   5.45    115,628   5.74    120,324
     Over 12 months.........................   5.98     84,891   5.96    100,180
                                                      --------          --------
                                               4.90   $580,910   5.11   $553,186
                                               ====   ========   ====   ========

  The weighted average interest rates are based upon stated interest rates without giving consideration to daily compounding of interest or forfeiture of interest because of premature withdrawal.

  Certificates of deposit of $100,000 or more accounted for $82.1 million and $78.3 million of deposits at June 30, 1998 and 1997, respectively.

  At June 30, 1998 and 1997, the Company had accrued interest payable on deposits of $184,000 and $150,000, respectively, which is included in other liabilities in the accompanying consolidated statements of financial condition.

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  Deposits at June 30, 1998 mature as follows (in thousands):

   Immediately withdrawable........................................... $179,770
   Year ending June 30:
     1999.............................................................  316,249
     2000.............................................................   64,013
     2001.............................................................   12,135
     2002.............................................................    6,861
     2003.............................................................    1,882
                                                                       --------
                                                                       $580,910
                                                                       ========

  Interest expense by type of deposit account is summarized in the following table for the periods indicated:

                                                            YEAR ENDED JUNE 30
                                                           ---------------------
                                                            1998    1997   1996
                                                           ------- ------ ------
                                                              (IN THOUSANDS)
   Money market deposits.................................. $ 5,022  3,498  3,000
   Passbook deposits......................................     351    355    418
   NOW and other demand deposits..........................     336    278    275
   Certificates of deposit................................  22,429 22,201 21,396
                                                           ------- ------ ------
                                                           $28,138 26,332 25,089
                                                           ======= ====== ======

(9) FEDERAL HOME LOAN BANK ADVANCES

  Federal Home Loan Bank (FHLB) advances are summarized as follows:

                                                                JUNE 30
                                                           -----------------
                                                             1998     1997
                                                           -------- --------
                                                            (IN THOUSANDS)
   FHLB advances, due at various dates through 2008, with
    interest rates from 5.36% to 6.62% and a weighted
    average rate of 5.86% at June 30, 1998 and from 5.47%
    to 7.10% and a weighted average rate of 6.10% at June
    30, 1997.............................................  $216,000  157,700
                                                           ======== ========

  These advances are secured by the Association's stock in the FHLB, certain MBS and certain mortgage loans aggregating $198.4 million and $234.7 million at June 30, 1998 and 1997, respectively. At June 30, 1998, the amount of additional credit available from the FHLB was $51.5 million.

  The maturities of FHLB advances are as follows (in thousands):

            Year ending June 30:
              1999.............................. $ 87,000
              2000..............................   28,700
              2001..............................   24,400
              2002..............................   19,800
              2003 and thereafter...............   56,100
                                                 --------
                                                 $216,000
                                                 ========

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(10) INCOME TAXES

  Income taxes for the fiscal years ended June 30, 1998, 1997 and 1996 are comprised of the following:

                                                            FEDERAL STATE TOTAL
                                                            ------- ----- -----
                                                              (IN THOUSANDS)
   Year ended June 30, 1998:
     Current............................................... $3,606    778 4,384
     Deferred..............................................    209    704   913
                                                            ------  ----- -----
                                                            $3,815  1,482 5,297
                                                            ======  ===== =====
   Year ended June 30, 1997:
     Current............................................... $1,551    509 2,060
     Deferred..............................................     74     69   143
                                                            ------  ----- -----
                                                            $1,625    578 2,203
                                                            ======  ===== =====
   Year ended June 30, 1996:
     Current............................................... $  961    205 1,166
     Deferred..............................................    960    447 1,407
                                                            ------  ----- -----
                                                            $1,921    652 2,573
                                                            ======  ===== =====

  A reconciliation from expected Federal income taxes to consolidated effective income taxes for the periods indicated follows. The statutory Federal income tax rate for all periods was 34.0%.

                                                          YEAR ENDED JUNE 30
                                                          --------------------
                                                           1998   1997   1996
                                                          ------  -----  -----
                                                            (IN THOUSANDS)
   Expected Federal income taxes......................... $4,048  1,708  2,088
   Increases (decreases) in computed tax resulting from:
     State taxes, net of Federal benefit.................    978    381    430
     Interest earned on tax-exempt securities............     (8)   (29)    (9)
     Fair value of ESOP shares over cost.................    271    138     88
     Other, net..........................................      8      5    (24)
                                                          ------  -----  -----
                                                          $5,297  2,203  2,573
                                                          ======  =====  =====

  On August 20, 1996, the President signed the Small Business Job Protection Act (the Act) into law. The Act repeals the reserve method of accounting for bad debts for savings institutions, effective for taxable years beginning after December 31, 1995. The Company, therefore, will be required to use the specific charge-off method on its 1996 and subsequent Federal income tax returns. Prior to 1996, savings institutions that met certain definitional tests and other conditions prescribed by the Internal Revenue Code were allowed to deduct, within limitations, a bad debt deduction. The deduction percentage was 8% for the years ended December 31, 1995 and 1994. Alternatively, a qualified savings institution could compute its bad debt deduction based upon actual loan loss experience (the Experience Method). The Company computed its bad debt deduction utilizing the Experience Method in the calendar years 1995 and 1994. The Association's tax bad debt reserve balance of approximately $10.9 million as of June 30, 1998, will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to stockholders in excess of the Association's current and accumulated earnings and profit, a redemption of shares or upon a partial or complete

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES liquidation of the Association. The Association does not intend to make distributions to stockholders that would result in recapture of any portion of its bad debt reserve. Since management intends to use the reserve only for the purpose for which it was intended, a deferred tax liability of approximately $3.7 million has not been recorded.

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1998 and 1997 are presented below:

                                                                 1998     1997
                                                                -------  ------
                                                                (IN THOUSANDS)
   Deferred tax assets:
     Loan valuation allowances................................. $ 1,794   2,321
     State income taxes........................................     593     274
     Deferred compensation.....................................     786     712
     Amortization of core deposit..............................     379     382
     Accelerated depreciation..................................      61     --
     Other.....................................................     --      282
                                                                -------  ------
       Total gross deferred tax assets.........................   3,613   3,971
                                                                -------  ------
   Deferred tax liabilities:
     Accrued interest income...................................  (1,074)   (959)
     Deferred loan fees........................................  (2,938) (2,733)
     FHLB stock dividends......................................  (1,804) (1,504)
     Accelerated tax depreciation..............................     --      (92)
     Unrealized gains on securities available for sale.........    (302)    (96)
                                                                -------  ------
       Total gross deferred tax liabilities....................  (6,118) (5,384)
                                                                -------  ------
       Net deferred tax liability.............................. $(2,505) (1,413)
                                                                =======  ======

  Deferred tax assets are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or tax credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carryback,
(2) future taxable income, exclusive of the reversal of existing temporary differences, that will result from the reversal of existing taxable temporary differences and (3) future taxable income generated by future operations. In addition, tax planning strategies may be available to accelerate taxable income or deductions, change the character of taxable income or deductions, or switch from tax-exempt to taxable investments so that there will be sufficient taxable income of an appropriate character and in the appropriate periods to allow for realization of the tax benefits. Management believes that the above-described deferred tax assets are more likely than not to be realized and, accordingly, has not established a valuation allowance for the years ended June 30, 1998 and 1997.

  Included in Other Liabilities are current taxes payable of $716,000 and $1.7 million at June 30, 1998 and 1997, respectively.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(11) REGULATORY CAPITAL AND EARNINGS PER SHARE

  The Association is required to maintain certain minimum levels of regulatory capital as set forth by the OTS in capital standards applicable to all thrifts. These capital standards include a core capital requirement, a tangible capital requirement and a risk-based capital requirement. The Association exceeds all capital requirements at June 30, 1998, as shown in the following table:

                                    TANGIBLE                       RISK-BASED
                                     CAPITAL      CORE CAPITAL       CAPITAL
                                 --------------- --------------- ---------------
                                 AMOUNT  PERCENT AMOUNT  PERCENT AMOUNT  PERCENT
                                 ------- ------- ------- ------- ------- -------
                                             (DOLLARS IN THOUSANDS)
   Actual....................... $65,090  7.44%  $65,090  7.44%  $71,301  12.97%
   Required.....................  13,117  1.50    26,233  3.00    43,994   8.00
                                 -------  ----   -------  ----   -------  -----
   Excess....................... $51,973  5.94%  $38,857  4.44%  $27,307   4.97%
                                 =======  ====   =======  ====   =======  =====

  The Federal Deposit Corporation Improvement Act of 1991 contains prompt corrective action (PCA) provisions pursuant to which banks and savings institutions are to be classified into one of five categories, based primarily upon capital adequacy, and which require specific supervisory actions as capital levels decrease. The OTS regulations implementing the PCA provisions define the five capital categories. The following table sets forth the definitions of the categories and the Association's ratios as of June 30, 1998 and 1997:

                               TANGIBLE     TOTAL RISK-         TIER 1 RISK-          TIER 1
       CAPITAL CATEGORY     CAPITAL RATIO  BASED RATIO          BASED RATIO        LEVERAGE RATIO
       ----------------     -------------  -----------          ------------       --------------
   Well-capitalized........      N/A       greater than         greater than       greater than
                                           or equal to  10%     or equal to  6%    or equal to  5%
   Adequately capitalized..      N/A       greater than         greater than       greater than
                                           or equal to   8%     or equal to  4%    or equal to  4%
   Undercapitalized........      N/A       less than     8%     less than    4%    less than    4%
   Significantly
    undercapitalized.......      N/A       less than     6%      less than   3%    less than    3%
   Critically
    undercapitalized.......  less than        N/A                    N/A              N/A
                            or equal to 2%
   Association at June 30,
    1998...................     7.44%        12.97%                 11.84%            7.44%
                                ====         =====                  =====             ====
   Association at June 30,
    1997...................     7.34%        12.64%                 11.42%            7.34%
                                ====         =====                  =====             ====

  The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from well-capitalized to adequately capitalized, or to subject an adequately capitalized or undercapitalized institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At June 30, 1998 and 1997, the Association was a well-capitalized institution.

 Dividends

  Savings association subsidiaries of holding companies generally are required to provide their OTS District Director not less than 30 days' advance notice of any proposed declaration of a dividend on the association's stock. Under regulations adopted by the OTS, the insured institution's ability to declare and pay a dividend to its holding company is subject to certain limitations. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized associations. The Association is considered a well-capitalized institution for purposes of dividend declarations. No dividends were declared or paid by the Association in 1998 or 1997.

 Earnings Per Share

  The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

                             FOR THE YEAR ENDED                FOR THE YEAR ENDED               FOR THE YEAR ENDED
                                JUNE 30, 1998                    JUNE 30, 1997                    JUNE 30, 1996
                      --------------------------------- -------------------------------- --------------------------------
                                                 PER-                              PER-                             PER-
                        INCOME       SHARES      SHARE    INCOME       SHARES     SHARE    INCOME       SHARES     SHARE
                      (NUMERATOR) (DENOMINATOR) ACCOUNT (NUMERATOR) (DENOMINATOR) AMOUNT (NUMERATOR) (DENOMINATOR) AMOUNT
                      ----------- ------------- ------- ----------- ------------- ------ ----------- ------------- ------
Net income..........  $6,610,000                        $2,820,000                       $3,569,000
                      ----------                        ----------                       ----------
BASIC EPS
Income available to
 common
 stockholders.......  $6,610,000    5,469,646    $1.21  $2,820,000    5,509,836   $0.51  $3,569,000    5,778,963   $0.62
                      ----------    ---------    -----  ----------    ---------   -----  ----------    ---------   -----
EFFECT OF DILUTIVE
 SECURITIES
Options--common
 stock equivalent...                  325,834                           282,508                          269,788
                                    ---------                         ---------                        ---------
DILUTED EPS
Income available to
 common stockholders
 plus assumed
 conversions........  $6,610,000    5,795,480    $1.14  $2,820,000    5,792,344   $0.49  $3,569,000    6,048,751   $0.59
                      ==========    =========    =====  ==========    =========   =====  ==========    =========   =====

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(12) RETIREMENT PLANS

 Defined Benefit Plan

  The Association maintains a noncontributory defined benefit pension plan (the Plan). Employees become eligible to participate in the Plan upon attaining the age of 21 and completing one year of service during which they have served a minimum of 1,000 hours. The benefits are based on years of service and the three consecutive years of employment during which the participant earned the highest compensation. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Effective December 31, 1993, the Plan was frozen for benefit service accrued, and employees hired after November 30, 1992 do not participate in the Plan. Benefits after December 31, 1993 may still increase due to increases in compensation.

  Plan assets, at fair value, are primarily comprised of government obligations and short-term investments.

  The following table sets forth the Plan's funded status and amounts recognized in the Association's consolidated statements of financial condition:

                                                                   JUNE 30
                                                                ---------------
                                                                 1998     1997
                                                                -------  ------
                                                                (IN THOUSANDS)
   Actuarial present value of benefit obligations:
     Vested benefit obligation................................  $(3,335) (2,444)
     Nonvested benefit obligation.............................      (44)    (47)
                                                                -------  ------
       Accumulated benefit obligations........................  $(3,379) (2,491)
                                                                =======  ======
   Projected benefit obligation for service rendered to date..  $(3,796) (2,829)
   Plan assets, at fair value.................................    3,402   2,703
                                                                -------  ------
       Excess of projected benefit obligation over Plan
        assets................................................     (394)   (126)
   Items not yet recognized in earnings:
     Unrecognized net loss from past experience different from
      that assumed and effects of changes in assumptions......      700     410
     Unrecognized prior service cost being recognized.........     (128)   (162)
     Unrecognized net transition asset at June 30, 1998 and
      1997 being amortized over approximately 15 years........       (6)     (8)
                                                                -------  ------
       Prepaid pension cost...................................  $   172     114
                                                                =======  ======

  Net pension cost includes the following components:

                                                                   JUNE 30
                                                                ----------------
                                                                 1998     1997
                                                                -------  -------
                                                                (IN THOUSANDS)
   Interest cost on projected benefit obligation............... $   209     224
   Actual return on Plan assets................................    (721)   (152)
   Net amortization and deferral...............................     553     (20)
                                                                -------  ------
     Net periodic pension cost................................. $    41      52
                                                                =======  ======

  The discount rate used in determining the actuarial present value of the benefit obligations was 5.50% and 7.50% as of June 30, 1998 and 1997, respectively. The rate used to determine the expected long-term rate of return on assets for the net pension cost was 7.00% at June 30, 1998 and 1997.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

 Supplemental Executive Retirement Plan

  The Association has a supplemental executive defined benefit pension plan covering specified employees. The benefits are based on employee compensation and length of service and are offset by benefits provided by Social Security and the Company's other qualified retirement plans.

  The following table sets forth the Plan's funded status and amounts recognized in the Association's consolidated statements of financial condition:

                                                                    JUNE 30
                                                                   -----------
                                                                   1998   1997
                                                                   -----  ----
                                                                  (IN THOUSANDS)
   Actuarial present value of benefit obligations:
     Vested benefit obligation.................................... $(290) (258)
     Nonvested benefit obligation.................................   (10)  (16)
                                                                   -----  ----
       Accumulated benefit obligations............................ $(300) (274)
                                                                   =====  ====
   Projected benefit obligation for service rendered to date...... $(743) (491)
   Plan assets, at fair value.....................................   --    --
                                                                   -----  ----
       Excess of projected benefit obligation over Plan assets....  (743) (491)
   Items not yet recognized in earnings:
     Unrecognized net gain from past experience different from
      that assumed and effects of changes in assumptions..........  (280) (472)
     Unrecognized prior service cost being recognized.............   304   352
                                                                   -----  ----
       Accrued pension cost....................................... $(719) (611)
                                                                   =====  ====

  Net pension cost includes the following components:

                                                                     JUNE 30
                                                                 ---------------
                                                                  1998    1997
                                                                 ------- -------
                                                                 (IN THOUSANDS)
   Service cost--benefits earned during the period.............. $    51     50
   Interest cost on projected benefit obligation................      37     32
   Net amortization and deferral................................      20     19
                                                                 ------- ------
     Net periodic pension cost.................................. $   108    101
                                                                 ======= ======

  The discount rate used in determining the actuarial present value of the benefit obligations was 6.50% and 7.50% as of June 30, 1998 and 1997, respectively.

 Employee Stock Ownership Plan (ESOP)

  In December 1993, an ESOP was established for all employees who are age 21 or older and have completed one year of service with the Association during which they have served a minimum of 1,000 hours. The ESOP is internally leveraged and borrowed $3.1 million from the Company to purchase 10% of the outstanding shares of the common stock of Quaker City Bancorp, Inc. issued in the conversion. The loan will be repaid principally from the Association's discretionary contributions to the ESOP over a period of 10 years. At June 30, 1998 and 1997, the outstanding balance on the loan was $1.6 million and $1.9 million, respectively. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES and shares released from the suspense account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after five years of credited service. Vesting will accelerate upon retirement, death or disability of the participant or in the event of a change in control of the Association or the Company. Forfeitures will be reallocated among remaining participating employees, in the same proportion as contributions. Benefits may be payable upon death, retirement, early retirement, disability or separation from service. Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the Company reports compensation expense equal to the fair value of the shares allocated, and the allocated shares are considered outstanding for the computation of earnings per share. The expense related to the ESOP totaled $1.1 million, $715,000 and $583,000 for the fiscal years ended June 30, 1998, 1997 and 1996, respectively. At June 30, 1998 and 1997, unearned compensation related to the ESOP approximated $1.6 million and $1.9 million, respectively, and is shown as a reduction of stockholders' equity in the accompanying consolidated statements of financial condition.

  The table below reflects ESOP activity for the periods indicated:

                                                               YEAR ENDED JUNE
                                                                     30
                                                               ----------------
                                                                1998     1997
                                                               -------  -------
   Unallocated shares at beginning of period.................. 323,438  300,150
   Stock dividend.............................................  67,921   67,275
   Allocated.................................................. (51,750) (43,987)
                                                               -------  -------
   Unallocated shares at end of period........................ 339,609  323,438
                                                               =======  =======

  The fair value of unallocated ESOP shares totaled $6.2 million and $5.7 million at June 30, 1998 and 1997, respectively.

(13) INCENTIVE PLANS

 Recognition and Retention Plan (RRP)

  The Association adopted the RRP as a method of providing officers, employees and nonemployee directors of the Association with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Association. The Association contributed funds to the RRP to enable the trust to acquire, in the aggregate, 4% of the shares of common stock in the conversion. Under the RRP, awards are granted in the form of shares of common stock held by the RRP. These shares represent deferred compensation and have been accounted for as a reduction of stockholders' equity. Shares allocated vest over a period of three to five years commencing on January 1, 1995 and continuing on each anniversary date thereafter. Awards are automatically vested upon a change in control of the Company or the Association. In the event that before reaching normal retirement, an officer or employee terminates service with the Company or the Association, that person's nonvested awards are forfeited.

  The expense related to the RRP for the fiscal years ended June 30, 1998, 1997 and 1996 was approximately $115,000, $221,000 and $327,000, respectively.
At June 30, 1998 and 1997, unearned compensation related to the RRPs was approximately $57,000 and $172,000, respectively, and is shown as a reduction to stockholders' equity in the accompanying consolidated statements of financial condition.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The table below reflects RRP activity for the periods indicated:

                                                               YEAR ENDED JUNE
                                                                     30
                                                               ----------------
                                                                1998     1997
                                                               -------  -------
   Balance at beginning of period.............................  40,087   75,315
   Stock dividend.............................................   5,235    8,018
   Distributed................................................ (19,147) (43,246)
                                                               -------  -------
   Balance at end of period...................................  26,175   40,087
                                                               =======  =======

 Stock Option and Incentive Plans

  In 1994, the stockholders of the Company ratified two stock option plans, the 1993 Incentive Stock Option Plan (the Stock Plan) and the 1993 Stock Option Plan for Outside Directors (the Directors' Plan). In 1998, the stockholders of the Company ratified a stock incentive plan, the 1997 Stock Incentive Plan (the 1997 Stock Plan). All Plans provide for the grant of options at an exercise price equal to the fair market value on the date of grant. The Plans are intended to promote stock ownership by directors and selected officers and employees of the Company to increase their proprietary interest in the success of the Company and to encourage them to remain in the employ of the Company or its subsidiaries. Awards granted under the Plans may include incentive stock options, nonstatutory options, limited rights which are exercisable only upon a change in control of the Association or the Company, restricted stock, stock appreciation rights and other stock-based benefits.

  The Company applies APB Opinion No. 25 and related interpretations for its plans, all of which are fixed stock option plans. Accordingly, the Company did not recognize compensation expense in connection with awards of stock options because the exercise price and the fair market price were the same at the dates of award. Had compensation cost for the Company Plans been recognized based upon the fair value of the options at the grant date consistent with the methodology specified in SFAS No. 123, the Company's net earnings and net earnings per share at June 30, 1998 would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

   Net earnings as reported............................................. $6,610
   Net earnings pro forma...............................................  6,404
   Basic earnings per share as reported.................................   1.21
   Basic earnings per share pro forma...................................   1.17
   Diluted earnings per share as reported...............................   1.14
   Diluted earnings per share pro forma.................................   1.10

  Pro forma disclosures are not required as of June 30, 1997 and 1996 as no options were granted in these years. The per share weighted-average fair value of stock options granted during 1998 was $8.42 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: volatility of 25.27%, no expected dividends, risk-free interest rate of 5.66% and an expected life of 10 years. During the initial phase-in period, the effects of applying SFAS No. 123 for these pro forma disclosures are not likely to be representative of the effects on reported income for future years as options vest over several years and additional awards may be made each year.

  The Directors' Plan authorizes the granting of stock options for a total of 161,719 shares of common stock. The Stock Plan authorizes the granting of stock options for a total of 485,156 shares of common stock. All options granted under both plans were granted at an exercise price of $4.80 per share. The aggregate number of shares of common stock outstanding and available for issuance

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES pursuant to the 1997 Stock Plan is 291,250 shares. Options covering a total of 181,250 shares were granted in fiscal 1998 at a weighted average exercise price of $16.50 per share, which was the fair market value on the grant date. All share and per share information have been adjusted to reflect the 25% stock dividends that were distributed in May 1997 and June 1998.

  All options granted under the Directors' Plan became fully exercisable January 1, 1995. Each option granted under the Directors' Plan expires upon the earlier of ten years following the date of grant or one year following the date the optionee ceases to be a director. All options granted under the Stock Plan are exercisable in three equal annual installments commencing January 1, 1995 and continuing on each anniversary date thereafter. Each option granted under the Stock Plan expires upon the earlier of ten years following the date of grant or three months following the date on which the employee ceases to perform services for the Association or the Company, except that in the event of death, disability, retirement or upon a change in control of the Company or the Association, options may be exercisable for up to one year thereafter or such longer period as determined by the Company. All options granted under the 1997 Stock Plan are exercisable in three equal annual installments. Each option granted under the 1997 Stock Plan expires upon the earlier of ten years following the date of grant or 30 days following the date on which the employee ceases to perform services for the Association or the Company, except that in the event of death, disability, retirement or upon a change in control of the Company or the Association, options may be exercisable for up to six months thereafter or such longer period as determined by the Company.

  The table below reflects option activity for the periods indicated:

                                              YEAR ENDED JUNE 30
                            ---------------------------------------------------------
                                  1998                1997               1996
                            ------------------ ------------------- ------------------
                                     WEIGHTED-           WEIGHTED-          WEIGHTED-
                                      AVERAGE             AVERAGE            AVERAGE
                                     EXERCISE            EXERCISE           EXERCISE
                            SHARES     PRICE    SHARES     PRICE   SHARES     PRICE
                            -------  --------- --------  --------- -------  ---------
   Balance at beginning of
    period................. 449,923   $ 4.80    570,039    $4.80   623,164    $4.80
   Granted................. 181,250    16.50         --        -         -        -
   Exercised............... (18,134)    4.80   (120,116)    4.80   (53,125)    4.80
                            -------            --------            -------
   Balance at end of
    period................. 613,039     8.26    449,923     4.80   570,039     4.80
                            =======            ========            =======
   Options exercisable..... 431,789             449,923            408,320
                            =======            ========            =======
   Remaining shares
    available for grant.... 118,085               8,085              8,085
                            =======            ========            =======

  The following table summarizes information about stock options outstanding at June 30, 1998:

                                       OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                              -------------------------------------- ---------------------
                                NUMBER                     WEIGHTED-   NUMBER    WEIGHTED-
                              OUTSTANDING WEIGHTED-AVERAGE  AVERAGE  EXERCISABLE  AVERAGE
                              AT JUNE 30,    REMAINING     EXERCISE  AT JUNE 30, EXERCISE
   RANGE OF EXERCISE PRICES      1998     CONTRACTUAL LIFE   PRICE      1998       PRICE
   ------------------------   ----------- ---------------- --------- ----------- ---------
   $ 4.80..................     431,789      5.5 years      $ 4.80     431,789     $4.80
   $16.40 to 17.85.........     181,250      9.1             16.50          --        --

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(14) COMMITMENTS AND CONTINGENT LIABILITIES

  The Company leases certain premises and equipment on a long-term basis. Some of these leases require the Company to pay property taxes and insurance. Lease expense was approximately $430,000, $430,000 and $501,000 in 1998, 1997 and
1996, respectively. Annual minimum lease commitments attributable to long-term operating leases at June 30, 1998 were (in thousands):

   Year ending June 30:
    1999................................................................ $  498
    2000................................................................    483
    2001................................................................    469
    2002................................................................    417
    2003................................................................    364
    Thereafter through 2013.............................................  1,552
                                                                         ------
                                                                         $3,783
                                                                         ======

  At June 30, 1998 and 1997, the Company had approved commitments to originate loans of approximately $15.7 million and $9.9 million, respectively, substantially all of which were for adjustable rate one to four unit residential loans and multifamily residential loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company minimizes its exposure to loss under these commitments by requiring that customers meet certain conditions prior to disbursing funds. The amount of collateral, if any, is based on a credit evaluation of the borrower and generally involves residential real estate.

  At June 30, 1998 and 1997, the Company had $21.5 million and $18.9 million of approved undisbursed lines of credit, respectively.

  At June 30, 1998 and 1997, the Company had commitments to sell loans of $7.5 million and $623,000, respectively, which are included in loans held for sale. There were no commitments to purchase loans at June 30, 1998 and commitments to purchase $15.0 million of loans at June 30, 1997. The Company had no commitments to sell investment securities or MBS at June 30, 1998 and 1997. There were no commitments to purchase investment securities at June 30, 1998 and 1997.

  The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(15) LOAN SERVICING AND SALE ACTIVITIES

  Loan servicing and sale activities are summarized as follows:

                                                     AT OR FOR THE YEAR ENDED
                                                             JUNE 30
                                                     --------------------------
                                                       1998     1997     1996
                                                     --------  -------  -------
                                                          (IN THOUSANDS)
  Statement of financial condition information:
   Loans receivable held for sale................... $  7,507      623    2,890
   Purchased mortgage servicing rights..............      471      --       --
                                                     ========  =======  =======
  Statement of operations information:
   Loan servicing fees.............................. $    870      791      715
   Gain on sale of loans held for sale..............      175      356      175
                                                     ========  =======  =======
  Statement of cash flows information:
   Loans originated for sale........................ $(41,321) (31,598) (28,922)
   Sale of loans held for sale......................   34,324   33,870   27,662
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

  In addition to retaining the servicing rights for originated loans, the Company may also purchase mortgage servicing rights related to mortgage loans originated by other institutions. In December 1997, the Company purchased the rights to service $52.5 million of loans for FNMA and FHLMC. At June 30, 1998, the Company had purchased mortgage servicing rights with a book value of $471,000.

(16) PARENT COMPANY CONDENSED FINANCIAL INFORMATION

  This information should be read in conjunction with the other notes to the consolidated financial statements. The following are the condensed financial statements for Quaker City Bancorp, Inc. (parent company only) as of June 30, 1998 and 1997 and for the years ended June 30, 1998, 1997 and 1996:

                       STATEMENTS OF FINANCIAL CONDITION

                                                                     JUNE 30
                                                                  --------------
                                                                   1998    1997
                              ASSETS                              ------- ------
                                                                  (IN THOUSANDS)
   Cash.........................................................  $    64    237
   Short-term investments.......................................   10,220  6,450
   Investment securities held to maturity.......................      --   5,000
   Investment securities available for sale.....................    1,819  1,432
   Mortgage-backed securities held to maturity..................      --     109
   Investment in subsidiaries...................................   67,906 60,611
   Other assets.................................................       37     28
                                                                  ------- ------
                                                                  $80,046 73,867
                                                                  ======= ======
               LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities--other liabilities...............................  $ 2,787  3,624
   Stockholders' equity.........................................   77,259 70,243
                                                                  ------- ------
                                                                  $80,046 73,867
                                                                  ======= ======

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                             STATEMENTS OF EARNINGS

                                                            YEAR ENDED JUNE 30
                                                            --------------------
                                                             1998   1997   1996
                                                            ------  -----  -----
                                                              (IN THOUSANDS)
   Interest income........................................  $  660    709    962
   Other income...........................................     --      13     41
   Other expense..........................................    (373)  (290)  (284)
   Income taxes...........................................    (148)  (210)  (297)
                                                            ------  -----  -----
       Earnings before equity in earnings of subsidiaries.     139    222    422
   Equity in earnings of subsidiaries.....................   6,471  2,598  3,147
                                                            ------  -----  -----
   Net earnings...........................................  $6,610  2,820  3,569
                                                            ======  =====  =====

                            STATEMENTS OF CASH FLOWS

                                                       YEAR ENDED JUNE 30
                                                     -------------------------
                                                      1998     1997     1996
                                                     -------  -------  -------
                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings...................................... $ 6,610    2,820    3,569
  Adjustments to reconcile net earnings to cash
   provided by operating activities:
    Equity in earnings of subsidiaries..............  (6,471)  (2,598)  (3,147)
    Amortization....................................       1       (1)     192
    Decrease (increase) in other assets.............      (9)      81      111
    Increase (decrease) in other liabilities........    (837)   3,454      111
    Other...........................................     265      553      267
                                                     -------  -------  -------
      Total adjustments.............................  (7,051)   1,489   (2,466)
      Net cash provided (used) by operating
       activities...................................    (441)   4,309    1,103
                                                     -------  -------  -------
Cash flows from investing activities:
  Purchases of investment securities held to
   maturity.........................................     --       --   (11,998)
  Proceeds from maturity of investment securities
   held to maturity.................................   5,000    3,400    9,965
  Principal payments on MBS held to maturity........     108      383    5,190
  Purchases of investment securities available for
   sale.............................................     --    (1,199)  (2,400)
  Sale of investment securities available for sale..     --       --     2,550
                                                     -------  -------  -------
      Net cash provided by investing activities.....   5,108    2,584    3,307
                                                     -------  -------  -------
Cash flows from financing activities:
  Repurchase of stock...............................  (1,157)  (2,270)  (3,249)
  Proceeds from exercise of stock options...........      87      577      255
                                                     -------  -------  -------
      Net cash used by financing activities.........  (1,070)  (1,693)  (2,994)
                                                     -------  -------  -------
      Net increase in cash and cash equivalents.....   3,597    5,200    1,416
  Cash and cash equivalents, beginning of year......   6,687    1,487       71
                                                     -------  -------  -------
  Cash and cash equivalents, end of year............ $10,284    6,687    1,487
                                                     =======  =======  =======

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(17) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                            THREE MONTHS ENDED
                               --------------------------------------------
                                JUNE
                                 30,   MARCH 31, DECEMBER 31, SEPTEMBER 30,
                                1998     1998        1997         1997
                               ------- --------- ------------ -------------
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income............... $16,484  16,417      16,242       15,727
Interest expense..............   9,740   9,692      10,010        9,668
                               -------  ------      ------       ------
  Net interest income.........   6,744   6,725       6,232        6,059
Provision for loan losses.....     400     400         400          250
Other income..................     997     878         762          691
Other expense.................   4,096   4,111       3,781        3,743
                               -------  ------      ------       ------
  Earnings before income
   taxes......................   3,245   3,092       2,813        2,757
Income taxes..................   1,442   1,374       1,254        1,227
                               -------  ------      ------       ------
  Net earnings................ $ 1,803   1,718       1,559        1,530
                               =======  ======      ======       ======
Basic earnings per share...... $  0.33    0.31        0.29         0.28
                               =======  ======      ======       ======
Diluted earnings per share.... $  0.31    0.30        0.27         0.27
                               =======  ======      ======       ======

                                            THREE MONTHS ENDED
                              ---------------------------------------------

                              JUNE 30, MARCH 31, DECEMBER 31, SEPTEMBER 30,
                                1997     1997        1996         1996
                              -------- --------- ------------ -------------
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income............... $15,282  14,838      14,481       14,067
Interest expense..............   9,215   8,844       8,561        8,281
                               -------  ------      ------       ------
  Net interest income.........   6,067   5,994       5,920        5,786
Provision for loan losses.....     500     500         501        1,500
Other income..................     861     640         659          610
Other expense.................   3,786   3,794       3,887        7,046
                               -------  ------      ------       ------
  Earnings (loss) before
   income taxes (benefit).....   2,642   2,340       2,191       (2,150)
Income taxes (benefit)........   1,153   1,001         932         (883)
                               -------  ------      ------       ------
  Net earnings (loss)......... $ 1,489   1,339       1,259       (1,267)
                               =======  ======      ======       ======
Basic earnings (loss) per
 share........................ $  0.27    0.24        0.22        (0.22)
                               =======  ======      ======       ======
Diluted earnings (loss) per
 share........................ $  0.26    0.23        0.21        (0.22)
                               =======  ======      ======       ======

  The greater amount of other expense for the three months ended September 30, 1996, relative to the other quarters presented is due to the $3.1 million accrual for the SAIF special assessment.

  The larger provision for loan losses for the three months ended September 30, 1996, relative to the other quarters presented, is a result of management's decision to increase the general valuation allowance to keep pace with the growth in the loan portfolio and an increase in performing loans which demonstrated some weakness during the quarter.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(18) FAIR VALUE OF FINANCIAL INSTRUMENTS

  Pursuant to requirements under generally accepted accounting principles, the Company has included information about the fair values of the Company's financial instruments, whether or not such instruments are recognized in the accompanying consolidated statements of financial condition. In cases where quoted market prices are not available, fair values are estimated based upon discounted cash flows. Those techniques are significantly affected by the assumptions utilized, including the assumed discount rates and estimates of future cash flows. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale or other disposition of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. All components of cash and cash equivalents and accrued interest receivable and payable are presumed to have approximately equal book and fair values because the periods over which such amounts are realized are relatively short. As a result of the assumptions utilized, the aggregate fair value estimates presented herein do not necessarily represent the Company's aggregate underlying fair value.

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

  The fair values of off-balance sheet items are based on rates for similar transactions as of the reporting date.

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The following table presents the carrying values and fair values of the Company's financial instruments at the dates indicated:

                                                         JUNE 30
                                            ------------------------------------
                                                  1998               1997
                                            -----------------  -----------------
                                            CARRYING   FAIR    CARRYING   FAIR
                                             VALUE     VALUE    VALUE     VALUE
                                            --------  -------  --------  -------
   ASSETS:
   Cash and due from banks................  $ 12,687   12,687    7,067     7,067
   Interest-bearing deposits..............       345      345      336       336
   Federal funds sold and other short-term
    investments...........................    26,420   26,420   12,950    12,950
   Investment securities..................     5,058    5,070   36,654    36,493
   Investment securities available for
    sale..................................     1,819    1,819    1,432     1,432
   Loans receivable, net..................   691,026  702,763  644,964   655,310
   Loans receivable held for sale.........     7,507    7,507      623       623
   Mortgage-backed securities held to
    maturity..............................   107,577  108,705   74,139    74,596
   Mortgage-backed securities available
    for sale..............................     8,274    8,274      --        --
   Federal Home Loan Bank stock...........    11,561   11,561    9,718     9,718
   Purchased mortgage servicing rights....       471      471      --        --
   LIABILITIES:
   Deposits...............................   580,910  581,753  553,186   551,296
   Federal Home Loan Bank advances........   216,000  216,262  157,700   157,659
   OFF-BALANCE SHEET:
     Commitments to extend credit.........       --        99      --         89
     Commitments to purchase loans........       --       --       --         94
     Unused lines of credit...............       --       921      --        250
     Loans sold with recourse (including
      bond loans).........................      (436)    (436)    (222)     (222)
                                            ========  =======  =======   =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Incorporated herein by this reference is the information set forth in the sections entitled "DIRECTORS AND EXECUTIVE OFFICERS--Directors" and "-- Executive Officers" and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE contained in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated herein by this reference is the information set forth in the sections entitled "COMPENSATION AND OTHER INFORMATION" and "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" contained in the 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by this reference is the information set forth in the sections entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "SECURITY OWNERSHIP OF MANAGEMENT" contained in the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by this reference is the information set forth in the section entitled "RELATED PARTY TRANSACTIONS" contained in the 1998 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
  (a)(1) FINANCIAL STATEMENTS

                                                                           PAGE
                               DESCRIPTION                                 NO.
                               -----------                                 ----
Independent Auditor's Report.............................................. F-1
Consolidated Statements of Financial Condition at June 30, 1998 and 1997.. F-2
Consolidated Statements of Earnings for Each of the Years in the Three-
 Year Period Ended June 30, 1998.......................................... F-3
Consolidated Statements of Stockholders' Equity for Each of the Years in
 the Three-Year Period Ended June 30, 1998................................ F-4
Consolidated Statements of Cash Flows for Each of the Years in the Three-
 Year Period Ended June 30, 1998.......................................... F-5
Notes to Consolidated Financial Statements................................ F-7

  (a)(2) FINANCIAL STATEMENT SCHEDULES

  All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

  (a)(3) EXHIBITS

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  3.1    Certificate of Incorporation of Quaker City Bancorp, Inc.(1)
  3.2    Bylaws of Quaker City Bancorp, Inc.(1)
 10.1    Quaker City Bancorp, Inc. 1993 Incentive Stock Option Plan.*(1)
 10.2    Quaker City Bancorp, Inc. 1993 Stock Option Plan for Outside
         Directors.*(1)
 10.3    Quaker City Federal Savings and Loan Association Recognition and
         Retention Plan for Officers and Employees.*(1)
 10.4    Quaker City Federal Savings and Loan Association Recognition and
         Retention Plan for Outside Directors.*(1)
 10.5    Employment Agreements between Quaker City Bancorp, Inc. and Quaker
         City Federal Savings and Loan Association, respectively, and J.L.
         Thomas as of January 1, 1994 and as amended to September 27, 1994, respectively.*(1)
 10.5.1  Quaker City Federal Savings and Loan Association Three Year Employment
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and J.L. Thomas dated June 23,
         1995.*(2)
 10.5.2  Employment Agreements between Quaker City Bancorp, Inc. and Quaker
         City Federal Savings and Loan Association, respectively, and J.L.
         Thomas as of July 1, 1996.*(3)
 10.5.3  Quaker City Federal Savings and Loan Association Three Year Employment
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and J.L. Thomas dated July 1,
         1997.*(4)
 10.5.4  Quaker City Federal Savings and Loan Association Three Year Employment
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and J. L. Thomas dated July 1,
         1998.*
 10.6    Employment Agreements between Quaker City Bancorp, Inc. and Quaker
         City Federal Savings and Loan Association, respectively, and Frederic
         R. (Rick) McGill as of January 1, 1994 and as amended to September 27,
         1994, respectively.*(1)

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 10.6.1  Quaker City Federal Savings and Loan Association Two Year Employment
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Frederic R (Rick) McGill
         dated June 23, 1995.*(2)
 10.6.2  Employment Agreements between Quaker City Bancorp, Inc. and Quaker
         City Federal Savings and Loan Association, respectively, and Frederic
         R. (Rick) McGill as of July 1, 1996.*(3)
 10.6.3  Quaker City Federal Savings and Loan Association Three Year Employment
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Frederic R. McGill dated July
         1, 1997.*(4)
 10.6.4  Quaker City Federal Savings and Loan Association Three Year Employment
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Frederic R. McGill dated July
         1, 1998.*
 10.7    Change-in-Control Agreements between Quaker City Bancorp, Inc. and
         Quaker City Federal Savings and Loan Association, respectively, and
         Dwight L. Wilson as of January 1, 1994 and as amended to September 27,
         1994, respectively.*(1)
 10.7.1  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Dwight L. Wilson dated
         September 7, 1995.*(2)
 10.7.2  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Dwight L. Wilson dated July
         1, 1996.*(3)
 10.7.3  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Dwight L. Wilson dated July
         1, 1997.*(4)
 10.7.4  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Dwight L. Wilson dated July
         1, 1998.*
 10.8    Change-in-Control Agreements between Quaker City Bancorp, Inc. and
         Quaker City Federal Savings and Loan Association, respectively, and
         Harold L. Rams as of January 1, 1994 and as amended to September 27,
         1994, respectively.*(1)
 10.8.1  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Harold Rams dated July 1,
         1995.*(2)
 10.8.2  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Harold Rams dated July 1,
         1996.*(3)
 10.8.3  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Harold Rams dated July 1,
         1997.*(4)
 10.8.4  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Harold Rams dated July 1,
         1998.*
 10.9    Change-in-Control Agreements between Quaker City Bancorp, Inc. and
         Quaker City Federal Savings and Loan Association, respectively, and
         Kathryn M. Hennigan as of January 1, 1994 and as amended September 27,
         1994, respectively.*(1)

 EXHIBIT
 NUMBER                               DESCRIPTION
 -------                              -----------
 10.9.1  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Kathryn M. Hennigan dated
         July 1, 1995.*(2)
 10.9.2  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Kathryn M. Hennigan dated
         July 1, 1996.*(3)
 10.9.3  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Kathryn M. Hennigan dated
         July 1, 1997.*(4)
 10.9.4  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Kathryn M. Hennigan dated
         July 1, 1998.*
 10.10   Change-in-Control Agreements between Quaker City Bancorp, Inc. and
         Quaker City Federal Savings and Loan Association, respectively, and
         Karen A. Tannheimer as of January 1, 1994 and as amended to September
         27, 1994, respectively.*(1)
 10.10.1 Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Karen A. Tannheimer dated
         June 23, 1995.*(2)
 10.10.2 Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Karen A. Tannheimer dated
         July 1, 1996.*(3)
 10.10.3 Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Karen A. Tannheimer dated
         July 1, 1997.*(4)
 10.10.4 Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Karen A. Tannheimer dated
         July 1, 1998.*
 10.11   Change-in-Control Agreements between Quaker City Bancorp, Inc. and
         Quaker City Federal Savings and Loan Association, respectively, and
         Robert C. Teeling as of January 1, 1994 and as amended to September
         27, 1994, respectively.*(1)
 10.11.1 Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Robert C. Teeling dated July
         1, 1995.*(2)
 10.11.2 Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Robert C. Teeling dated July
         1, 1996.*(3)
 10.11.3 Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Robert C. Teeling dated July
         1, 1997.*(4)
 10.11.4 Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Robert C. Teeling dated July
         1, 1998.*
 10.12   The Quaker City Federal Savings and Loan Association Supplemental
         Executive Retirement Plan.*(1)

 EXHIBIT
 NUMBER                               DESCRIPTION
 -------                               -----------
 10.13    Quaker City Federal Savings Association Employee Stock Ownership
          Trust Loan and Security Agreement between California Central Trust
          Bank, as trustee (the "Trustee") and Quaker City Bancorp, Inc. dated as of December 30, 1993 and related Promissory Note and Security
          Agreement Re Instruments or Negotiable Documents to be Deposited
          of the Trustee dated December 30, 1993.*(1)
 10.14    Quaker City Bancorp, Inc. 1997 Stock Incentive Plan.*(4)
 10.15    Change in Control Agreements between Quaker City Bancorp, Inc. and
          Quaker City Federal Savings and Loan Association, respectively, and
          Hank H. Kadowaki as of April 1, 1998.*
 10.15.1  Quaker City Federal Savings and Loan Association Change in Control
          Agreement Renewal and Extension Acknowledgment between Quaker City
          Federal Savings and Loan Association and Hank H. Kadowaki dated July
          1, 1998.*
**11.1    Statement Regarding Computation of Earnings Per Share.
**21      Subsidiaries of Quaker City Bancorp, Inc.
  23      Consent of KPMG Peat Marwick LLP.
  27      Financial Data Schedule.
  27.1    Restated Financial Data Schedule.
  27.2    Restated Financial Data Schedule.

--------
 * Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.
** Reproduced herein for the reader's convenience.
(1) Incorporated by reference to the corresponding exhibit to the Registrant's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1994.
(2) Incorporated by reference to the corresponding exhibit to the Registrant's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1995.
(3) Incorporated by reference to the corresponding exhibit to the Registrant's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1996.
(4) Incorporated by reference to the corresponding exhibit to the Registrant's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1997.

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

                                          QUAKER CITY BANCORP, INC.,
                                          a Delaware corporation

                                             /s/ Frederic R. (Rick) McGill
                                          By: _________________________________
                                                 Frederic R. (Rick) McGill
                                               President and Chief Executive
                                                          Officer

DATE: September 25, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

    /s/     J. L. Thomas                Chairman of the Board      September 25, 1998
____________________________________
            J. L. Thomas

 /s/  Frederic R. (Rick) McGill        Director, President and     September 25, 1998
____________________________________   Chief Executive Officer
     Frederic R. (Rick) McGill           (Principal Executive
                                               Officer)

  /s/     Dwight L. Wilson              Senior Vice President,     September 25, 1998
____________________________________        Treasurer and
          Dwight L. Wilson             Chief Financial Officer
                                         (Principal Financial
                                               Officer)
                                        (Principal Accounting
                                               Officer)

   /s/    David T. Cannon                      Director            September 25, 1998
____________________________________
          David T. Cannon

  /s/     Wayne L. Harvey                      Director            September 25, 1998
____________________________________
          Wayne L. Harvey

   /s/    Edward L. Miller                     Director            September 25, 1998
____________________________________
          Edward L. Miller

/s/     David K. Leichtfuss                    Director            September 25, 1998
____________________________________
        David K. Leichtfuss

  /s/     Alfred J. Gobar                      Director            September 25, 1998
____________________________________
          Alfred J. Gobar