Form 10-Q
period 1998-09-30
QUAKER CITY BANCORP INC
filed 1998-11-13
CIK 912465

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998
                                    ------------------

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________

                        Commission file number: 0-22528


                           QUAKER CITY BANCORP, INC.
          ----------------------------------------------------------
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

                           YES   [X]       NO   [_]

Number of shares outstanding of the registrant's sole class of common stock at November 13, 1998: 5,778,226

                           QUAKER CITY BANCORP, INC.
                                     INDEX

PART  I.     FINANCIAL INFORMATION
 ITEM 1.     Financial Statements
             Consolidated Statements of Financial Condition (unaudited) as of
             September 30, 1998 and June 30, 1998.......................................................   3
             Consolidated Statements of Operations (unaudited) for the Three Months
             Ended September 30, 1998 and 1997..........................................................   4
             Consolidated Statements of Comprehensive Income (unaudited) for the Three
             Months Ended September 30, 1998 and 1997...................................................   5
             Consolidated Statements of Cash Flows (unaudited) for the Three Months
             Ended September 30, 1998 and 1997..........................................................   6
             Notes to Consolidated Financial Statements ................................................   8

 ITEM 2.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations......................................................................  10

PART II.     OTHER INFORMATION

 ITEM 6.     Exhibits and Reports on Form 8-K...........................................................  22

                           QUAKER CITY BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   Unaudited
                       (In thousands, except share data)

                                                                                           SEPTEMBER 30,           JUNE 30,
                                                                                                1998                 1998
                                                                                                ----                 ----
ASSETS
  Cash and due from banks.......................................................                  $9,398            $12,687
  Interest-bearing deposits.....................................................                     355                345
  Federal funds sold and other short-term investments...........................                  16,320             26,420
  Investment securities held to maturity........................................                  14,958              5,058
  Investment securities available for sale......................................                     406              1,819
  Loans receivable, net.........................................................                 700,832            691,026
  Loans receivable held for sale................................................                   9,830              7,507
  Mortgage-backed securities held to maturity...................................                  60,887            107,577
  Mortgage-backed securities available for sale.................................                  51,667              8,274
  Real estate held for sale.....................................................                   3,172              3,334
  Federal Home Loan Bank stock, at cost.........................................                  11,729             11,561
  Office premises and equipment, net............................................                   6,444              5,289
  Accrued interest receivable and other assets..................................                   7,513              6,583
                                                                                               ---------          ---------

     Total assets...............................................................                $893,511           $887,480
                                                                                                ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits......................................................................                $608,376           $580,910
  Federal Home Loan Bank advances...............................................                 184,850            216,000
  Deferred tax liability........................................................                   2,574              2,505
  Accounts payable and accrued expenses.........................................                   3,175              3,864
  Other liabilities.............................................................                  15,296              6,942
                                                                                               ---------          ---------

     Total liabilities..........................................................                 814,271            810,221

  Stockholders' equity:
  Common stock, $.01 par value. Authorized 10,000,000 shares; issued and outstanding 5,799,226 shares and 5,826,883 at September 30,
     1998 and June 30, 1998, respectively.......................................                      58                 58
  Additional paid-in capital....................................................                  73,303             73,720
  Accumulated other comprehensive income........................................                     488                390
  Retained earnings, substantially restricted...................................                   6,972              4,779
  Deferred compensation.........................................................                  (1,581)            (1,688)
                                                                                               ----------         ----------

     Total stockholders' equity.................................................                  79,240             77,259
                                                                                               ---------          ---------

     Total liabilities and stockholders' equity.................................                $893,511           $887,480
                                                                                                ========           ========

         See accompanying notes to consolidated financial statements.

                           QUAKER CITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited
                     (In thousands, except per share data)

                                                                                            THREE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                          1998               1997
                                                                                          ----               ----
Interest income:
  Loans receivable.................................................................         $14,716         $13,318
  Mortgage-backed securities.......................................................           1,823           1,508
  Investment securities............................................................             144             568
  Other............................................................................             492             333
                                                                                            -------        --------
     Total interest income.........................................................          17,175          15,727
                                                                                            -------        --------

Interest expense:
  Deposits.........................................................................           7,227           7,124
  Federal Home Loan Bank advances and other borrowings.............................           2,780           2,544
                                                                                            -------        --------
     Total interest expense........................................................          10,007           9,668
                                                                                            -------        --------

  Net interest income before provision for loan losses.............................           7,168           6,059

Provision for loan losses..........................................................             400             250
                                                                                            -------        --------

  Net interest income after provision for loan losses..............................           6,768           5,809
                                                                                            -------        --------

Other income:
  Loan servicing charges and deposit fees..........................................             806             485
  Gain on sale of loans held for sale..............................................              43              30
  Commissions......................................................................             175             174
  Gain on sale of investment securities available for sale.........................             345              --
  Other............................................................................               8               2
                                                                                            -------        --------
     Total other income............................................................           1,377             691
                                                                                            -------        --------

Other expense:
  Compensation and employee benefits...............................................           2,332           2,043
  Occupancy, net...................................................................             542             483
  Federal deposit insurance premiums...............................................             131             126
  Data processing..................................................................             199             169
  Other general and administrative expense.........................................             827             728
                                                                                            -------        --------
     Total general and administrative expense......................................           4,031           3,549
  Real estate operations, net......................................................              47             159
  Amortization of core deposit intangible..........................................              --              35
                                                                                            -------        --------
     Total other expense...........................................................           4,078           3,743
                                                                                            -------        --------

Earnings before income taxes and cumulative
     effect of change in accounting principle......................................           4,067           2,757

Income taxes ......................................................................           1,771           1,227
                                                                                            -------        --------


Net earnings before cumulative
     effect of change in accounting principle......................................           2,296           1,530

Cumulative effect of change in accounting principle, net of taxes..................             162              --
                                                                                            -------        --------

Net earnings ......................................................................          $2,458          $1,530
                                                                                            =======        ========

Basic earnings per share...........................................................           $0.45           $0.28
Diluted earnings per share.........................................................           $0.42           $0.27

         See accompanying notes to consolidated financial statements.

                           QUAKER CITY BANCORP, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   Unaudited
                                (In thousands)

                                                                                           THREE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                          1998           1997
                                                                                          ----           ----
Net Earnings.................................................................                $2,458      $1,530
Other comprehensive income:
  Unrealized holding gain (loss) arising during the period...................                 (267)         234
  Less: reclassification of the portion of realized
  (gain) included in net income previously included
   in other comprehensive income.............................................                 (365)          --
                                                                                           --------     -------
Other comprehensive gain, net of tax.........................................                    98         234
                                                                                            -------     -------
  Total comprehensive income.................................................                $2,556      $1,764
                                                                                             ======     ======

         See accompanying notes to consolidated financial statements.

                           QUAKER CITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                                (In thousands)

                                                                                                           THREE MONTHS ENDED
                                                                                                             SEPTEMBER 30,
                                                                                                         1998           1997
                                                                                                         ----           ----
Cash flows from operating activities:
    Net earnings...............................................................................              $2,458       $1,530
                                                                                                          ---------     --------

    Adjustments to reconcile net earnings to net cash used by operating activities:

        Cumulative effect of change in accounting principle....................................                (162)          --
        Depreciation and amortization..........................................................                (164)          75
        Provision for loan losses.............................................................                  400          250
        Write-downs on real estate held for sale...............................................                  19           32
        Gain on sale of real estate held for sale..............................................                (174)         (27)
        Gain on sale of loans held for sale....................................................                 (29)         (30)
        Gain on sale of investment securities available for sale...............................                (345)          --
        Loans originated for sale..............................................................             (11,463)      (3,570)
        Proceeds from sale of loans held for sale..............................................               9,097        3,460
        Federal Home Loan Bank (FHLB) stock dividend received..................................                (168)        (148)
        (Increase) decrease in accrued interest receivable and other assets....................                (930)         463
        Increase in other liabilities..........................................................               8,354        3,061
        Increase (decrease) in accounts payable and accrued expenses...........................                (689)         613
        Other..................................................................................               1,169         (453)
                                                                                                          ---------     --------
            Total adjustments..................................................................               4,915        3,726
                                                                                                          ---------     --------
            Net cash used by operating activities..............................................               7,373        5,256
                                                                                                          ---------     --------

Cash flows from investing activities:
    Loans originated for investment............................................................             (36,432)     (14,057)
    Loans purchased for investment.............................................................              (8,677)     (18,153)
    Principal repayments on loans..............................................................               34,362      16,700
    Purchases of investment securities held to maturity........................................              (9,995)          --
    Maturities and principal repayments of investment securities held to maturity..............                 103        3,128
    Proceeds from sale of investment securities available for sale.............................               1,135           --
    Purchases of mortgage-backed securities available for sale.................................                  --       (8,237)
    Purchases of mortgage-backed securities held to maturity...................................             (33,202)     (28,478)
    Principal repayments on mortgage-backed securities held to maturity........................               1,952        3,188
    Sale of mortgage-backed securities available for sale......................................              29,636           --
    Principal repayments on mortgage-backed securities available for sale......................               5,603           --
    Proceeds from sale of real estate held for sale............................................                 726          192
    Purchase of FHLB stock.....................................................................                  --         (425)
    Investment in office premises and equipment................................................              (1,394)        (163)
                                                                                                          ---------     --------
            Net cash used by investing activities..............................................             (16,183)     (46,305)

Cash flows from financing activities:
    Increase in deposits.......................................................................              27,466        9,491
    Proceeds from funding of FHLB advances.....................................................              51,500      115,800
    Repayments of FHLB advances................................................................             (82,650)     (84,900)
    Stock options exercised....................................................................                 179           21
    Repurchase of stock........................................................................              (1,064)        (687)
                                                                                                         ----------     --------
            Net cash provided (used) by financing activities...................................              (4,569)      39,725
                                                                                                         ----------     --------
            Decrease in cash and cash equivalents..............................................             (13,379)      (1,324)

Cash and cash equivalents at beginning of period...............................................              39,452       20,353
                                                                                                         ----------     --------

Cash and cash equivalents at end of period ....................................................             $26,073      $19,029
                                                                                                         ==========     ========

                           QUAKER CITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)
                                   Unaudited
                                (In thousands)

                                                                                                      THREE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                                      1998          1997
                                                                                                      ----          ----
Supplemental disclosures of cash flow information:
  Interest paid (including interest credited)...............................................           $10,022          $9,336
  Cash paid for income taxes ...............................................................               170           2,025
                                                                                                       =======         =======
Supplemental schedule of noncash investing and financing activities:
  Additions to loans resulting from the sale of real estate acquired
     through foreclosure ...................................................................              $838             $43
  Additions to real estate acquired through foreclosure.....................................             1,429           1,394
  Net change in unrealized gain on securities available for sale, net of taxes                              98             234
                                                                                                       =======         =======


         See accompanying notes to consolidated financial statements.

QUAKER CITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated statement of financial condition as of September 30, 1998 and the related consolidated statements of operations, comprehensive income and cash flows for the three months ended September 30, 1998 and 1997 are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial condition of Quaker City Bancorp, Inc. (the "Company") as of September 30, 1998 and its results of operations, comprehensive income and cash flows for the three months ended September 30, 1998 and 1997. The results of operations for the unaudited periods are not necessarily indicative of the results of operations to be expected for the entire year of fiscal 1999.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 1998.

2. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Under SFAS No. 128, the Company is required to report both basic and diluted earnings per share. Basic earnings per share is determined by dividing net income by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Earnings per share for the quarter ended September 30, 1997 have been restated to conform with the provisions of SFAS No. 128 and to reflect the impact of a stock dividend declared and paid during the fourth quarter of fiscal 1998. Earnings per share for the quarter ended September 30, 1998 is as follows:

                                                            Basic       Diluted
                                                            -----       -------
           Earnings before cumulative effect
                  of change in accounting principle.......  $0.42         $0.40

           Cumulative effect of change
                  in accounting principle.................   0.03          0.02
                                                            -----         -----

           Net earnings...................................  $0.45         $0.42
                                                            =====         =====

3. In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It specifies necessary conditions to be met to designate a derivative as a hedge. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Early implementation is permitted under this statement and the Company implemented SFAS No. 133 effective July 1, 1998. Upon implementation, approximately $78.0 million in mortgage-backed securities ("MBS") were reclassified from held to maturity to available for sale. The Company subsequently sold $29.6 million of these reclassified MBS for a nonrecurring gain after tax of $162,000, which is accounted for as the cumulative effect of a change in accounting principle in the accompanying consolidated statements of operations.

4. Effective with the quarter ended September 30, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with the other financial statements and to disclose as a part of shareholders' equity accumulated comprehensive income. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income generally includes net income, foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on investments in certain debt and equity securities.

5. In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," as amended by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting MBS as a trading security. SFAS No. 134 further amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting MBS or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS No. 134 is effective for the first interim period beginning after December 15, 1998. Early application is permitted as of the issuance date. Implementation of SFAS No. 134 will not have a material effect on the Company's financial condition or results of operations.

QUAKER CITY BANCORP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


GENERAL

Quaker City Bancorp, Inc., incorporated in Delaware, is primarily engaged in the savings and loan business through its wholly owned subsidiary, Quaker City Federal Savings and Loan Association (the "Association"). At September 30, 1998, the Association operated ten retail banking offices in Southern California. The Association is subject to significant competition from other financial institutions, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

The Company is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds primarily in loans secured by one-to-four family residential mortgages, multifamily mortgages, commercial and industrial mortgages and MBS.


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Total stockholders' equity for the Company was $79.2 million at September 30, 1998, compared to $77.3 million at June 30, 1998. Consolidated assets totaled $893.5 million at September 30, 1998, an increase of $6.0 million compared to June 30, 1998. All historical earnings per share data herein reflect a 25% common stock dividend paid to shareholders on June 30, 1998.

In the first quarter of fiscal 1999, the Company announced its intention to repurchase up to an additional 300,000 shares (approximately 5.17% of the then outstanding shares) of Company common stock. To date 10,000 shares of Company common stock have been repurchased under this latest repurchase program.

Total loans receivable amounted to $710.7 million at September 30, 1998, compared to $698.5 million at June 30, 1998. Loan originations and purchases totaled $56.6 million for the quarter ended September 30, 1998, compared to $35.8 million for the quarter ended September 30, 1997.

For the quarter ended September 30, 1998 loan originations and purchases were comprised of $18.4 million of one-to-four family residential loans, $22.7 million of multifamily loans, $14.5 million of commercial and industrial loans and $1.0 million in consumer loans. This compares to $25.6 million of one-to-four family residential loans, $9.0 million of multifamily loans and $1.2 million of commercial and industrial loans for the quarter ended September 30, 1997. At present, the Company expects to continue its focus on multifamily and commercial and industrial lending during the current fiscal year. In fiscal 1998, the Company hired the income property lending staff of another institution in Southern California. This new lending group originates primarily commercial and industrial loans as well as some multifamily loans and the increase in commercial and industrial lending for the quarter as compared to the same quarter last year is primarily a result of their production.

MBS held to maturity amounted to $60.9 million at September 30, 1998, compared to $107.6 million at June 30, 1998. MBS available for sale amounted to $51.7 million at September 30, 1998, compared to $8.3 million at June 30, 1998. The increase in MBS available for sale is a result of the Company adopting SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which resulted in the reclassification of approximately $78.0 million in MBS from held to maturity to available for sale. The Company subsequently sold $29.6 million of these reclassified MBS.

From time to time the Company has obtained advances from the Federal Home Loan Bank ("FHLB") as an alternative to retail deposit funds. FHLB advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. The net repayments of FHLB advances was $31.2 million for the quarter ended September 30, 1998 as compared to proceeds of $30.9 million for the quarter ended September 30, 1997. The increase in deposit activity of $27.5 million for the quarter ended September 30, 1998 enabled the Company to repay certain advances during the quarter.

In addition to Federal Home Loan Bank ("FHLB") advances, other sources of liquidity for the Company include principal repayments on loans and MBS, proceeds from sales of loans held for sale, other cash flows generated from operations and proceeds from increases in customer deposits.

Principal repayments on loans were $34.4 million and $16.7 million for the three months ended September 30, 1998 and 1997, respectively. The increase in principal repayments during the three month period in 1998 is due primarily to an increase in customers refinancing their loans, generally to fixed-rate loans, as interest rates declined during the period. If interest rates remain low or decrease further, the speed at which loans and MBS prepay may remain higher than last year and may increase even further.

Proceeds from loan sales amounted to $9.1 million for the quarter ended September 30, 1998 as compared to $3.5 million for the quarter ended September 30, 1997. At present, the Company's policy is to sell most 30 and 15 year fixed-rate one-to-four loans as well as certain adjustable-rate one-to-four family loans, multifamily loans, and commercial and industrial loans originated that meet predefined criteria. Loans serviced for others increased to $273.0 million at September 30, 1998, from $223.8 million at September 30, 1997, primarily due to the purchase of servicing in the amount of $52.5 million during the quarter ended March 31, 1998.

Savings and loan associations must, by regulation, maintain minimum levels of liquidity as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Association's average liquidity ratio for the quarters ended September 30, 1998 and 1997 was 4.72% and 5.16%, respectively.



RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 The Company
----------------------------------------------------------------
recorded net earnings of $2.5 million, $0.42 per diluted share for the quarter ended September 30, 1998. This compares to net earnings of $1.5 million, $0.27 per diluted share for the same quarter last year. Net earnings for the quarter ended September 30,1998 includes a nonrecurring gain on sale of investment securities available for sale of $203,000 (after tax) as well as the cumulative gain resulting from a change in accounting principle upon the implementation of SFAS No. 133 of $162,000 after tax. Without these two nonrecurring gains, net earnings for the quarter ended September 30, 1998 would have been $2.1 million, $0.36 per diluted share. Excluding the nonrecurring gains, the increase in net earnings for the quarter ended September 30, 1998 as compared to September 30, 1997 is primarily a result of an increase in net interest income as discussed below.

INTEREST INCOME Interest income amounted to $17.2 million for the quarter ended
---------------
September 30, 1998 as compared to $15.7 million for the quarter ended September 30, 1997. The increase in interest income is primarily a result of a larger earning asset base as well as an increase in the yield on interest-earning assets for the respective period compared to the same period in the previous year.

INTEREST EXPENSE Interest expense for the quarter ended September 30, 1998 was
----------------
$10.0 million, compared to $9.7 million for the same quarter in the previous year. The increase in interest expense is a result of an increase in the average balance of interest-bearing liabilities partially offset by a decrease in the cost of interest-bearing liabilities during the period.

NET INTEREST INCOME Net interest income before provision for loan losses for the
-------------------
quarter ended September 30, 1998 amounted to $7.2 million compared to $6.1 million for the same period last year. The net interest margin for the quarter ended September 30, 1998 was 3.36%, a 30 basis point increase from the same period last year. The increase in the net interest margin is primarily a result of the decrease in the cost of interest-bearing liabilities combined with an increase in the yield on interest-earning assets as well as an increase in the amount of interest-earning assets relative to interest-bearing liabilities in the respective periods.

The following table displays average interest rates on the Company's interest-earning assets and interest-bearing liabilities:

                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                                        1998                      1997
                                                                        ----                      ----
                                                                       Three                     Three
                                                                       Month                     Month
                                                                      AVERAGE                   AVERAGE
                                                                      -------                   -------
Yield on interest-earning assets..............................         8.05%                     7.93%
Cost of interest-bearing liabilities..........................         5.17%                     5.38%
                                                                       -----                     -----
Interest rate spread (1)......................................         2.88%                     2.55%
                                                                       =====                     =====
Net interest margin (2).......................................         3.36%                     3.06%
                                                                       =====                     =====

(1) The interest rate spread represents the difference between the weighted-average rate on interest-earning assets and the weighted average rate on interest-bearing liabilities.
(2) The net interest margin represents net interest income as a percentage of average interest-earning assets.

PROVISION FOR LOAN LOSSES The provision for loan losses was $400,000 for the
-------------------------
three months ended September 30, 1998, compared to $250,000 for the same period last year. The allowance for loan losses is maintained at an amount management considers adequate to cover losses on loans receivable which are deemed probable and estimable and is based on management's evaluation of the risks inherent in its loan portfolio and the general economy. A number of factors are considered, including asset classifications, estimated collateral values, local economic conditions, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Company's underwriting policies.

As a result of the potential weakness in certain real estate markets and other economic factors, increases in the allowance for loan losses may be required in future periods. In addition the OTS and the Federal Deposit Insurance Corporation ("FDIC"), as an integral part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to establish additional allowance for loan losses based on their judgments of the information available at the time of the examination.

The following is a summary of the activity in the allowance for loan losses and the allowance for losses on real estate acquired through foreclosure (REO):

                                                                                   AT OR FOR THE
                                                                                 THREE MONTHS ENDED
                                                                         SEPTEMBER 30,       SEPTEMBER 30,
                                                                              1998                1997
                                                                              ----                ----
                                                                                   (IN THOUSANDS)
Accumulated through a charge to earnings:
   Balance at beginning of period....................................              $6,691              $6,496
   Provision for loan losses.........................................                 400                 250
   Charge-offs, net .................................................                (643)               (332)
                                                                                   -------            -------
   Balance at end of period..........................................               6,448               6,414
Valuation allowance for portfolios acquired:
   Balance at beginning of period....................................               1,264               1,276
   Reductions credited...............................................                  (4)                 (4)
                                                                                ---------             -------
   Balance at end of period..........................................               1,260               1,272
                                                                                  -------             -------
      Total allowance for loan losses................................              $7,708              $7,686
                                                                                  =======             =======

Allowance for REO losses:
   Balance at beginning of period....................................                $175                $175
   Additions charged to operations...................................                  --                  --
                                                                                  -------             -------
   Balance at end of period..........................................                $175                $175
                                                                                  =======             =======

OTHER INCOME Other income for the three months ended September 30, 1998 was $1.4
------------
million compared to $691,000 for the same period last year. The increase in other income for the three months ended September 30, 1998 was a result of an increase in prepayment fees on loans due to increased loan payoffs, an increase in deposit fees due primarily to an increase in checking account activity as well as a nonrecurring gain of $345,000 (before tax) related to the sale of investment securities available for sale.

OTHER EXPENSE Other expense for the three months ended September 30, 1998 was
-------------
$4.0 million, compared to $3.5 million the same period last year. The increase in other expense for the three months ended September 30, 1998 was primarily a result of an increase in compensation and employee benefits expense as a result of two new retail banking branches opened during February 1998 and additional staffing in the income property lending department of the Company. The efficiency ratio, however, was reduced to 49.42% for the quarter ended September 30,1998 from 52.81% for the same period last year. The efficiency ratio is the measurement of general and administrative expense as a percentage of net interest income and non-interest income, excluding nonrecurring items.

INCOME TAXES The Company's effective tax rates were 43.6% and 44.5% for the
------------
quarter ended September 30, 1998 and 1997, respectively, and were comparable to the applicable statutory rates in effect.


YEAR 2000

Pursuant to its information technology strategy, the Company principally utilizes third-party computer service providers and third-party software for its information technology needs. As a result, the Year 2000 compliance of the Company's information technology assets ("IT assets"), such as computer hardware, software and systems, is primarily dependent upon the Year 2000 compliance efforts and results of its third-party vendors. The Year 2000 compliance of the Company's non-IT assets, which include automated teller machines ("ATMs"), copiers, fax machines, coin/currency counters, elevators, microfilmers, HVAC systems and emergency communications radios, is also primarily dependent upon the Year 2000 compliance efforts and results of third parties.

STATE OF READINESS As a result of the Year 2000 compliance review and test of
------------------
the computer hardware and software used by the Company conducted in the Spring of 1998 by the Company's Year 2000 Committee, the Company determined to replace approximately one-third of its existing personal computers and monitors and to purchase network and application software upgrades and related licensing rights. All personal computers, monitors and software upgrades have been ordered; the new personal computers and monitors have been delivered, the software upgrades are being received as vendors complete Year 2000 testing and upgrading.

The Company's non-IT assets have also been assessed for Year 2000 compliance and of the Company's non-IT assets, only ATM hardware was determined to be in need of replacement. The ATM hardware replacement has been completed. Year 2000 compliant ATM software has been installed by the Company's ATM processing provider.

The Year 2000 Committee's initiative to make the Company's IT assets and non-IT assets Year 2000 compliant is comprised of five phases, the first three of which- awareness, assessment and renovation- have been completed and the fourth and fifth of which- validation and implementation- are discussed below:

VALIDATION-The Year 2000 Committee's readiness initiative is currently in this phase. This phase consists of testing of IT assets and non-IT assets as well as testing of third-party vendors and service providers for Year 2000 issues. The testing of IT assets and non-IT assets is substantially complete. The testing of third-party vendors and service providers has begun and will continue through June 30, 1999. The Company tested its primary third-party service bureau's data processing systems over a two-week period from September 28 through October 9, 1998. No material Year 2000-related issues were identified as a result of the test. Testing of all mission-critical systems is scheduled to be completed by June 30, 1999.

IMPLEMENTATION-This phase has begun with the replacement of ATM hardware, and will continue as replacements of other IT assets are received. The Company's Year 2000 initiative provides for its Year 2000 readiness to be completed by mid-1999 consistent with OTS guidelines. As the Company progresses through the validation phase, the Company expects to determine necessary remedial actions and subsequently provide for their implementation, with respect to any third-party vendors or service providers who are ultimately determined to not be Year 2000 compliant.

COSTS TO ADDRESS THE YEAR 2000 ISSUE The total cost of the Company's plan to
------------------------------------
address the Year 2000 issue is currently estimated to be $1.5 million, including estimates of personnel costs, and is comprised primarily of costs for equipment and software that will be acquired and depreciated over its useful life in accordance with Company policy. Any personnel and consulting costs have been and will continue to be expensed as incurred. These currently contemplated Year 2000 compliance costs are expected to be funded primarily through operating cash flow and are not expected to have a material adverse effect on the Company's business, financial condition or results of operations. As of September 30, 1998, the costs incurred related to Year 2000 are approximately $537,000, which includes estimates of personnel costs.

RISKS PRESENTED BY THE YEAR 2000 ISSUE Because the Company is substantially
--------------------------------------
dependent upon the proper functioning of its computer systems and the computer systems and services of third parties, a failure of those computer systems and services to be Year 2000 compliant could have a material adverse effect on the Company's business, financial condition or results of operations. The Company relies heavily on third-party vendors and service providers for its information technology needs. The Company's primary third-party computer service provider is a computer service bureau that provides data processing for virtually all of the Company's savings and checking accounts, real estate lending and real estate loan servicing, general ledger, fixed assets and accounts payable. This third-party's data processing services are mission-critical services for the Company and a failure of this provider's services to be Year 2000 compliant could cause substantial disruption of the Company's business and could have a material adverse financial impact on the Company. The Company tested its primary third-party service bureau's data processing systems over a two-week period from September 28 through October 9, 1998. No material Year 2000-related issues were identified as a result of the test.

Although the Company now believes this third-party service provider is Year 2000 compliant, if this third-party service provider or other third party providers with which the Company has material relationships are not Year 2000 compliant, the following problems could result: (i) in the case of vendors, important services upon which the Company depends, such as telecommunications and electrical power, could be interrupted, (ii) in the case of third-party service providers, the Company could receive inaccurate or outdated information, which could impair the Company's ability to perform critical data functions, such as the processing of deposit accounts, loan servicing and internal accounting, and
(iii) in the case of governmental agencies, such as the FHLB, and correspondent banks, such agencies and financial institutions could fail to provide funds to the Company, which could materially impair the Company's liquidity and affect the Company's ability to fund loans and deposit withdrawals. In addition, whether or not the Company is Year 2000 compliant, the Company may experience an outflow of deposits if customers are concerned about the integrity of financial institutions' records regarding customers' accounts.

CONTINGENCY PLANS Where it is possible to do so, the Company has scheduled
-----------------
testing with third-party vendors and service providers. Where this is not possible, the Company will rely upon certifications of Year 2000 compliance from vendors and service providers. Most vendors and service providers have targeted December, 1998 as their expected compliance completion date. Until that time, the Company is unable to fully assess its risks from potential Year 2000 non-compliance and to complete its development of Year 2000 contingency plans.

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

  ASSET QUALITY

The following table sets forth information regarding nonaccrual loans, troubled debt restructured loans and real estate acquired through foreclosure at the dates indicated:

                                                                              At                 AT                 At
                                                                         September 30,        JUNE 30,        September 30,
                                                                             1998               1998               1997
                                                                             ----               ----               ----
                                                                                       (DOLLARS IN THOUSANDS)
Nonaccrual loans (1):
    Real Estate Loans:
        One-to-Four Family..........................................         $ 2,426          $ 2,779              $ 2,827
        Multifamily.................................................             592            2,257                2,363
        Commercial and Land.........................................           1,686            1,912                3,127
                                                                             -------          -------              -------
        Total Nonaccrual Loans (1)..................................           4,704            6,948                8,317
Troubled Debt Restructured Loans....................................             222              223                  227
                                                                             -------          -------              -------
        Total Nonperforming Loans...................................           4,926            7,171                8,544
Real Estate Acquired Through Foreclosure............................           2,524            2,678                2,863
                                                                             -------          -------              -------
         Total Nonperforming Assets.................................         $ 7,450          $ 9,849              $11,407
                                                                             =======          =======              =======

Nonperforming Loans as a percentage of Gross Loans (2)..............            0.68%            1.01%                1.27%
Nonperforming Assets as a percentage of Total Assets (3)............            0.83%            1.11%                1.35%
General Valuation Allowance (GVA) on loans
    as a percentage of Gross Loans..................................            0.90%            0.87%                0.97%
GVA on loans as a percentage of total Nonperforming Loans (2).......          132.81%           86.61%               76.18%
Total GVA as a percentage of total Nonperforming Assets (4).........           90.16%           64.84%               58.60%

(1) Nonaccrual Loans are net of specific allowances of $317,000, $945,000 and $647,000 at September 30, 1998, June 30, 1998 and September 30, 1997,
respectively.

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

The Company defines nonperforming loans as nonaccrual loans and troubled debt restructured loans (at September 30, 1998, all troubled debt restructured loans were performing according to their restructured terms). Nonperforming loans are reported net of specific allowances. Nonperforming assets are defined as nonperforming loans and real estate acquired through foreclosure.

Nonaccrual loans at September 30, 1998 consisted of $2.4 million in one-to-four family loans, $592,000 in multifamily loans and $1.7 million in commercial and industrial loans. At June

30, 1998, nonaccrual loans consisted of $2.8 million in one-to-four family loans, $2.3 million in multifamily loans and $1.9 million in commercial and industrial loans.

Nonperforming assets decreased to $7.5 million, 0.83% of total assets at September 30, 1998, compared to $9.8 million, 1.11% of total assets at June 30, 1998. The decrease in nonperforming assets for the three month period is primarily a result of a reduction in multifamily nonperforming loans primarily as a result of several multifamily loans reinstating during the quarter. Controlling and reducing nonperforming assets continues to be a primary focus of the Company.

IMPAIRED LOANS A loan is considered impaired when based on current circumstances
--------------
and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Creditors are required to measure impairment of a loan based on any one of the following: (i) the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, (ii) an observable market price or (iii) the fair value of the loan's underlying collateral. The Company measures loan impairment based upon the fair value of the loan's underlying collateral property. Impaired loans exclude large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include all loans with principal balances of less than $300,000. At September 30, 1998, the Company had a gross investment in impaired loans of $6.3 million, including $4.0 million for which specific valuation allowances of $784,000 had been established and $2.3 million for which no specific valuation allowance was considered necessary.

During the three months ended September 30, 1998, the Company's average investment in impaired loans was $7.0 million. For the three months ended September 30, 1997, the Company's average investment in impaired loans was $7.7 million. For the three ended September 30, 1998, income recorded on impaired loans totaled $162,000, substantially all of which was recorded utilizing the cash-basis method of accounting. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. Impaired loans totalling $4.3 million were not performing in accordance with their contractual terms at September 30, 1998, and have been included in nonaccrual loans at that date.


REGULATORY CAPITAL

The OTS' capital regulations include three separate minimum capital requirements for savings institutions subject to OTS supervision. First, the tangible capital requirement mandates that the Association's stockholder's equity less intangible assets be at least 1.50% of adjusted total assets as defined in the capital regulations. Second, the core capital requirement currently mandates core capital (tangible capital plus qualifying supervisory goodwill) be at least 3.00% of adjusted total assets as defined in the capital regulations. Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital as defined by the OTS be at least

8.00% of risk-weighted assets as prescribed in the capital regulations. The capital regulations assign specific risk weightings to all assets and off-balance sheet items.

The Association was in compliance with all capital requirements in effect at September 30, 1998, and meets all standards necessary to be considered "well-capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The following table reflects the required and actual regulatory capital ratios of the Association at the dates indicated:

                                                     FIRREA               FDICIA                ACTUAL            ACTUAL
REGULATORY CAPITAL RATIOS FOR QUAKER CITY           MINIMUM         "WELL-CAPITALIZED"     AT SEPTEMBER 30,     AT JUNE 30,
FEDERAL SAVINGS AND LOAN ASSOCIATION              REQUIREMENT          REQUIREMENT               1998              1998
------------------------------------              -----------          -----------               ----              ----
TANGIBLE CAPITAL...............................       1.50%                N/A                   7.67%             7.44%
CORE CAPITAL...................................       3.00%                5.00%                 7.67%             7.44%
RISK-BASED CAPITAL.............................       8.00%               10.00%                13.84%            12.97%
TIER 1 RISK-BASED CAPITAL......................       N/A                 6.00%                 12.62%            11.84%

                                   * * * * *

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address results or developments that the Company expects or anticipates will or may occur in the future, including such things as (i) business strategy; (ii) economic trends, including the condition of the real estate market in Southern California, and the direction of interest rates and prepayment speeds of mortgage loans and MBS;
(iii) the adequacy of the Company's allowances for loan and real estate losses:
(iv) goals; (v) expansion and growth of the Company's business and operations;
(vi) plans, including the ultimate costs, results and effects of its plan regarding Year 2000 compliance; (vii) risks resulting from failure of third-party vendors and service providers to be Year 2000 compliant; and (viii) other matters are forward-looking statements. These statements are based upon certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. These statements are subject to a number of risks and uncertainties, many of which are beyond the control of the Company, including general economic, market or business conditions; real estate market conditions, particularly in California; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in law of regulations; and other factors. Actual results could differ materially form those contemplated by these forward-looking statements. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company and its business or operations. Forward-looking statements made in this report speak as of the date hereof. The Company undertakes no obligation to update or revise any forward-looking statement made in this report.

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

                                          QUAKER CITY BANCORP, INC.

Date:  NOVEMBER 13, 1998                  BY: /S/    DWIGHT L. WILSON
       -----------------                  ---------------------------
                                          Dwight L. Wilson
                                          Senior Vice President,
                                          Treasurer and Chief Financial Officer