Form 10-Q
period 1998-12-31
QUAKER CITY BANCORP INC
filed 1999-02-12
CIK 912465

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998
                               -----------------

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


                        YES  [X]        NO  [_]

Number of shares outstanding of the registrant's sole class of common stock at February 12, 1999: 5,639,726

                           QUAKER CITY BANCORP, INC.
                                     Index


PART  I.      FINANCIAL INFORMATION
ITEM 1.       Financial Statements
              Consolidated Statements of Financial Condition (unaudited) as of
              December 31, 1998 and June 30, 1998...........................................   3

              Consolidated Statements of Operations (unaudited) for the Three and Six
              Months Ended December 31, 1998 and 1997.......................................   4

              Consolidated Statements of Comprehensive Income (unaudited) for the Three
              and Six Months Ended December 31, 1998 and 1997...............................   5

              Consolidated Statements of Cash Flows (unaudited) for the Three and Six
              Months Ended December 31, 1998 and 1997.......................................   6

              Notes to Consolidated Financial Statements....................................   8

ITEM 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations....................................................................  11

PART II.      OTHER INFORMATION


ITEM 4.       Submission of Matters to a Vote of Stockholders...............................  24

ITEM 6.       Exhibits and Reports on Form 8-K..............................................  24

                           QUAKER CITY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   Unaudited
                       (In thousands, except share data)

                                                                          December 31,     June 30,
                                                                              1998           1998
Assets
     Cash and due from banks..............................................   $  5,216     $ 12,687
     Interest-bearing deposits............................................        312          345
     Federal funds sold and other short-term investments..................     24,820       26,420
     Investment securities held to maturity...............................     12,837        5,058
     Investment securities available for sale.............................         --        1,819
     Loans receivable, net................................................    758,496      691,026
     Loans receivable held for sale.......................................      7,554        7,507
     Mortgage-backed securities held to maturity..........................     62,313      107,577
     Mortgage-backed securities available for sale........................     19,871        8,274
     Real estate held for sale............................................      3,167        3,334
     Federal Home Loan Bank stock, at cost................................     11,902       11,561
     Office premises and equipment, net...................................      6,330        5,289
     Accrued interest receivable and other assets.........................      7,162        6,583
                                                                             --------     --------

       Total assets.......................................................   $919,980     $887,480
                                                                             ========     ========

Liabilities and Stockholders' Equity
     Deposits.............................................................   $635,006     $580,910
     Federal Home Loan Bank advances......................................    190,800      216,000
     Deferred tax liability...............................................      2,402        2,505
     Accounts payable and accrued expenses................................      4,650        3,864
     Other liabilities....................................................      9,496        6,942
                                                                             --------     --------

        Total liabilities.................................................    842,354      810,221

     Stockholders' equity:
     Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 5,729,726 shares and 5,826,883 at December 31,
        1998 and June 30, 1998, respectively..............................         57           58
     Additional paid-in capital...........................................     73,636       73,720
     Accumulated other comprehensive income...............................        238          390
     Retained earnings, substantially restricted..........................      7,700        4,779
     Deferred compensation................................................     (4,005)      (1,688)
                                                                             --------     --------

        Total stockholders' equity........................................     77,626       77,259
                                                                             --------     --------

        Total liabilities and stockholders' equity........................   $919,980     $887,480
                                                                             ========     ========



          See accompanying notes to consolidated financial statements.

                           QUAKER CITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited
                     (In thousands, except per share data)

                                                                  Three Months Ended       Six Months Ended
                                                                     December 31,            December 31,
                                                                    1998       1997       1998         1997
                                                                  -------    -------    -------       -------
Interest income:
     Loans receivable..........................................    $15,340    $13,504   $30,056      $26,822
     Mortgage-backed securities................................      1,508      1,893     3,331        3,401
     Investment securities.....................................        299        457       443        1,025
     Other.....................................................        483        388       975          721
                                                                   -------    -------   -------      -------
        Total interest income..................................     17,630     16,242    34,805       31,969
                                                                   -------    -------   -------      -------

Interest expense:
     Deposits..................................................      7,522      7,036    14,749       14,160
     Federal Home Loan Bank advances and other borrowings......      2,506      2,974     5,286        5,518
                                                                   -------    -------   -------      -------
        Total interest expense.................................     10,028     10,010    20,035       19,678
                                                                   -------    -------   -------      -------

     Net interest income before provision for loan losses......      7,602      6,232    14,770       12,291

Provision for loan losses......................................        400        400       800          650
                                                                   -------    -------   -------      -------

     Net interest income after provision for loan losses.......      7,202      5,832    13,970       11,641
                                                                   -------    -------   -------      -------

Other income:
     Loan servicing charges and deposit fees...................        591        563     1,397        1,048
     Gain on sale of loans held for sale.......................        121         35       164           65
     Commissions...............................................        174        161       349          335
     Gain on sale of securities available for sale.............        271         --       616           --
     Other.....................................................         20          3        28            5
                                                                   -------    -------   -------      -------
        Total other income.....................................      1,177        762     2,554        1,453
                                                                   -------    -------   -------      -------

Other expense:
     Compensation and employee benefits........................      2,428      2,023     4,760        4,066
     Occupancy, net............................................        604        462     1,146          945
     Federal deposit insurance premiums........................        129        128       260          254
     Data processing...........................................        232        177       431          346
     Other general and administrative expense..................      1,048        871     1,875        1,599
                                                                   -------    -------   -------      -------
        Total general and administrative expense...............      4,441      3,661     8,472        7,210
     Real estate operations, net...............................         98        120       145          279
     Amortization of core deposit intangible...................         --         --        --           35
                                                                   -------    -------   -------      -------
        Total other expense....................................      4,539      3,781     8,617        7,524
                                                                   -------    -------   -------      -------

Earnings before income taxes, extraordinary items
     and cumulative effect of change in accounting principle...      3,840      2,813     7,907        5,570

Income taxes...................................................      1,698      1,254     3,469        2,481
                                                                   -------    -------   -------      -------

Net earnings before extraordinary item and cumulative
          effect of change in accounting principle.............      2,142      1,559     4,438        3,089

Extraordinary item, net of taxes...............................        (61)        --       (61)          --

Cumulative effect of change in

   accounting principle, net of taxes..........................         --         --       162           --
                                                                   -------    -------   -------      -------

Net earnings...................................................    $ 2,081    $ 1,559   $ 4,539      $ 3,089
                                                                   =======    =======   =======      =======
Basic earnings per share.......................................      $0.39      $0.29     $0.85        $0.57
Diluted earnings per share.....................................      $0.36      $0.27     $0.79        $0.53

          See accompanying notes to consolidated financial statements.

                           QUAKER CITY BANCORP, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   Unaudited
                                 (In thousands)


                                                                 Three Months Ended             Six Months Ended
                                                                    December 31,                  December 31,
                                                                   1998       1997            1998          1997
                                                                  ------     ------          ------        ------
Net Earnings..................................................     $2,081     $1,559         $4,539        $3,089
Other comprehensive income:
     Unrealized holding gain (loss) on securities
          available for sale arising during the period........       (407)         4           (674)          238
     Less: realized (gain) included in net earnings and
          previously included in other comprehensive income...       (157)        --           (522)           --
                                                                 --------    -------         ------        ------
Increase (decrease) in accumulated other
     comprehensive income, net of tax.........................       (250)         4           (152)          238
                                                                 --------    -------         ------        ------

     Total comprehensive income...............................     $1,831     $1,563         $4,387        $3,327
                                                                   ======     ======         ======        ======



          See accompanying notes to consolidated financial statements.

                           QUAKER CITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                                (In thousands)

                                                                                          Six Months Ended
                                                                                            December 31,
                                                                                          1998         1997
                                                                                         ------       ------
Cash flows from operating activities:
    Net earnings....................................................................   $   4,539    $   3,089
                                                                                       ---------    ---------

    Adjustments to reconcile net earnings to net cash provided (used)
    by operating activities:
        Cumulative effect of change in accounting principle.........................        (162)          --
        Depreciation and amortization...............................................        (585)         162
        Provision for loan losses...................................................         800          650
        Write-downs on real estate held for sale....................................          47           90
        Gain on sale of real estate held for sale...................................        (199)         (94)
        Gain on sale of loans held for sale.........................................        (164)         (65)
        Gain on sale of securities available for sale...............................        (616)          --
        Loans originated for sale...................................................     (30,214)      (9,291)
        Proceeds from sale of loans held for sale...................................      30,094        8,438
        Federal Home Loan Bank (FHLB) stock dividend received.......................        (341)        (307)
        Increase in accrued interest receivable and other assets....................        (579)        (434)
        Increase (decrease) in other liabilities....................................       2,554       (8,742)
        Increase (decrease) in accounts payable and accrued expenses................         786          (76)
        Other.......................................................................        (592)       1,311
                                                                                       ---------    ---------
            Total adjustments.......................................................         829       (8,358)
                                                                                       ---------    ---------
            Net cash provided (used) by operating activities........................       5,368       (5,269)
                                                                                       ---------    ---------

Cash flows from investing activities:
    Loans originated for investment.................................................     (88,070)     (34,479)
    Loans purchased for investment..................................................     (50,008)     (26,512)
    Principal repayments on loans...................................................      69,441       38,577
    Purchases of investment securities held to maturity.............................     (11,990)          --
    Maturities and principal repayments of investment securities held to maturity...       4,220       13,390
    Proceeds from sale of investment securities available for sale..................       1,558           --
    Purchases of mortgage-backed securities available for sale......................          --       (8,237)
    Purchases of mortgage-backed securities held to maturity........................     (40,259)     (34,587)
    Principal repayments on mortgage-backed securities held to maturity.............       7,594        8,450
    Sale of mortgage-backed securities available for sale...........................      61,872           --
    Principal repayments on mortgage-backed securities available for sale...........       5,068           --
    Proceeds from sale of real estate held for sale.................................         819        2,808
    Purchase of FHLB stock..........................................................          --       (1,136)
    Investment in office premises and equipment.....................................      (1,528)        (545)
                                                                                       ---------    ---------
            Net cash used by investing activities...................................     (41,283)     (42,271)
                                                                                       ---------    ---------

Cash flows from financing activities:
    Increase in deposits............................................................      54,096        6,343
    Proceeds from funding of FHLB advances..........................................      89,500      220,200
    Repayments of FHLB advances.....................................................    (114,700)    (170,400)
    Stock options exercised.........................................................         203           21
    Repurchase of stock.............................................................      (2,288)        (687)
                                                                                       ---------    ---------
            Net cash provided by financing activities...............................      26,811       55,477
                                                                                       ---------    ---------
            Increase (decrease) in cash and cash equivalents........................      (9,104)       7,937

Cash and cash equivalents at beginning of period....................................      39,452       20,353
                                                                                       ---------    ---------

Cash and cash equivalents at end of period..........................................   $  30,348    $  28,290
                                                                                       =========    =========

                           QUAKER CITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)
                                   Unaudited
                                 (In thousands)

                                                                          Six Months Ended
                                                                             December 31,
                                                                          1998         1997
                                                                          ----         ----
Supplemental disclosures of cash flow information:
  Interest paid (including interest credited)..........................   $20,957    $19,168
  Cash paid for income taxes...........................................     3,795      3,625
                                                                          =======    =======
Supplemental schedule of noncash investing and financing activities:
  Additions to loans resulting from the sale of real estate acquired
    through foreclosure................................................   $ 1,042    $   557
Additions to real estate acquired through foreclosure..................     1,776      2,451
  Reclassification of MBS from held to maturity to available for sale..    77,961         --
  Net change in accumulated other comprehensive income, net of taxes...      (152)       238
                                                                          =======    =======

          See accompanying notes to consolidated financial statements.

QUAKER CITY BANCORP, INC.
Notes to Consolidated Financial Statements


1. The consolidated statement of financial condition as of December 31, 1998 and the related consolidated statements of operations and comprehensive income for the three and six months ended December 31, 1998 and 1997 and the related consolidated statement of cash flows for the six months ended December 31, 1998 and 1997 are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial condition of Quaker City Bancorp, Inc. (the "Company") as of December 31, 1998 and its results of operations and comprehensive income for the three and six months ended December 31, 1998 and 1997 and cash flows for the six months ended December 31, 1998 and 1997. The results of operations for the unaudited periods are not necessarily indicative of the results of operations to be expected for the entire year of fiscal 1999.

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

2. Earnings per share is reported on both a basic and diluted basis. Basic earnings per share is determined by dividing net earnings by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Earnings per share for the three and six ended December 31, 1997 have been restated to conform with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 and to reflect the impact of a stock dividend declared and paid during the fourth quarter of fiscal 1998. Earnings per share for the three and six months ended December 31, 1998 is as follows:

                                                        Three Months          Six Months
                                                      Basic    Diluted     Basic      Diluted
                                                     -------   --------   -------   -----------
     Earnings before extraordinary
           item and cumulative effect
           of change in accounting principle......   $ 0.40     $ 0.37      $ 0.83      $ 0.78

     Extraordinary item, net of taxes.............    (0.01)     (0.01)      (0.01)      (0.01)
     Cumulative effect of change
          in accounting principle, net of taxes...       --         --        0.03        0.02
                                                     ------     ------      ------      ------
     Net earnings.................................   $ 0.39     $ 0.36      $ 0.85      $ 0.79
                                                     ======     ======      ======      ======

3. In October 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," as amended by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting MBS as a trading security. SFAS No. 134 further amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting MBS or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS No. 134 is effective for the first interim period beginning after December 15, 1998. Implementation of SFAS No. 134 is not expected to have a material effect on the Company's financial condition or results of operations.

4. In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It specifies necessary conditions to be met to designate a derivative as a hedge. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Early implementation is permitted under this statement and the Company implemented SFAS No. 133 effective July 1, 1998. Upon implementation, approximately $78.0 million in mortgage-backed securities ("MBS") were reclassified from held to maturity to available for sale. In the first quarter of fiscal 1999, the Company sold $29.6 million of these reclassified MBS for a gain after tax of $162,000, which is accounted for as the cumulative effect of a change in accounting principle in the accompanying consolidated statements of operations. In the second quarter of fiscal 1999, the Company sold an additional $32.3 million of MBS for pretax gain of $245,000 and an after tax gain of $142,000. The pretax gain of $245,000 is included as a gain on sale of securities available for sale in the accompanying consolidated statements of operations.

5. Effective with the quarter ended September 30, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with the other financial statements and to disclose accumulated other comprehensive income as part of stockholders' equity. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income generally includes net earnings, foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on investments in certain debt and equity securities.

QUAKER CITY BANCORP, INC.

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Quaker City Bancorp, Inc., incorporated in Delaware, is primarily engaged in the savings and loan business through its wholly owned subsidiary, Quaker City Federal Savings and Loan Association (the "Association"). At December 31, 1998, the Association operated ten retail banking offices in Southern California. The Association is subject to significant competition from other financial institutions, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

The Company is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds primarily in loans secured by one-to-four family residential mortgages, multifamily mortgages, commercial and industrial mortgages and MBS.


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Total stockholders' equity for the Company was $77.6 million at December 31, 1998, compared to $77.3 million at June 30, 1998. Consolidated assets totaled $920.0 million at December 31, 1998, an increase of $32.5 million compared to June 30, 1998. All historical earnings per share data herein reflect a 25% common stock dividend paid to shareholders on June 30, 1998.

In the first quarter of fiscal 1999, the Company announced its intention to repurchase up to an additional 300,000 shares (approximately 5.17% of the then outstanding shares) of Company common stock. To date 153,500 shares of Company common stock have been repurchased under this latest repurchase program.

Total loans receivable amounted to $766.1 million at December 31, 1998, compared to $698.5 million at June 30, 1998. Loan originations and purchases totaled $111.7 million for the quarter ended December 31, 1998, compared to $34.5 million for the quarter ended December 31, 1997. Loan originations and purchases totaled $168.3 million for the six months ended December 31, 1998, compared to $70.3 million for the six months ended December 31, 1997.

Loan originations and purchases were comprised of the following:

                               For the three months ended                   For the six months ended
                             December 31,        December 31,            December  31,      December 31,
                                1998                1997                     1998              1997
                                                             (In millions)


One-to-four family              $ 63.4             $ 4.3                   $ 81.8              $29.9
Multifamily                       31.8              21.3                     54.5               30.3
Commercial and industrial         16.3               2.5                     30.8                3.7
Consumer                           0.2               6.4                      1.2                6.4
                                ------             -----                   ------              -----
                                $111.7             $34.5                   $168.3              $70.3
                                ======             =====                   ======              =====

The increase in loan production for the three and six months ended December 31, 1998 as compared to the same periods in the previous year is primarily a result of lower interest rates during the current fiscal year as well as an increase in loan purchase transactions. The decline in consumer loan originations and purchases for the same periods is a result of no consumer loan purchase transactions being made in the current period. At present, the Company expects to continue its focus on multifamily and commercial and industrial lending during the current fiscal year. In second half of fiscal 1998, the Company hired the income property lending staff of another institution in Southern California. This new lending group originates primarily commercial and industrial loans as well as some multifamily loans and the increase in commercial and industrial lending for the three and six month periods of fiscal 1999 as compared to the same periods last year are primarily a result of their production.

MBS held to maturity amounted to $62.3 million at December 31, 1998, compared to $107.6 million at June 30, 1998. MBS available for sale amounted to $19.9 million at December 31, 1998, compared to $8.3 million at June 30, 1998. In the first quarter of fiscal 1999, the Company adopted SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which resulted in the reclassification of approximately $78.0 million in MBS from held to maturity to available for sale. The Company has subsequently sold a total of $61.9 million of these reclassified MBS.

From time to time the Company has obtained advances from the Federal Home Loan Bank ("FHLB") as an alternative to retail deposit funds. The net repayments of FHLB advances was $114.7 million as compared to proceeds of $89.5 million for the six months ended December 31, 1998. Deposits increased by $54.1 million for the six months ended December 31, 1998. This increase in deposits enabled the Company to repay certain advances during the period.

In addition to FHLB advances and proceeds from increases in customer deposits, other sources of liquidity for the Company include principal repayments on loans and MBS, proceeds from sales of loans held for sale and other cash flows generated from operations.

Principal repayments on loans were $35.0 million and $21.9 million for the three months ended December 31, 1998 and 1997, respectively. Principal repayments on loans were $69.4 million and $38.6 million for the six months ended December 31, 1998 and 1997, respectively. The increase in principal repayments during the three and six month periods of 1998 is due primarily to an increase in customers refinancing their loans, generally to fixed-rate loans, as interest rates declined during the period. If interest rates remain low or decrease further, the speed at which loans prepay may increase even further.

Proceeds from loan sales amounted to $21.0 million for the quarter ended December 31, 1998 as compared to $4.9 million for the quarter ended December 31, 1997. Proceeds from loan sales amounted to $30.1 million for the six months ended December 31, 1998 as compared to $8.4 million for the quarter ended December 31, 1997. At present, the Company's policy is to sell most 30 and 15 year fixed-rate one-to-four family loans as well as certain adjustable-rate one-to-four family loans, multifamily loans, and commercial and industrial loans originated that meet predefined criteria. The increase in loan sales is primarily a result of the increase in fixed-rate loans originated for sale due to the low interest rate environment in the current fiscal year. Loans serviced for others increased to $280.1 million at December 31, 1998, from $221.8 million at December 31, 1997, primarily due to the purchase of servicing in the amount of $52.5 million during the quarter ended March 31, 1998.

Savings and loan associations must, by regulation, maintain minimum levels of liquidity as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Association's average liquidity ratio for the quarters ended December 31, 1998 and 1997 was 7.51% and 5.00%, respectively.

Sources of capital and liquidity for the Company on a stand-alone basis include distributions from the Association and borrowings such as securities sold under agreements to repurchase. Dividends and other capital distributions from the Association are subject to regulatory restrictions.

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended December 31, 1998 and 1997  The
-----------------------------------------------------------------------
Company recorded net earnings of $2.1 million, $0.36 per diluted share for the quarter ended December 31, 1998. This compares to net earnings of $1.6 million, $0.27 per diluted share for the same quarter last year. Net earnings were $4.5 million, $0.79 per diluted share for the six months ended December 31, 1998. This compares to net earnings of $3.1 million, $0.53 per diluted share for the same period last year. Net earnings for the six months ended December 31, 1998 includes a gain on sale of securities available for sale of $360,000, after tax, as well as the cumulative effect of a change in accounting principle upon the implementation of SFAS No. 133 of $162,000, after tax. In addition, the Company prepaid approximately $8.0 million of its higher cost borrowings and replaced the funds with less expensive borrowings and retail deposits. In association with the debt prepayment, the Company paid a prepayment fee of $61,000, after tax. The prepayment fee is disclosed as an extraordinary item on the accompanying statements of operations.

Interest Income  Interest income amounted to $17.6 million for the quarter ended
---------------
December 31, 1998 as compared to $16.2 million for the quarter ended December 31, 1997. Interest income amounted to $34.8 million for the six months ended December 31, 1998 as compared to $32.0 million for the six months ended December 31, 1997. The increase in interest income is primarily a result of a larger earning asset base as well as an increase in the yield on interest-earning assets for the respective period compared to the same period in the previous year.

Interest Expense  Interest expense for the quarter ended December 31, 1998
----------------
remained unchanged at $10.0 million, compared to the same quarter in the previous year. Interest expense for the six months ended December 31, 1998 was $20.0 million, compared to $19.7 million for the same period in the previous year. The increase in interest expense for the six months ended December 31, 1998 is a result of an increase in the average balance of interest-bearing liabilities partially offset by a decrease in the cost of interest-bearing liabilities during the period.

Net Interest Income  Net interest income before provision for loan losses for
-------------------
the quarter ended December 31, 1998 amounted to $7.6 million compared to $6.2 million for the same period last year. Net interest income before provision for loan losses for the six months ended December 31, 1998 amounted to $14.8 million compared to $12.3 million for the same period last year. The net interest margin for the quarter ended December 31, 1998 was 3.41%, a 40 basis point increase from the same period last year. For the six months ended December 31, 1998, the net interest margin was 3.39%, a 36 basis point increase from the same period last year. The increase in the net interest margin is primarily a result of the decrease in the cost of interest-bearing liabilities combined with an increase in the yield on interest-earning assets as well as an increase in the amount of interest-earning assets relative to interest-bearing liabilities in the respective periods.

The following table displays average interest rates on the Company's interest-earning assets and interest-bearing liabilities:

                                               Three month average                        Six month average
                                          -----------------------------                   ------------------
                                          December 31,    December 31,    December 31,       December 31,
                                              1998            1997            1998              1997
Yield on interest-earning assets.......     7.92%           7.85%           7.98%                7.89%
Cost of interest-bearing liabilities...     5.09%           5.36%           5.13%                5.37%
                                            ----            ----            ----                 ----
Interest rate spread (1)...............     2.83%           2.49%           2.85%                2.52%
                                            ====            ====            ====                 ====
Net interest margin (2)................     3.41%           3.01%           3.39%                3.03%
                                            ====            ====            ====                 ====

(1) The interest rate spread represents the difference between the weighted-average rate on interest-earning assets and the weighted average rate on interest-bearing liabilities.

(2) The net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for Loan Losses  The provision for loan losses remained unchanged at
-------------------------
$400,000 for the three months ended December 31, 1998, compared to the same period last year. The provision for loan losses was $800,000 for the six months ended December 31, 1998, compared to $650,000 for the same period last year.
The allowance for loan losses is maintained at an amount management considers adequate to cover losses on loans receivable which are deemed probable and estimable and is based on management's evaluation of the risks inherent in its loan portfolio and the general economy. A number of factors are considered, including asset classifications, estimated collateral values, local economic conditions, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Company's underwriting policies.

As a result of the potential weakness in certain real estate markets and other economic factors, increases in the allowance for loan losses may be required in future periods. In addition the OTS and the Federal Deposit Insurance Corporation ("FDIC"), as an integral part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to increase the allowance for loan losses based on their judgments of the information available at the time of their examination.

The following is a summary of the activity in the allowance for loan losses and the allowance for losses on real estate acquired through foreclosure (REO):

                                                 At or for the             At or for the
                                              Three Months Ended          Six Months Ended

                                     December 31,    December 31,    December 31,      December 31,
                                         1998            1997            1998              1997
                                        -----           -----           -----             -----
                                             (In thousands)                  (In thousands)
Allowance for loan losses:
  Balance at beginning of period........   $7,708          $7,685          $7,955              $7,772
  Provision for loan losses.............      400             400             800                 650
  Reductions credited...................       (3)             (2)             (7)                 (7)
  Charge-offs, net......................      (24)           (150)           (667)               (482)
                                           ------          ------          ------              ------
    Balance at end of period............   $8,081          $7,933          $8,081              $7,933
                                           ======          ======          ======              ======

Allowance for REO losses:
  Balance at beginning of period........   $  175          $  175          $  175              $  175
  Additions charged to operations.......       --              --              --                  --
                                           ------          ------          ------              ------
    Balance at end of period............   $  175          $  175          $  175              $  175
                                           ======          ======          ======              ======

Other Income   Other income for the three months ended December 31, 1998 was
------------
$1.2 million compared to $762,000 for the same period last year. For the six months ended December 31, 1998 other income was $2.6 million as compared to $1.5 million for the same period a year earlier. The increase in other income for the three and six months ended December 31, 1998 was a result of an increase in prepayment fees on loans due to increased loan payoffs, an increase in deposit fees due primarily to an increase in checking account activity and pretax gains of $271,000 and $616,000 for the three and six months ended December 31,1998, respectively, related to the sale of securities available for sale. The after tax gain on the sale of these securities for the three and six months ended December 31, 1998 was $157,000 and $360,000, respectively. In the current quarter other income was reduced by $100,000 due to a writedown of a premium paid on purchased mortgage servicing rights. The premium was initially recorded at cost and was subsequently reported at the lower of amortized cost or fair value. Primarily due to higher than expected prepayment speeds on the serviced loans, the premium was written down by $100,000 to $340,000 at December 31, 1998.

Other Expense   Other expense for the three months ended December 31, 1998 was
-------------
$4.5 million, compared to $3.8 million the same period last year. For the six months ended December 31, 1998 other expense was $8.6 million, compared to $7.5 million for the same period last year. The increase in other expense for the three and six months ended December 31, 1998 was primarily a result of an increase in compensation and employee benefits expense as a result of two new retail banking branches opened during February 1998, the relocation of an existing branch to a larger and more accessible location in August 1998, additional staffing in the income property lending department of the Company, and the cost of preparing for the Year 2000 computer issue. In addition, as a result of a recent change in the accounting treatment for stock of the Company that is held in trust for a deferred compensation plan, which change requires accounting for this stock at fair value, there was an increase in compensation expense of $125,000 during the quarter. The efficiency ratio for the quarter ended December 31, 1998 was 52.95% compared to 52.61% for the same period last year. The efficiency ratio is the measurement of general and administrative expense as a percentage of net interest income and other income, excluding nonrecurring items.

Income Taxes   The Company's effective tax rates were 44.2% and 44.6% for the
------------
quarters ended December 31, 1998 and 1997, respectively and 43.9% and 44.5% for the six months ended December 31, 1998 and 1997, respectively. The effective tax rates were comparable to the applicable statutory rates in effect.

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

State of Readiness   As a result of the Year 2000 compliance review and test of
------------------
the computer hardware and software used by the Company conducted in the Spring of 1998 by the Company's Year 2000 Committee, the Company determined to replace approximately one-third of its existing personal computers and monitors and to purchase network and application software upgrades and related licensing rights. The new personal computers and monitors have been delivered and the software upgrades are being received as vendors complete Year 2000 testing and upgrading.

The Company's non-IT assets have also been assessed for Year 2000 compliance and of the Company's non-IT assets, only ATM hardware was determined to be in need of replacement. The ATM hardware replacement has been completed. Year 2000 compliant ATM software has been installed by the Company's ATM processing provider.

The Year 2000 Committee's initiative to make the Company's IT assets and non-IT assets Year 2000 compliant is comprised of five phases, the first three of which-- awareness, assessment and renovation-- have been completed and the fourth and fifth of which-- validation and implementation-- are discussed below:

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

Costs to Address the Year 2000 issue  The total cost of the Company's plan to
------------------------------------
address the Year 2000 issue is currently estimated to be $1.5 million, including estimates of personnel costs, and is comprised primarily of costs for equipment and software that will be acquired and depreciated over its useful life in accordance with Company policy. Any personnel and consulting costs have been and will continue to be expensed as incurred. These currently contemplated Year 2000 compliance costs are expected to be funded primarily through operating cash flow and are not expected to have a material adverse effect on the Company's business, financial condition or results of operations. As of December 31, 1998, the costs incurred related to Year 2000 are approximately $719,000, which includes estimates of personnel costs.

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

Contingency Plans  Where it is possible to do so, the Company has scheduled
-----------------
testing with third-party vendors and service providers. Where this is not possible, the Company will rely upon certifications of Year 2000 compliance from vendors and service providers. Most vendors and service providers targeted December, 1998 as their expected compliance completion date. Currently, divisions are in the process of reviewing vendor Y2K compliance status. Until this final review is completed, the Company is unable to fully assess its risks from potential Year 2000 non-compliance. In addition, the Year 2000 Committee has started the contingency planning phase. The contingency planning phase includes provisions for vendors whose compliance has not yet been finalized.

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

ASSET QUALITY

The following table sets forth information regarding nonaccrual loans, troubled debt restructured loans and real estate acquired through foreclosure at the dates indicated:

                                                                        At            At            At
                                                                   December 31,    June 30,    December 31,
                                                                       1998          1998          1997
                                                                            (Dollars in thousands)
Nonaccrual loans (1):
Real estate loans:
        One-to-four family.........................................     $ 2,216      $2,779         $ 2,769
        Multifamily................................................       1,288       2,257           3,091
        Commercial and land........................................       1,617       1,912           3,423
                                                                        -------      ------         -------
        Total nonaccrual loans (1).................................       5,121       6,948           9,283
Troubled debt restructured loans...................................         221         223             226
                                                                        -------      ------         -------
        Total nonperforming loans..................................       5,342       7,171           9,509
Real estate acquired through foreclosure...........................       2,528       2,678           1,811
                                                                        -------      ------         -------
         Total nonperforming assets................................     $ 7,870      $9,849         $11,320
                                                                        =======      ======         =======

Nonperforming loans as a percentage of gross loans (2).............        0.69%       1.01%           1.40%
Nonperforming assets as a percentage of total assets (3)...........        0.86%       1.11%           1.33%
General Valuation Allowance (GVA) on loans
    as a percentage of gross loans.................................        0.90%       0.87%           0.90%
GVA on loans as a percentage of total nonperforming loans (2)......      131.13%      86.61%          64.52%
Total GVA as a percentage of total nonperforming assets (4)........       91.23%      64.84%          55.74%

(1) Nonaccrual loans are net of specific allowances of $439,000, $945,000 and $1.3 million at December 31, 1998, June 30, 1998 and December 31, 1997, respectively
(2) Nonperforming loans include nonaccrual and troubled debt restructured loans. Gross loans include loans held for sale.
(3) Nonperforming assets include nonperforming loans and REO.
(4) Total GVA includes loan and REO general valuation allowances.


The Company's nonaccrual policy provides that interest accruals generally are to be discontinued once a loan is past due for a period of 60 days or more. Loans may also be placed on nonaccrual status even though they are less than 60 days past due if management concludes that it is probable that the borrower will not be able to comply with the repayment terms of the loan.

The Company defines nonperforming loans as nonaccrual loans and troubled debt restructured loans (at December 31, 1998, all troubled debt restructured loans were performing according to their restructured terms). Nonperforming loans are reported net of specific allowances. Nonperforming assets are defined as nonperforming loans and real estate acquired through foreclosure.

Nonaccrual loans at December 31, 1998 consisted of $2.2 million in one-to-four family loans, $1.3 million in multifamily loans and $1.6 million in commercial and industrial loans. At June 30, 1998, nonaccrual loans consisted of $2.8 million in one-to-four family loans, $2.3 million in multifamily loans and $1.9 million in commercial and industrial loans.

Nonperforming assets decreased to $7.9 million, 0.86% of total assets at December 31, 1998, compared to $9.8 million, 1.11% of total assets at June 30, 1998. The decrease in nonperforming assets for the six month period is primarily a result of a reduction in multifamily nonperforming loans primarily as a result of several multifamily loans being reinstated as performing loans during the period. Controlling and reducing nonperforming assets continues to be a primary focus of the Company.

Impaired Loans  A loan is considered impaired when based on current
--------------
circumstances and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Creditors are required to measure impairment of a loan based on any one of the following: (i) the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, (ii) an observable market price or (iii) the fair value of the loan's underlying collateral. The Company measures loan impairment based upon the fair value of the loan's underlying collateral property. Impaired loans exclude large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include all loans with principal balances of less than $300,000. At December 31, 1998, the Company had a gross investment in impaired loans of $6.4 million, including $3.9 million for which specific valuation allowances of $481,000 had been established and $2.5 million for which no specific valuation allowance was considered necessary.

During the three and six months ended December 31, 1998, the Company's average investment in impaired loans was $6.4 million and $6.7 million, respectively. For the three and six months ended December 31, 1997, the Company's average investment in impaired loans was $8.4 million and $8.1 million, respectively. For the three and six months ended December 31, 1998, income recorded on impaired loans totaled $152,000 and $315,000, substantially all of which was recorded utilizing the cash-basis method of accounting. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. Impaired loans totalling $2.7 million were not performing in accordance with their contractual terms at December 31, 1998, and have been included in nonaccrual loans at that date.

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

The Association was in compliance with all capital requirements in effect at December 31, 1998, and meets all standards necessary to be considered "well-capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The following table reflects the required and actual regulatory capital ratios of the Association at the dates indicated:

                                                  FIRREA            FDICIA               Actual         Actual

Regulatory Capital Ratios for Quaker City        Minimum      "Well-capitalized"    at December 31,    at June 30,
Federal Savings and Loan Association           Requirement        Requirement             1998             1998
-------------------------------------          ------------   -------------------   ----------------   ------------
Tangible capital...........................       1.50%                N/A                 7.69%           7.44%

Core capital...............................       3.00%                5.00%               7.69%           7.44%

Risk-based capital.........................       8.00%               10.00%              13.41%          12.97%

Tier 1 Risk-based capital..................       N/A                  6.00%              12.18%          11.84%

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

                          PART II.  OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Stockholders
          -----------------------------------------------

          At the Annual Meeting of Stockholders of the Company held on November 18, 1998, the following were approved:

          (1) Frederick R. McGill was elected by a vote of 5,355,183, none against, with 52,567 abstentions.
          (2) Alfred J. Gobar was elected by a vote of 5,355,245, none against, with 52,505 abstentions.

          The proposal to approve the amendment of the Quaker City Bancorp, Inc. Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company was approved by a vote of 5,055,793 in favor, 288,907 against, with 63,050 abstentions.

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

Date:  February 12, 1999                 By: /s/    Dwight L. Wilson
       -----------------                 ---------------------------------------
                                         Dwight L. Wilson
                                         Senior Vice President,
                                         Treasurer and Chief Financial Officer