Form 10-K405
period 1999-06-30
QUAKER CITY BANCORP INC
filed 1999-09-24
CIK 912465

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

                    For the fiscal year ended June 30, 1999

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

                         [X] Yes                [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked price of its Common Stock, $.01 par value, on September 22, 1999, on the Nasdaq National Market System was approximately $80,069,000.

  At September 22, 1999, 5,395,107 shares of the Registrant's Common Stock were outstanding.

                      Documents Incorporated by Reference

  Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held November 17, 1999 are incorporated by reference in Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                     PART I
 ITEM 1.    BUSINESS.....................................................    1
            General......................................................    1
            Lending Activities...........................................    3
            Delinquencies and Classification of Assets...................   11
            Nonperforming Assets and Restructured Loans..................   13
            Impaired Loans...............................................   15
            Allowances for Loan and Real Estate Losses...................   15
            Investment Activities........................................   18
            Sources of Funds.............................................   19
            Subsidiary Activities........................................   22
            Competition..................................................   22
            Personnel....................................................   23
            Federal Taxation.............................................   23
            State and Local Taxation.....................................   24
            Environmental Regulation.....................................   25
            Regulation and Supervision...................................   26
             General.....................................................   26
             Activities Restrictions.....................................   26
             Deposit Insurance...........................................   27
             Regulatory Capital Requirements.............................   28
             Prompt Corrective Action Requirements.......................   29
             Enforcement.................................................   30
             Savings and Loan Holding Company Regulation.................   30
             Classification of Assets....................................   32
             Community Reinvestment Act..................................   33
             Federal Home Loan Bank System...............................   33
             Required Liquidity..........................................   34
             Federal Reserve System......................................   34
             Year 2000 Compliance........................................   34
             Pending Legislation.........................................   35
 ITEM 2.    PROPERTIES...................................................   39
 ITEM 3.    LEGAL PROCEEDINGS............................................   40
 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   40
 ITEM 4A.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........   40

                                    PART II

 ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS..........................................   41
 ITEM 6.    SELECTED FINANCIAL DATA......................................   43
 ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS....................................   45
            General......................................................   45
            Results of Operations........................................   45
            Year 2000....................................................   47
            Financial Condition..........................................   50
            Capital Resources and Liquidity..............................   51
            Asset/Liability Management...................................   53
            Average Balance Sheet........................................   56
            Impact of Inflation and Changing Prices......................   58
            Impact of New Accounting Standards...........................   58

                                                                           Page
                                                                           ----
 ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...    60
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

                                    PART IV

 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K..................................................  II-1
            SIGNATURES...................................................  II-6

  This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995 and a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness Disclosure Act of 1998. All statements, other than statements of historical facts, included in this report that address results or developments that Quaker City Bancorp, Inc. (the "Company") expects or anticipates will or may occur in the future, including such things as (i) business strategy; (ii) economic trends, including the condition of the real estate market in Southern California, and the direction of interest rates and prepayment speeds of mortgage loans and mortgage-backed securities; (iii) the adequacy of the Company's allowances for loan and real estate losses; (iv) goals; (v) expansion and growth of the Company's business and operations; (vi) plans, including the ultimate costs, results and effects of its plan regarding Year 2000 compliance; (vii) risks resulting from failure of third-party vendors and service providers to be Year 2000 compliant; and
(viii) other matters are forward-looking statements. These statements are based upon certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. These statements are subject to a number of risks and uncertainties, many of which are beyond the control of the Company, including general economic, market or business conditions; real estate market conditions, particularly in California; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in law of regulations; and other factors. Actual results could differ materially from those contemplated by these forward-looking statements. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even in substantially realized, that they will have the expected consequences to or effects on the Company and its business or operations. Forward-looking statements made in this report speak as of the date hereof. The Company undertakes no obligation to update or revise any forward-looking statement made in this report.

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

  The Association operates ten retail full service branches in the Southern California communities of Whittier (2), La Habra (2), Brea, Fullerton, La Mirada, Hacienda Heights, Anaheim Hills and Placentia. In addition, as announced on August 17, 1999, the Company entered into an agreement with another Southern California based financial institution to purchase a branch located in Rowland Heights, California. This branch will add approximately $52.0 million in retail deposits to the Company's existing deposit base. The purchase of the branch is scheduled to close in late October, 1999.

  The Company is a savings and loan holding company and as such is subject to examination and regulation by the Office of Thrift Supervision ("OTS"). The deposits of the Association are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). The Association is regulated by the Director of the OTS and the FDIC. The Association is a member of the Federal Home Loan Bank ("FHLB") of San Francisco, which is one of the 12 regional banks comprising the Federal Home Loan Bank System. The Association is also subject to certain regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") with respect to reserves required to be maintained against deposits and certain other matters. See "--Regulation and Supervision--General."

  The Association's principal business has been and continues to be attracting retail deposits from the general public in its primary deposit market area surrounding its offices and investing those deposits, together with funds generated from operations and borrowings. Through its wholly owned subsidiary, Quaker City Financial Corporation ("QCFC"), the Company also engages in the sale of insurance and investment products on an agency basis. See "-- Subsidiary Activities." The Company originates predominantly multifamily, commercial real estate and one-to-four family loans and emphasizes multifamily lending in low and moderate income communities, primarily in Southern California metropolitan areas. To a lesser extent, loans are also originated and purchased in Central and Northern California. Under certain circumstances, one-to-four family loans are purchased on loans secured by properties outside the state of California.

  Historically, the Company's principal business was the making of one-to-four family and multifamily (five or more units) loans. In every year for which data is presented in this report, i.e., 1995 through 1999, the Company's multifamily loan portfolio has increased in total dollar amount and has represented a significant portion of the Company's total loan portfolio. See "--Lending Activities--Loan and MBS Portfolio Composition." Beginning principally with the hiring announced in January 1998 of the income property lending staff of another Southern California financial institution, the Company has increased its focus on commercial real estate lending. The Company currently intends to continue its emphasis on multifamily and commercial real estate lending, with their higher risk-adjusted rates of return, rather than on lower yielding one-to-four family lending. At June 30, 1999, the Company's gross mortgage loan portfolio (including loans held for sale) totaled $852.5 million, 62.41% of which was secured by multifamily properties (approximately $391.6 million) and commercial real estate (approximately $140.4 million).

  In particular, the commercial real estate loan portfolio has grown at a significant rate during fiscal 1999. From June 30, 1998 to June 30, 1999, the net increase in the Company's commercial real estate loan portfolio was $62.6 million, representing an 80.49% increase in the size of the portfolio. At June 30, 1999, however, the $140.4 million commercial real estate portfolio represented 16.48% of the Company's gross loans. As a percentage of gross loans, the commercial real estate portfolio increased in size by 5.56% from June 30, 1998 to June 30, 1999. See "--Lending Activities--Commercial Real Estate Lending."

  In addition to originating loans to hold in portfolio, the Company also originates loans for sale. The Company sold $64.0 million of loans in fiscal 1999, including nearly half of the $63.0 million one-to-four family loans it originated during that period. The Company also purchases loans for investment and for sale. During fiscal 1999, the Company purchased $78.1 million in loans of which, $72.6 million were one-to-four family. Loans sold come from loans held in the Company's portfolio designated as being held for sale or originated during the most recent period and designated as held for sale. Historically, the Company has generally retained the servicing rights on most loans sold, however, some loans are sold servicing released. In addition, the Company invests in securities issued by the U.S. Government and agencies thereof, mortgage-backed securities ("MBS") and other permitted investments under applicable federal laws and regulations. The Company's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, mortgage loan servicing activities, and interest and dividends on its investment securities and MBS.

  The Company's primary sources of funds are deposits, borrowings from the FHLB of San Francisco ("FHLB advances"), securities sold under agreements to repurchase, principal and interest payments on loans and MBS and proceeds from the sale of loans. At June 30, 1999, the Company had deposits of approximately $677.8 million, including approximately $99.6 million in certificates of deposit of $100,000 or more. The Company's borrowings at June 30, 1999 included $234.7 million in FHLB advances. See "--Sources of Funds."

  On May 21, 1998, the Board of Directors of the Company declared a 25% common stock dividend paid on June 30, 1998, to stockholders of record on June 12, 1998. The dividend was intended as a distribution of retained earnings to the Company's stockholders and to enhance both the marketability and liquidity of the Company's stock. Total stockholders' equity was unchanged by the stock dividend and all historical earnings per share data herein reflect the increased number of shares of the Company's stock outstanding after the dividend. At June 30, 1999, the Company had stockholders' equity of $81.3 million, representing 8.02% of total assets.

  For the year ended June 30, 1999, the Company reported net earnings of $9.6 million, $1.70 per share diluted. This compares to net earnings of $6.6 million, $1.14 per share diluted, and $2.8 million, $0.49 per share diluted, for the years ended June 30, 1998 and 1997, respectively. The increase in fiscal 1999 earnings over fiscal 1998 was primarily due to an increase in net interest income partially offset by an increase in other expenses. The increase in fiscal 1998 earnings over fiscal 1997 was primarily due to an increase in net interest income and a decrease in the provision for loan losses in fiscal 1998 and the payment of the special assessment by the Association in fiscal 1997 as part of the recapitalization of the SAIF. Excluding the impact of the one-time special assessment, net earnings for the fiscal year ended June 30, 1997, would have been $4.6 million, $0.80 per share diluted.

  Total assets of the Company were $1.0 billion at June 30, 1999, an increase of $125.9 million compared to June 30, 1998. The increase in assets was primarily in loans, with commercial real estate loans increasing $62.6 million, multifamily loans increasing $44.3 million and one-to-four family loans increasing $32.5 million. The asset growth was funded primarily by an increase in deposits of $96.9 million and $18.7 million of FHLB advances. At June 30, 1999, the Company had total deposits of $677.8 million and total FHLB advances of $234.7 million.

  The Southern California economy and real estate market in the Company's primary lending area have shown additional improvement during the year. The Company's level of nonperforming assets declined from June 30, 1998. The Company includes nonaccrual loans, troubled debt restructured loans and real estate acquired through foreclosure ("REO") in determining its level of nonperforming assets. At June 30, 1999, the Company reported $7.5 million in nonperforming assets compared to $9.8 million and $10.5 million at June 30, 1998 and 1997, respectively. The Company recorded provisions for loan losses of $1.7 million for the year ended June 30, 1999 compared to $1.5 million and $3.0 million for the years ended June 30, 1998 and 1997, respectively. See "-- Allowances for Loan and Real Estate Losses" and "Management's Discussion and Analysis ("MD&A")--Results of Operations."

Lending Activities

  Loan and MBS Portfolio Composition. Historically, the Company's principal business was the making of one-to-four family and multifamily loans. In every year for which data is presented in this report, i.e., 1995 through 1999, the Company's multifamily loan portfolio has increased in total dollar amount and has represented a significant portion of the Company's total loan portfolio. Beginning principally with the hiring announced in January 1998 of the income property lending staff of another Southern California financial institution, the Company has increased its focus on commercial real estate lending. The Company currently intends to continue its emphasis on multifamily and commercial real estate lending, with their higher risk-adjusted rates of return, rather than on lower yielding one-to-four family lending. At June 30, 1999, the Company had $852.5 million of gross loans outstanding, 62.41% of which was secured by either multifamily properties or commercial real estate. Gross loans outstanding at June 30, 1999 included $391.6 million of multifamily loans, representing 45.93% of gross loans, $140.4 million of commercial real estate loans, representing 16.48% of gross loans, and $312.4 million of one-to-four family loans, representing 36.65% of gross loans. The remainder of gross loans at June 30, 1999 consisted of $344,000 of land loans, or .04% of gross loans, and other loans of $7.7 million, or 0.90% of gross loans. Included in these amounts at June 30, 1999 were $17.0 million of loans held for sale, comprising 2.0% of gross loans.

  The net increase in the Company's multifamily loans during fiscal 1999 was $44.3 million, representing an increase of 12.76% in the multifamily loan portfolio as compared to June 30, 1998. The net increase in the Company's commercial real estate loans during fiscal 1999 was $62.6 million, representing an increase of 80.49% in the commercial real estate loan portfolio as compared to June 30, 1998. The net increase in the Company's one-to-four family loans during fiscal 1999 was $32.5 million, representing an increase of 11.63% in the one-to-four family loan portfolio as compared to June 30, 1998. As a percentage of gross loans, multifamily loans decreased by 2.79%, commercial loans increased by 5.56% and one-to-four family loans decreased by 2.61% from June 30, 1998 to June 30, 1999. These percentage changes in the composition of the gross mortgage loan portfolio are a result of the relative growth of the commercial real estate loan portfolio and the Company's sale of nearly half of the one-to-four family loans it originated during the 1999 fiscal year. The Company currently intends to continue to focus on multifamily and commercial real estate lending. During fiscal 1999, the Company purchased $78.1 million in loans of which, $72.6 million were one-to-four family. The Company anticipates that the purchase of one-to-four family loans will remain a focus of the Company in fiscal 2000.

  The Company invests in MBS, including securities guaranteed by the Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"). To a limited extent the Company also invests in privately issued MBS which typically have received a "AA" or "AAA" credit rating from at least one nationally recognized rating service. The Company invests in both adjustable-rate and fixed-rate MBS. In an effort to reduce the potential interest rate risk inherent in fixed-rate assets, the Company purchases fixed-rate MBS with a variety of coupon rates, maturities, and prices. Furthermore, the assets are typically purchased with fixed-rate FHLB advances of various terms to maturity primarily ranging from one month to five years in order to mitigate the Company's exposure to changes in interest rates. The adjustable-rate MBS in the Company's portfolio typically have life caps that will prevent the MBS from further upward adjustments in rate should interest rates rise above the cap limit. Prior to purchase, management considers the Company's overall tolerance to interest rate risk and invests accordingly. At June 30, 1999, the Company's MBS portfolio (including MBS available for sale) totaled $99.9 million or 9.85% of total assets. The Company's MBS are comprised of $67.9 million of agency securities, $2.2 million issued by other financial institutions and $29.8 million in collateralized mortgage obligations (CMO's). Of the $29.8 million in CMO's 73.83% or $22.0 million are agency guaranteed. For all years presented, the CMO's represent non-equity senior interests in mortgage pass-through certificates and were of investment grade. At June 30, 1999, $15.8 million in MBS were classified as available for sale.

  The following table sets forth the composition of the Company's loan and MBS portfolios in dollar amounts and percentages of the respective portfolio at the dates indicated.

                                                                 At June 30,
                     ------------------------------------------------------------------------------------------------------
                            1999                 1998                1997                1996                 1995
                     -------------------- ------------------- ------------------- -------------------- --------------------
                               Percentage          Percentage          Percentage           Percentage           Percentage
                      Amount    of Total   Amount   of Total   Amount   of Total   Amount    of Total   Amount    of Total
                     --------  ---------- -------- ---------- -------- ---------- --------  ---------- --------  ----------
                                                           (Dollars in thousands)
Loans:
 Residential:
   One-to-four
   units...........  $312,407     36.65%  $279,862    39.26%  $299,979    45.47%  $303,273     48.54%  $288,664     51.85%
   Multifamily.....   391,596     45.93    347,285    48.72    301,965    45.77    258,970     41.45    205,731     36.95
 Commercial........   140,439     16.48     77,810    10.92     55,331     8.39     60,822      9.74     60,709     10.91
 Land..............       344      0.04        348     0.05      1,352     0.21      1,038      0.17      1,046      0.19
 Other.............     7,730      0.90      7,544     1.05      1,070     0.16        627      0.10        546      0.10
                     --------    ------   --------   ------   --------   ------   --------    ------   --------    ------
   Loans, gross....   852,516    100.00%   712,849   100.00%   659,697   100.00%   624,730    100.00%   556,696    100.00%
                                 ======              ======              ======               ======               ======
Less:
 Undisbursed loan
 funds.............       684                  579                 441                 378                  187
 Unamortized
 discounts.........     1,078                2,170               2,404               2,864                2,815
 Deferred loan
 fees, net.........     3,852                3,612               3,493               3,093                2,442
 Allowance for
 loan losses.......     8,684                7,955               7,772               7,833               12,108
                     --------             --------            --------            --------             --------
   Loans, net......   838,218              698,533             645,587             610,562              539,144
Less:
 Loans held for
 sale:
   One-to-four
   units...........       353                1,043                 623               1,455                  400
   Multifamily.....     7,234                6,464                 --                1,435                1,266
   Commercial......     9,441                  --                  --                  --                   --
                     --------             --------            --------            --------             --------
   Net loans held
   for investment..  $821,190             $691,026            $644,964            $607,672             $537,478
                     ========             ========            ========            ========             ========
Mortgage-backed
securities:
 FNMA..............  $  5,509      5.51%  $ 11,309     9.84%  $ 13,240    17.87%  $ 11,129     26.70%  $ 11,367     27.77%
 FHLMC.............       399      0.40      8,272     7.20      1,298     1.75      1,697      4.07      2,117      5.17
 GNMA..............    61,858     61.91     52,306    45.52     33,577    45.32      7,885     18.92        --        --
 Issued by other
 financial
 institutions......     2,223      2.22      3,628     3.16      4,554     6.15      5,781     13.87     11,451     27.97
 Collateralized
 mortgage
 obligations.......    29,939     29.96     39,391    34.28     21,423    28.91     15,185     36.44     16,004     39.09
                     --------    ------   --------   ------   --------   ------   --------    ------   --------    ------
                       99,928    100.00%   114,906   100.00%    74,092   100.00%    41,677    100.00%    40,939    100.00%
                                 ======              ======              ======               ======               ======
Plus (Less):
 Unamortized
 premium
 (discount)........       (67)                 945                  47                (502)                (946)
                     --------             --------            --------            --------             --------
   Mortgage-backed
   securities, net.    99,861              115,851              74,139              41,175               39,993
Less:
 Mortgage-backed
 securities
 available for
 sale..............    15,783                8,274                 --                  --                   --
                     --------             --------            --------            --------             --------
   Net mortgage-
   backed
   securities held
   to maturity.....    84,078              107,577              74,139              41,175               39,993
                     --------             --------            --------            --------             --------
Total net loans and
mortgage-backed
securities held for
investment or to
maturity...........  $905,268             $798,603            $719,103            $648,847             $577,471
                     ========             ========            ========            ========             ========

  Loan Maturity. The following table shows the contractual maturity of the Company's gross loans and MBS at June 30, 1999. The table includes loans held for sale of $17.0 million and MBS available for sale of $15.8 million. The table does not include estimated principal repayments. Actual principal repayments on loans totaled $145.6 million, $91.8 million and $54.5 million for the years ended June 30, 1999, 1998 and 1997, respectively. Principal repayments on MBS totaled $25.0 million, $29.6 million, and $7.3 million for the years ended June 30, 1999, 1998, and 1997, respectively.

                                                     At June 30, 1999
                          -----------------------------------------------------------------------
                            One-                                     Total    Mortgage-
                          to-Four   Multi-                           Loans      Backed
                           Family   family  Commercial Land Other  Receivable Securities  Total
                          -------- -------- ---------- ---- ------ ---------- ---------- --------
                                                      (In thousands)
Amounts due:
 One year or less.......  $    104 $    499  $  1,680  $--  $  316  $  2,599   $   419   $  3,018
                          -------- --------  --------  ---- ------  --------   -------   --------
 After one year:
 More than one year to
  three years...........     5,403    8,571     8,399   286      2    22,661       --      22,661
 More than three years
  to five years.........       829   10,129     6,255   --      14    17,227       --      17,227
 More than five years to
  10 years..............    11,581   72,532    65,839   --     235   150,187       --     150,187
 More than 10 years to
  20 years..............   103,349  229,697    57,180        2,547   392,773     1,593    394,366
 More than 20 years.....   191,141   70,168     1,086    58  4,616   267,069    97,916    364,985
                          -------- --------  --------  ---- ------  --------   -------   --------
  Total due after one
   year.................   312,303  391,097   138,759   344  7,414   849,917    99,509    949,426
                          -------- --------  --------  ---- ------  --------   -------   --------
  Total amounts due.....  $312,407 $391,596  $140,439  $344 $7,730  $852,516   $99,928   $952,444
                          ======== ========  ========  ==== ======  ========   =======   ========

  The following table sets forth at June 30, 1999, the dollar amount of all loans due after June 30, 2000, and whether such loans are fixed-rate or ARM loans.

                                                        At June 30, 1999
                                                 -------------------------------
                                                  Fixed   Adjustable(1)  Total
                                                 -------- ------------- --------
                                                         (In thousands)
Real estate loans:
  One-to-four family............................ $130,223   $182,080    $312,303
  Multifamily...................................   10,092    381,005     391,097
  Commercial real estate........................   25,055    113,704     138,759
  Land..........................................      --         344         344
Other loans.....................................    3,686      3,728       7,414
                                                 --------   --------    --------
  Total loans................................... $169,056   $680,861    $849,917
                                                 ========   ========    ========

--------
(1) ARM loans include loans that adjust monthly, semiannually, annually or once every five years. Five year ARM loans total $914,000, one-to-four family, $40.5 million multifamily and $58.1 million commercial real estate.

  Origination, Purchase, Sale and Servicing of Loans. The Company's mortgage lending activities are conducted primarily through its executive and branch offices. The Company originates both fixed- rate and ARM loans. Its ability to originate ARM loans as opposed to fixed-rate loans is dependent upon the relative customer demand, which is affected by the current and expected future level of interest rates.

  Additionally, the Company purchases or participates in loans originated by other institutions. The determination to purchase loans is based upon the Company's investment needs and market opportunities. Subject to regulatory restrictions applicable to savings associations, the Company's current loan policies allow all loan types to be purchased. The determination to purchase specific loans or pools of loans is subject to the Company's underwriting policies, which require consideration of the financial condition of the borrower and the appraised value of the property and, with respect to multifamily and commercial real estate loans, the net operating income of the mortgaged property before debt service and depreciation and the debt service coverage ratio (the ratio of net operating income to debt service), among other factors. The Company has purchased loans from independent parties in various transactions. During the year ended
June 30, 1999, of the $351.3 million of loans generated by the Company in fiscal 1999 through origination, purchase or to facilitate the sale of REO, $78.1 million, or 22.23%, were purchased. Of the $78.1 million of loans purchased during fiscal 1999, $2.7 million were multifamily loans, $2.8 million were commercial real estate loans and $72.6 million were one-to-four family loans.

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

  In an attempt to further minimize interest rate risk associated with fixed-rate loans designated as held for sale, the Company may enter into commitments with FNMA and other investors (known as forward commitments) to sell loans at a future date at a specified price. The Company will then simultaneously process and close the loans, thereby attempting to protect the price of loans in process from interest rate fluctuations that may occur from application to sale. There is risk involved in this forward commitment activity. In a declining interest rate environment, borrowers may choose not to close loans, but the Company would remain obligated to fulfill its forward commitments. The inability of the Company to originate or acquire loans to fulfill these commitments may result in the Company being required to pay non-delivery fees. In an increasing interest rate environment, the Company is subject to interest rate risk in the event its commitments to make loans to borrowers exceeds its commitments to sell loans. At June 30, 1999, the Company had $334,000 in forward commitments with respect to fixed rate loans held for sale. The Company does not intend to enter into forward commitments on ARM loans.

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

  In addition to retaining the servicing rights for originated loans, the Company may also purchase mortgage servicing rights related to mortgage loans originated by other institutions. The Company's current loan policies provide that the aggregate amount of purchased mortgage servicing shall not exceed 75% of the total loans in the Company's portfolio that are serviced for others. At June 30, 1999, the Company had purchased mortgage servicing rights with a book value of $215,000.

  The following table sets forth activity in the Company's loan and MBS portfolios for the periods indicated:

                                                     At or for the Year Ended
                                                             June 30,
                                                    ---------------------------
                                                      1999      1998     1997
                                                    --------  -------- --------
                                                          (In thousands)
Gross loans:
  Beginning balance................................ $712,849  $659,697 $624,730
    Loans originated:
    One-to-four family.............................   63,016    36,227   32,092
    Multifamily....................................  119,794    77,703   79,541
    Commercial.....................................   87,259    21,208    3,081
    Other..........................................    1,901     1,436      292
                                                    --------  -------- --------
    Total loans originated.........................  271,970   136,574  115,006
    Loans purchased................................   78,075    48,112   12,521
    Loans to facilitate the sale of REO............    1,205     1,365    4,847
                                                    --------  -------- --------
     Total.........................................  351,250   186,051  132,374
  Less:
    Transfer to REO................................    3,286     6,239    8,313
    Principal repayments...........................  145,612    91,846   54,465
    Sales of loans.................................   63,996    34,324   33,870
    Other, net.....................................   (1,311)      490      759
                                                    --------  -------- --------
  Ending balance................................... $852,516  $712,849 $659,697
                                                    ========  ======== ========
Gross mortgage-backed securities:
  Beginning balance................................ $114,906  $ 74,092 $ 41,677
    Mortgage-backed securities purchased...........   70,624    71,767   40,228
  Less:
    Mortgage-backed securities sold................   61,989       --       --
    Principal repayments...........................   25,012    29,595    7,305
    Other, net.....................................   (1,399)    1,358      508
                                                    --------  -------- --------
  Ending balance................................... $ 99,928  $114,906 $ 74,092
                                                    ========  ======== ========

  Multifamily Lending. During the year ended June 30, 1999, the Company originated $119.8 million of multifamily loans. The Company originates multifamily mortgage loans generally secured by apartment buildings located in Southern California metropolitan areas. To a lesser extent multifamily loans are also originated and purchased in Central and Northern California. In originating a multifamily loan, the Company considers the qualifications of the borrower as well as the securing property. Some of the foremost factors to be considered are the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) and the ratio of the loan amount to the appraised value of the property. Pursuant to the Company's underwriting policies, a multifamily loan generally may only be made in an amount up to 80% of the appraised value of the underlying property. The Company also generally requires a debt service coverage ratio of at least 110%. Properties securing a loan are appraised by an independent appraiser and title insurance is required on all loans. The average outstanding loan balance on multifamily loans at June 30, 1999 was approximately $356,000, with the largest loan being $2.6 million. The property collateralizing this loan is located in Anaheim, California and was not classified at June 30, 1999. Declines in the real estate values in the Company's primary lending area may result in increases in the loan-to-value ratio on some multifamily mortgage loans subsequent to origination.

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

  At June 30, 1999, the Company's multifamily loan portfolio had increased to $391.6 million, or 45.93% of gross loans, from $347.3 million, or 48.72% of gross loans, at June 30, 1998, an increase of $44.3 million. Although the multifamily loan portfolio increased in total dollar amount during fiscal 1999 by 12.76%, it decreased as a percentage of gross loans by 2.79%. Of the $391.6 million multifamily loans outstanding at June 30, 1999, 2.61% were fixed-rate loans and 97.39% were ARM loans. Of the 97.39% of ARM loans, 10.63% or $40.5 million are tied to a treasury bill based index that adjusts once every five years.

  Multifamily loans are generally considered to involve a higher degree of credit risk and to be more vulnerable to adverse conditions in the real estate market and to deteriorating economic conditions, particularly changes in interest rates than one-to-four family residential mortgage loans. These loans typically involve higher loan principal amounts and the repayment of such loans generally depend on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. Sometimes multifamily loans are made to groups of related borrowers, which concentration could increase the Company's exposure should the circumstances of one borrower negatively affect the ability of other related borrowers to repay their loans in full on a timely basis. Recessionary economic conditions tend to result in higher vacancy and reduced rental rates and net operating incomes from multifamily residential properties. Of the Company's $1.1 million of charge-offs in fiscal 1999, $945,000, or 83.91%, were for multifamily loans. See "--Allowances for Loan and Real Estate Losses."

  Commercial Real Estate Lending. During fiscal 1999, the Company originated $87.3 million of commercial real estate loans. The Company originates commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings, multi-tenant industrial properties or a combination of residential and retail facilities located primarily in Southern California. To a lesser extent, commercial real estate loans are also originated and purchased in Central and Northern California. The Company's underwriting procedures provide that commercial real estate loans generally may be made in amounts up to 75% of the appraised value of the property. These loans may be made with terms up to 30 years for ARM loans. The Company's underwriting standards and procedures are similar to those applicable to its multifamily loans, wherein the Company considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Company has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 110%. The average outstanding loan balance on commercial real estate loans at June 30, 1999 was approximately $571,000. The largest commercial real estate loan in the Company's portfolio, located in Rolling Hills Estates, California had an outstanding principal balance at June 30, 1999 of $3.9 million and was not classified.

  At June 30, 1999, the Company's commercial real estate loan portfolio had increased to $140.4 million, or 16.48% of gross loans, from $77.8 million, or 10.92% of gross loans, at June 30, 1998, an increase of $62.6 million, or 5.56% of gross loans. This $62.6 million increase in the commercial real estate loan portfolio during fiscal 1999 represents an 80.49% increase in the total dollar amount of the commercial real estate portfolio. Of the $140.4 million commercial real estate loans outstanding at June 30, 1999, 19.04% were fixed-rate loans and 80.96% were ARM loans. Of the 80.96% of ARM loans, 51.10% or $58.1 million are tied to a treasury bill bond index that adjusts once every five years.

  Commercial real estate loans are generally considered to involve a higher degree of credit risk and to be more vulnerable to adverse conditions in the real estate market and to deteriorating economic conditions, particularly changes in interest rates than one-to-four family residential mortgage loans. These loans typically involve higher loan principal amounts and the repayment of such loans generally depend on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. Sometimes commercial real estate loans are made to groups of related borrowers, which concentration could increase the Company's exposure should the circumstances of one borrower negatively affect the ability of other related borrowers to repay their loans in full on a timely basis. Recessionary economic conditions tend to result in higher vacancy and reduced rental rates and net operating incomes from commercial properties. In addition, commercial real estate values tend to be cyclical. Of the Company's $1.1 million of charge-offs in fiscal 1999, none were for commercial real estate loans. The Company has significantly increased its commercial real estate loan portfolio during the past two fiscal years. Both because the size of the commercial real estate loan portfolio has increased significantly and most of the loans comprising the portfolio are unseasoned, having been originated within the last two fiscal years, the Company's past loss experience with respect to its commercial real estate loan portfolio may not be representative of the risk of loss in such portfolio in the future. See "--Allowances for Loan and Real Estate Losses."

  One-to-Four Family Lending. The Company originates both fixed-rate mortgage loans and ARM loans secured by one-to-four family residences, including, to a lesser extent, condominium and cooperative units with maturities up to 30 years. Originated loans are predominantly secured by property located in Southern California. Loan originations are generally obtained from existing or past customers, members of the local communities and loan brokers. One-to-four family loans are purchased with properties securing the loans located throughout the state of California and in certain circumstances outside of California. Included in one-to-four family loans are outstanding balances of $16.1 million of adjustable rate home equity credit lines tied to the Wall Street Prime index. These loans are generally secured by a first or second trust deed, with maturities up to 25 years.

  During the year ended June 30, 1999, the Company originated $63.0 million of one-to-four family loans. The Company's policy is to originate one-to-four family loans in amounts generally up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. Declines in the real estate values in the Company's lending areas may result in increases in the loan-to-value ratio on some one-to-four family loans subsequent to origination.

  At June 30, 1999, the Company's one-to-four family loan portfolio had increased to $312.4 million, or 36.65% of gross loans, from $279.9 million, or 39.26% of gross loans, at June 30, 1998, an increase of $32.5 million. Although the one-to-four family loan portfolio increased in total dollar amount during fiscal 1999 by 11.63%, it decreased as a percentage of gross loans by 2.61%. During fiscal 1999 one-to-four family loan purchased were $72.6 million. Of the $312.4 million one-to-four family loans outstanding at June 30, 1999, 41.71% were fixed-rate loans and 58.29% were ARM loans.

  Certain Loan Terms. Since 1982, the Company has emphasized the origination of ARM loans for retention in its portfolio. This practice has enabled the Company to reduce its interest rate risk exposure by concentrating its loan portfolio in assets with either shorter terms or more frequent repricing, or both. At June 30, 1999, approximately 97.39% of the Company's multifamily, 80.96% of its commercial real estate and 58.29% of its one-to-four family loans were ARM loans. The Company also originates fixed-rate loans in response to customer demand. The type of loans the Company originates is dependent upon the relative customer demand for fixed-rate or ARM loans, which in turn is affected by the current and expected level of interest rates. The decrease from June 30, 1998 to June 30, 1999 in the percentage of the Company's one-to-four family loans that were ARM loans resulted in part from greater customer demand during fiscal 1999 for fixed-rate loans due to falling interest rates during the period. Historically, the Company has sold fixed-rate loans in the secondary market to FNMA, FHLMC and others. During 1999, the Company retained certain fixed-rate loans in its portfolio.

  The interest rates for approximately 50% of the Company's ARM loans in portfolio are indexed to the 11th District Cost of Funds Index ("COFI"). The Company currently offers a number of ARM loan programs with interest rates tied to Treasury bill based and COFI indices that adjust monthly, semi-annually, annually or once every five years, some of which have payment caps. Because of payment caps and the different times at which interest rate adjustments and payment adjustments are made, in periods of rising interest rates monthly payments may not be sufficient to pay the interest accruing on some of the Company's ARM loans. The amount of any shortfall ("negative amortization") is added to the principal balance of the loan to be repaid through future monthly payments, which could cause increases in the amount of principal owed to the Company over that which was originally lent. The Company currently has approximately $410.9 million in mortgage loans that may be subject to negative amortization. During the years ended June 30, 1999, 1998 and 1997, the negative amortization associated with these loans totaled $223,000, $478,000 and $618,000, respectively. Significant negative amortization can increase the associated risk of default on loans, particularly for loans originated with relatively high loan-to-value ratios. Based on historical experience, management does not believe that the loss experience on the loans that are subject to negative amortization is materially different from the loss experience on the balance of its portfolio.

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

  The Company's policies generally provide that delinquent mortgage loans be reviewed and that a written late charge notice be mailed no later than the 11th or 16th day of delinquency for mortgage loans with 10 day or 15 day grace periods, respectively. The Company's policies provide that telephone contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Company will attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. See also "--Nonperforming Assets and Restructured Loans."

  At June 30, 1999, 1998 and 1997, delinquencies in the Company's loan portfolio were as follows:

                                 1999                              1998                              1997
                   --------------------------------- --------------------------------- ---------------------------------
                      60-89 Days    90 Days or More     60-89 Days    90 Days or More     60-89 Days    90 Days or More
                   ---------------- ---------------- ---------------- ---------------- ---------------- ----------------
                   Number Principal Number Principal Number Principal Number Principal Number Principal Number Principal
                     of    Balance    of    Balance    of    Balance    of    Balance    of    Balance    of    Balance
                   Loans  of Loans  Loans  of Loans  Loans  of Loans  Loans  of Loans  Loans  of Loans  Loans  of Loans
                   ------ --------- ------ --------- ------ --------- ------ --------- ------ --------- ------ ---------
                                                          (Dollars in thousands)
One-to-four
 family..........     8    $  456     19    $2,662      5    $  399     22    $2,514      4    $  442     25    $3,011
Multifamily......   --        --     --        --       5     1,377      4     1,691      3     1,045      4       348
Commercial.......     2     1,674      1        78      3     1,663      3       249      5     3,648      3     1,054
Other loans......     2        61      2       121    --        --     --        --     --        --     --        --
                    ---    ------    ---    ------    ---    ------    ---    ------    ---    ------    ---    ------
 Total...........    12    $2,191     22    $2,861     13    $3,439     29    $4,454     12    $5,135     32    $4,413
                    ===    ======    ===    ======    ===    ======    ===    ======    ===    ======    ===    ======
Delinquent loans
 to total gross
 loans...........            0.26%            0.34%            0.48%            0.62%            0.78%            0.67%

  The loans in the above table have been considered in connection with the Company's overall assessment of the adequacy of its allowance for loan losses. However, there can be no assurance that the Company will not have to establish additional loss provisions for these loans in the future. See "--Allowances for Loan and Real Estate Losses" and "MD&A--Problem Assets."

  Classification of Assets. Federal regulations and the Company's Classification of Assets Policy require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Company has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Company currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full", on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." See "--Regulation and Supervision--Classification of Assets." The Company's Internal Asset Review Committee monthly reviews and classifies the Company's assets and reports the results of its review to the Company's Board of Directors.

  The following table sets forth information with respect to the classified assets of the Company at June 30, 1999.

                                                             At June 30, 1999
                                                          ----------------------
                                                           Substandard
                                                          --------------
                                                          (In thousands)
Real estate loans:
  One-to-four family.....................................    $ 5,653
  Multifamily............................................      2,527
  Commercial and Land....................................      4,819
REO......................................................      2,340
Investment in subsidiaries(1)............................         75
Securities...............................................         52
                                                             -------
Total Classified Assets..................................    $15,466
                                                             =======

--------
(1) At June 30, 1999, the Company classified as Substandard 42% of the Company's equity investment in subsidiaries. At such date, QCFC reported total assets of $1.1 million. See "--Subsidiary Activities."

  Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", the Company recognizes impairment on troubled collateral dependent loans by creating a specific valuation allowance. At June 30, 1999 and 1998, the specific valuation allowance totaled $465,000 and $1.7 million, respectively. The loans for which a specific valuation allowance was established are in the process of collection. At such time that these loans are deemed uncollectible the specific valuation allowance will be charged-off.

  In addition to adversely classified assets, assets which do not currently expose the Company to sufficient risk to warrant adverse classification but possess weaknesses are designated "Special Mention." According to OTS guidelines, Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. At June 30, 1999, $9.3 million of assets were graded as Special Mention, compared to $6.2 million at June 30, 1998.

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

                                                  At June 30,
                                     -----------------------------------------
                                      1999    1998    1997     1996     1995
                                     ------  ------  -------  -------  -------
                                            (Dollars in thousands)
Real estate loans:
  One-to-four family................ $3,062  $2,779  $ 3,226  $ 1,614  $ 1,269
  Multifamily.......................    --    2,257    2,387    4,949    3,999
  Commercial and land...............  1,752   1,912    2,926    3,781    2,510
Other:
  Consumer loans....................    170     --       --       105      --
                                     ------  ------  -------  -------  -------
  Total nonaccrual loans(1).........  4,984   6,948    8,539   10,449    7,778
Troubled debt restructured loans....    218     223      229      234    3,387
                                     ------  ------  -------  -------  -------
  Total nonperforming loans.........  5,202   7,171    8,768   10,683   11,165
Real estate acquired through
 foreclosure........................  2,340   2,678    1,720    2,435    2,045
                                     ------  ------  -------  -------  -------
  Total nonperforming assets........ $7,542  $9,849  $10,488  $13,118  $13,210
                                     ======  ======  =======  =======  =======
Ratios:
  Net charge-offs to average loans..   0.15%   0.18%    0.47%    1.13%    0.75%
  General Valuation Allowance (GVA)
   on loans as a percentage of total
   nonaccrual loans(1).............. 164.93   89.39    72.81    54.72    99.00
  GVA on loans as a percentage of
   gross loans......................   0.96    0.87     0.94     0.92     1.38
  Total allowance for loan losses as
   a percentage of gross loans......   1.02    1.12     1.18     1.25     2.17
  GVA on loans as a percentage of
   total nonperforming loans(2)..... 158.02   86.61    70.91    53.52    68.97
  Total GVA as a percentage of total
   nonperforming assets(3).......... 108.99   64.84    60.95    44.92    59.61
  Total nonaccrual loans as a
   percentage of gross loans(1).....   0.58    0.98     1.29     1.67     1.40
  Nonperforming loans as a
   percentage of gross loans(2).....   0.61    1.01     1.33     1.71     2.01
  Nonperforming assets as a
   percentage of total assets(4)....   0.74    1.11     1.31     1.81     2.06

--------
(1) Nonaccrual loans are net of specific allowances of $68,000, $945,000, $1.0 million, $1.8 million and $3.7 million for the years ended June 30, 1999, 1998, 1997, 1996 and 1995, respectively.
(2) Nonperforming loans include nonaccrual and troubled debt restructured loans. Gross loans include loans held for sale.
(3) Total GVA includes loan and REO general valuation allowances.
(4) Nonperforming assets include nonperforming loans and REO.

  The gross amount of interest income on nonaccrual loans that would have been recorded during the years ended June 30, 1999, 1998 and 1997 if the nonaccrual loans had been current in accordance with their original terms was $424,000, $640,000 and $782,000, respectively. For the years ended June 30, 1999, 1998 and 1997, $295,000, $399,000 and $469,000, respectively, was actually earned on nonaccrual loans and is included in interest income on loans in the consolidated statements of operations for such years included in this report. Interest income earned on nonaccrual loans is generally recorded utilizing the cash-basis method of accounting. See "Financial Statements and Supplementary Data."

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

  At June 30, 1999 and 1998, the Company had a gross investment in impaired loans of $3.5 million and $8.1 million, respectively. During the years ended June 30, 1999 and 1998, the Company's average investment in impaired loans was $5.9 million and $8.2 million and for the years then ended, interest income on such loans totaled $531,000 and $752,000, respectively. Interest income on impaired loans which are performing is generally recorded utilizing the cash-basis method of accounting. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. Impaired loans totaling $1.7 million and $3.4 million were not performing in accordance with their contractual terms at June 30, 1999 and 1998, and have been included in nonaccrual loans at that date.

  The Company recognizes impairment on troubled collateral dependent loans by creating a specific valuation allowance. The loans for which a specific valuation allowance was established are in the process of collection. At such time that these loans are deemed uncollectible, the specific valuation allowance is charged-off.

  Impaired loans at June 30, 1999 include $1.0 million of loans for which specific valuation allowances of $155,000 had been established and $2.5 million of loans for which no specific valuation allowance was considered necessary. At June 30, 1998, the Company had $6.0 million of impaired loans for which specific valuation allowances of $1.2 million had been established and $2.1 million of such loans for which no specific valuation allowance was considered necessary. All such provisions for losses and related recoveries are recorded as part of the total allowance for loan losses.

Allowances for Loan and Real Estate Losses

  The Company's allowance for loan losses is comprised of specific valuation allowances as well as a general valuation allowance ("GVA"). As discussed above, specific valuation allowances are generally established to recognize impairment on troubled collateral dependent loans. The GVA is maintained in an amount that management believes will be adequate to absorb reasonably anticipated losses that may be realized on existing loan-related assets and off-balance sheet items.

  The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, the Company's underwriting policies and the regulatory environment. The Company has significantly increased its commercial real estate loan portfolio during the past fiscal year from $77.8 million at June 30, 1998 to $140.4 million at June 30, 1999 (an increase of approximately 80.49%). Both because the size of the commercial real estate loan portfolio has increased significantly and most of the loans comprising the portfolio are unseasoned, having been originated within the last two fiscal years, the Company's past loss experience with respect to its commercial real estate loan portfolio may not be representative of the risk of loss in such portfolio in the future. Multifamily and commercial real estate loans are generally considered to involve a higher degree of credit risk and to be more vulnerable to adverse conditions in the real estate market and to deteriorating economic conditions, particularly changes in interest rates than one-to-four family residential mortgage loans. These loans typically involve higher loan principal amounts and the repayment of such loans generally depend on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. Sometimes multifamily and commercial real estate loans are made to groups of related borrowers, which concentration could increase the Company's exposure should the circumstances of one borrower negatively affect the ability of other related borrowers to repay their loans in full on a timely basis. In addition, multifamily and commercial real estate values tend to be more cyclical and, while the Southern California real estate market showed continued improvement in fiscal 1999, recessionary economic conditions of the type that prevailed in prior years in the Company's lending market area tend to result in higher vacancy and reduced rental rates and net operating incomes from multifamily and commercial real estate properties. See "Business--Lending Activities--Multifamily Lending" and "--Commercial Real Estate Lending."

  The Company recorded a provision for loan losses of $1.7 million for the year ended June 30, 1999, compared to $1.5 million, $3.0 million, $2.1 million and $998,000 for the years ended June 30, 1998, 1997, 1996 and 1995, respectively. The slight increase in the provision for 1999 is primarily a result of the overall growth in the loan portfolio as compared to the prior year, specifically in commercial real estate loans. In addition, certain one-to-four family loans purchased are considered by the Company to have higher risk characteristics because they are loans outside of California, which has historically been considered the Company's primary market area for one-to-four family loans. The decrease in the provision for 1998 is primarily a result of decreased charge-offs and nonaccrual loans during this period. Management believed that the increases in the provisions for 1997 and 1996 were necessary to replenish the allowance for loan losses to what management believed was an adequate level due to charge-offs taken during these years. The increase in charge-offs in 1995 and 1996 was primarily a result of acquiring title to or resolving properties damaged in the January 1994 Northridge earthquake as well as continued declines in the Southern California economy during those years.

  Although the Company believes that the allowance for loan losses at June 30, 1999 is adequate, there can be no assurance that the Company will not have to establish additional loss provisions based upon future events. The Company will continue to monitor and modify its allowances for loan losses as conditions dictate. In addition, the OTS and the FDIC, as an integral part of their examination process, periodically review the Company's valuation allowance. These agencies may require the Company to establish additional allowances, based on their judgments of the information available at the time of the examination. See "Regulation and Supervision--Classification of Assets."

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

  The following table sets forth activity in the Company's total allowance for loan losses and allowance for losses on REO.

                                      At or For the Year Ended June 30,
                                   -------------------------------------------
                                    1999     1998     1997     1996     1995
                                   -------  -------  -------  -------  -------
                                               (In thousands)
Allowance for loan losses:
  Balance at beginning of year.... $ 7,955  $ 7,772  $ 7,833  $12,108  $13,660
  Provision for loan losses.......   1,700    1,450    3,001    2,103      998
  Allowance of portfolios
   acquired.......................     164      --       --       294    1,308
  Charge-offs:
    One-to-four family............    (189)    (428)    (714)    (994)    (176)
    Multifamily...................    (945)    (839)  (2,182)  (4,367)  (3,252)
    Commercial and land...........     --       --      (165)  (1,309)    (428)
    Non-mortgage..................      (1)     --        (1)      (2)      (2)
  Recoveries......................     --       --       --       --       --
                                   -------  -------  -------  -------  -------
    Subtotal charge-offs, net.....  (1,135)  (1,267)  (3,062)  (6,672)  (3,858)
                                   -------  -------  -------  -------  -------
  Balance at end of year.......... $ 8,684  $ 7,955  $ 7,772  $ 7,833  $12,108
                                   =======  =======  =======  =======  =======
Allowance for REO losses:
  Balance at beginning of year.... $   175  $   175  $   175  $   175  $   115
  Additions charged to operations.     --       --       --       --        60
  Charge-offs.....................    (175)     --       --       --       --
                                   -------  -------  -------  -------  -------
  Balance at end of year.......... $   --   $   175  $   175  $   175  $   175
                                   =======  =======  =======  =======  =======

  The following table sets forth the Company's allowance for loan losses to total loans and the percentage of loans to total loans in each of the categories listed.

                                                                At June 30,
                         -----------------------------------------------------------------------------------------
                                    1999(1)                       1998(1)                       1997(1)
                         ----------------------------- ----------------------------- -----------------------------
                                Percentage Percentage         Percentage Percentage         Percentage Percentage
                                    of      of Loans              of      of Loans              of      of Loans
                                Allowance    in Each          Allowance    in Each          Allowance    in Each
                                 to Total  Category to         to Total  Category to         to Total  Category to
                         Amount Allowance  Total Loans Amount Allowance  Total Loans Amount Allowance  Total Loans
                         ------ ---------- ----------- ------ ---------- ----------- ------ ---------- -----------
                                                          (Dollars in thousands)
One-to-four family...... $2,371    27.30%     36.65%   $1,421    17.86%     39.26%   $1,709    21.99%     45.47%
Multifamily.............  4,216    48.55      45.93     3,556    44.70      48.72     3,318    42.69      45.77
Commercial..............  1,888    21.74      16.51     1,337    16.81      10.92     1,085    13.96       8.39
Land....................      4     0.05       0.01       --       --        0.05       210     2.70       0.21
Other...................     98     1.13       0.90        38     0.48       1.05       --       --        0.16
Unallocated.............    107     1.23        --      1,603    20.15        N/A     1,450    18.66        N/A
                         ------   ------     ------    ------   ------     ------    ------   ------     ------
 Total allowance
  for loan losses....... $8,684   100.00%    100.00%   $7,955   100.00%    100.00%   $7,772   100.00%    100.00%
                         ======   ======     ======    ======   ======     ======    ======   ======     ======

                                                 At June 30,
                         ------------------------------------------------------------
                                    1996(1)                       1995(1)
                         ----------------------------- ------------------------------
                                Percentage Percentage          Percentage Percentage
                                    of      of Loans               of      of Loans
                                Allowance    in Each           Allowance    in Each
                                 to Total  Category to          to Total  Category to
                         Amount Allowance  Total Loans Amount  Allowance  Total Loans
                         ------ ---------- ----------- ------- ---------- -----------
                                            (Dollars in thousands)
One-to-four family...... $1,306    16.67%     48.54%   $ 1,338    11.05%     51.85%
Multifamily.............  4,744    60.56      41.45      6,499    53.68      36.95
Commercial..............  1,288    16.44       9.74      2,475    20.44      10.91
Land....................    199     2.54       0.17        344     2.84       0.19
Other...................    --       --        0.10        --       --        0.10
Unallocated.............    296     3.79        N/A      1,452    11.99        N/A
                         ------   ------     ------    -------   ------     ------
 Total allowance
  for loan losses....... $7,833   100.00%    100.00%   $12,108   100.00%    100.00%
                         ======   ======     ======    =======   ======     ======

--------
(1) In 1999, 1998, 1997, 1996 and 1995, total specific allowances amounted to $465,000, $1.7 million, $1.6 million, $2.2 million and $4.3 million, respectively.

  In fiscal 1999 the Company reevaluated its allowance methodology. This reevaluation resulted in additional allocations of the allowance to the one-to-four family and commercial real estate portfolios at June 30, 1999 as compared to June 30, 1998. The increase in the unallocated allowance at June 30, 1997 as compared to June 30, 1996, is a result of a decrease in the allocated allowance on multifamily loans as a result of a decline in multifamily charge-offs and nonaccrual multifamily loans during the year.

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

  The investment policy of the Company attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. Specifically, the Company's policy generally limits investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment-grade. The Company's policy authorizes investment in marketable equity securities meeting the Company's guidelines. The policy requires that all investment purchases be ratified by the Board of Directors of the Company. At June 30, 1999, the Company had federal funds sold and other short-term investments and investment securities in the aggregate amount of $37.1 million with a fair value of $36.4 million.

  The following table sets forth certain information regarding the amortized cost and fair values of the Company's federal funds sold and other short-term investments and investment securities portfolio at the dates indicated:

                                               At June 30,
                          -----------------------------------------------------
                                1999              1998              1997
                          ----------------- ----------------- -----------------
                          Amortized  Fair   Amortized  Fair   Amortized  Fair
                            Cost     Value    Cost     Value    Cost     Value
                          --------- ------- --------- ------- --------- -------
                                             (In thousands)
Federal funds sold and
 other short-term
 investments.............  $25,120  $25,120  $26,420  $26,420  $12,950  $12,950
                           =======  =======  =======  =======  =======  =======
Investment securities:
 Held to maturity:
   U.S. Government and
    Federal agency
    obligations..........  $11,986  $11,320  $ 4,729  $ 4,741  $36,303   36,142
   Municipal bonds.......      --       --       329      329      351      351
                           -------  -------  -------  -------  -------  -------
     Total held to
      maturity...........   11,986   11,320    5,058    5,070   36,654   36,493
 Available for sale:
   Marketable Equity
    Securities...........      --       --     1,200    1,819    1,200    1,432
                           -------  -------  -------  -------  -------  -------
     Total investment
      securities.........  $11,986  $11,320  $ 6,258  $ 6,889  $37,854  $37,925
                           =======  =======  =======  =======  =======  =======

  The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Company's federal funds sold and other short-term investments and investment securities as of June 30, 1999.

                                                           At June 30, 1999
                    ----------------------------------------------------------------------------------------------
                                         More than One      More than Five     More than Ten
                     One Year or Less  Year to Five Years Years to Ten Years       Years              Total
                    ------------------ ------------------ ------------------ ------------------ ------------------
                              Weighted           Weighted           Weighted           Weighted           Weighted
                    Amortized Average  Amortized Average  Amortized Average  Amortized Average  Amortized Average
                      Cost     Yield     Cost     Yield     Cost     Yield     Cost     Yield     Cost     Yield
                    --------- -------- --------- -------- --------- -------- --------- -------- --------- --------
                                                            (Dollars in thousands)
Federal funds sold
 and other short-
 term investments.   $25,120    4.94%   $  --       -- %   $  --        --%   $  --       -- %   $25,120    4.94%
                     =======    ====    ======     ====    ======     ====    ======     ====    =======    ====
Investment
securities:
 Held to maturity:
 U.S. Government
  and Federal
  agency
  obligations.....   $   --      -- %   $2,000     6.20%   $1,995     6.40%   $7,991     6.44%   $11,986    6.39%
                     -------            ------             ------             ------             -------
  Total held to
   maturity.......       --      --      2,000     6.20     1,995     6.40     7,991     6.44     11,986    6.39
                     -------            ------             ------             ------             -------
  Total investment
   securities.....       --      --     $2,000     6.20%   $1,995     6.40%   $7,991     6.44%   $11,986    6.39%
                     =======            ======             ======             ======             =======

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

  The following table presents the deposit activity of the Company for the periods indicated.

                                                For the Year Ended June 30,
                                               --------------------------------
                                                  1999       1998       1997
                                               ----------  ---------  ---------
                                                       (In thousands)
Deposits...................................... $1,005,505  $ 741,609  $ 651,616
Withdrawals...................................   (938,172)  (742,092)  (636,318)
                                               ----------  ---------  ---------
Net deposits..................................     67,333       (483)    15,298
Interest credited on deposits.................     29,596     28,207     25,371
                                               ----------  ---------  ---------
  Total increase in deposits.................. $   96,929  $  27,724  $  40,669
                                               ==========  =========  =========

  The following table presents the amount and weighted average rate of time deposits equal to or greater than $100,000 at June 30, 1999:

                                                             For the Year Ended
                                                               June 30, 1999
                                                            --------------------
                                                                      Weighted
Maturity Period                                             Amount  Average Rate
---------------                                             ------- ------------
                                                                (Dollars in
                                                                 thousands)
Three months or less....................................... $31,061     5.14%
Over three through six months..............................  11,846     4.74
Over six through 12 months.................................  42,052     5.29
Over 12 months.............................................  14,648     5.67
                                                            -------
Total...................................................... $99,607     5.23
                                                            =======

  The following table sets forth the distribution of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

                                                       For the Year Ended June 30,
                          --------------------------------------------------------------------------------------
                                      1999                         1998                         1997
                          ---------------------------- ---------------------------- ----------------------------
                                   Percentage                   Percentage                   Percentage
                                    of Total  Weighted           of Total  Weighted           of Total  Weighted
                          Average   Average   Average  Average   Average   Average  Average   Average   Average
                          Balance   Deposits    Rate   Balance   Deposits    Rate   Balance   Deposits    Rate
                          -------- ---------- -------- -------- ---------- -------- -------- ---------- --------
                                                          (Dollars in thousands)
Money market deposits...  $137,473    21.73%    4.37%  $110,990    19.67%    4.52%  $ 83,372    15.72%    4.20%
Passbook deposits.......    18,298     2.89     1.98     17,425     3.09     2.01     17,899     3.38     1.98
NOW and other demand
 deposits...............    35,219     5.57     1.35     26,363     4.67     1.27     24,011     4.53     1.16
Non-interest bearing
 deposits...............    11,890     1.88      --       9,253     1.64      --       7,718     1.46      --
                          --------   ------            --------   ------            --------   ------
 Total..................   202,880    32.07             164,031    29.07             133,000    25.09
                          --------   ------            --------   ------            --------   ------
Certificate accounts:
Three months or less....   113,440    17.93     5.18    111,121    19.69     5.49     99,718    18.81     5.43
Over three through six
 months.................   105,071    16.61     5.14     98,605    17.48     5.51     88,175    16.63     5.43
Over six through 12
 months.................   141,279    22.33     5.23    114,989    20.38     5.56    110,972    20.93     5.61
Over one to three years.    65,252    10.31     5.78     63,974    11.34     6.00     68,637    12.94     5.76
Over three to five
 years..................     4,740     0.75     5.32     11,494     2.04     5.77     29,683     5.60     6.15
Over five to ten years..       --       --       --          21      --      5.39          6      --      5.23
Over ten years..........        16     0.00     5.31        --       --       --         --       --       --
                          --------   ------            --------   ------            --------   ------
 Total certificates.....   429,798    67.93     5.28    400,204    70.93     5.60    397,191    74.91     5.59
                          --------   ------            --------   ------            --------   ------
 Total deposits.........  $632,678   100.00%    4.67   $564,235   100.00%    4.99   $530,191   100.00%    4.97
                          ========   ======            ========   ======            ========   ======

  The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to contractual maturity of the certificate accounts outstanding at June 30, 1999.

                                                       Certificate Amounts Maturing in the Year Ending
                                 At June 30,                              June 30,
                          -------------------------- ---------------------------------------------------
                                                                                      2004 and
                            1997     1998     1999     2000    2001    2002    2003  thereafter  Total
                          -------- -------- -------- -------- ------- ------- ------ ---------- --------
                                                          (In thousands)
Certificate accounts:
0 to 4.00%..............  $    167 $    --  $  5,861 $  5,861 $   --  $   --  $  --    $  --    $  5,861
4.001 to 5.00%..........    38,622   39,995  165,299  157,898   5,175     707    481    1,038    165,299
5.001 to 6.00%..........   229,085  276,992  250,461  198,316  41,508   7,410  1,320    1,907    250,461
6.001 to 7.00%..........    97,347   76,599   30,233   22,846   5,065   1,998    167      157     30,233
7.001 to 8.00%..........    35,834    7,527      327      327     --      --     --       --         327
8.001 to 9.00%..........       344       27      --       --      --      --     --       --         --
Over 9.001%.............        20      --       --       --      --      --     --       --         --
                          -------- -------- -------- -------- ------- ------- ------   ------   --------
 Total..................  $401,419 $401,140 $452,181 $385,248 $51,748 $10,115 $1,968   $3,102   $452,181
                          ======== ======== ======== ======== ======= ======= ======   ======   ========

  Borrowings. From time to time the Company has obtained advances from the FHLB and may do so in the future as an alternative to retail deposit funds. FHLB advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These advances are collateralized by the capital stock of the FHLB held by the Company and certain of the Company's mortgage loans. See "--Regulation and Supervision--Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Company, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. During 1999, the Company periodically borrowed advances to provide needed liquidity and to supplement retail deposit gathering activity. See "MD&A--Capital Resources and Liquidity--Sources of Funds and Liquidity." At June 30, 1999, the Company had $234.7 million in outstanding advances from the FHLB. During fiscal 1999, the maximum amount of FHLB advances that the Company had outstanding at any month-end was $234.7 million.

  The following table sets forth certain information regarding the Company's borrowed funds at or for the periods ended on the dates indicated:

                                          At or For the Year Ended June 30,
                                         -------------------------------------
                                            1999         1998         1997
                                         -----------  -----------  -----------
                                               (Dollars in thousands)
FHLB advances:
 Average balance outstanding............ $   189,456  $   185,032  $   148,312
 Maximum amount outstanding at any
  month-end during the period........... $   234,700  $   216,000  $   166,600
 Balance outstanding at end of period... $   234,700  $   216,000  $   157,700
 Weighted average interest rate during
  the period............................        5.69%        5.93%        5.77%
 Weighted average interest rate at end
  of period.............................        5.59%        5.86%        6.10%
Securities sold under agreements to
 repurchase:
 Average balance outstanding............ $       --   $       --   $        72
 Maximum amount outstanding at any
  month-end during the period........... $       --   $       --   $       300
 Balance outstanding at end of period... $       --   $       --   $       --
 Weighted average interest rate during
  the period............................         N/A          N/A         5.56%
 Weighted average interest rate at end
  of period.............................         N/A          N/A          N/A

  For information regarding securities sold under agreements to repurchase, loan repayments and prepayments and proceeds from loan sales as sources of funds for the Company, see "MD&A--Capital Resources and Liquidity--Sources of Funds and Liquidity."

Subsidiary Activities

  QCFC, a wholly owned subsidiary of the Association, is currently engaged, on an agency basis, in the sale of casualty insurance, mutual funds and annuity products primarily to the Association's customers and members of the local community and as a trustee of the Association's deeds of trust. In the past, QCFC has been involved in real estate development projects. Currently, the only real estate development project in which QCFC has an investment is an apartment building in Pasadena, California. The apartment building is managed by the general partner. QCFC has a limited partner interest in the project, with a carrying value of $101,000 at June 30, 1999. This apartment building was sold in the first quarter of fiscal 2000 at a gain of approximately $80,000. The Association does not currently intend to engage in any future real estate development projects through QCFC or otherwise. As of June 30, 1999, and for the year then ended, QCFC had $1.1 million in total assets and net income of $73,000.

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

Personnel

  As of June 30, 1999, the Association had 143 full-time employees and 44 part-time employees. The employees are not represented by a collective bargaining unit and the Association considers its relationship with its employees to be good.

Federal Taxation

  General. The Company reports its income for tax purposes using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company.

  Tax Bad Debt Reserve. Prior to 1996, savings institutions such as the Association which meet certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions, within specified formula limits, were deducted in arriving at their taxable income. The Association's deduction with respect to "qualifying loans," generally loans secured by certain interests in real property, was computed using the Association's actual loss experience, or 8% of the Association's taxable income. Use of the percentage of taxable income method of calculating its deductible addition to its loss reserve had the effect of reducing the maximum marginal rate of federal tax on the Association's income to 32.20%, exclusive of any minimum or environmental tax, as compared to the general maximum corporate federal income tax rate of 35%.

  Pursuant to certain provisions appended to the Small Business Job Protection Act signed into law in August 1996 (the "Act"), the above-described bad debt deduction rules available to thrifts such as the Association have been repealed. Under the Act, the Association has changed its method of accounting for bad debts from the reserve method formerly permitted under section 593 of the Internal Revenue Code of 1986, as amended (the "Code") to the "specific charge-off" method. Under the specific charge-off method, which is governed by section 166 of the Code and the regulations thereunder, tax deductions may be taken for bad debts only if loans become wholly or partially worthless. Although the Act generally requires that qualifying thrifts recapture (i.e., include in taxable income) over a six-year period a portion of their existing bad debt reserves equal to their "applicable excess reserves," the Association does not have applicable excess reserves subject to recapture. However, the Association's tax bad debt reserve balance of approximately $10.9 million as of June 30, 1999 will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to stockholders in excess of the Association's current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Association. The Association does not intend to make distributions to stockholders that would result in recapture of any portion of its bad debt reserve. Since management intends to use the reserve only for the purpose for which it was intended, a deferred tax liability of approximately $3.8 million has not been recorded.

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

  The amount of additional taxable income created from a distribution from the tax bad debt reserve is an amount that when reduced by the tax attributable to the income is equal to the amount of the distribution. The result is to tax distributions from the tax bad debt reserve at approximately 51%. See "-- Regulation and Supervision--Savings and Loan Holding Company Regulation-- Payment of Dividends and Other Capital Distributions by Association" and "Market for the Registrant's Common Equity and Related Stockholder Matters" for limits on the payment of dividends of the Association. The Association does not intend to make distributions that would result in a recapture of any portion of its tax bad debt reserve.

  The date of the Company's last complete Internal Revenue Service (IRS) tax audit was December, 1985. There is a three-year statute of limitations for federal tax filings. Tax years 1995 through 1999 are considered open tax years for IRS audit purposes.

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

State and Local Taxation

  State of California. The California franchise tax rate applicable to the Company equals the franchise tax rate applicable to corporations generally plus an "in lieu" rate approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Association); however, the total tax rate currently applicable to the Company cannot exceed 10.84% for the 1999 calendar year. Under California regulations, bad debt deductions are available in computing California franchise taxes using a three or six year weighted average loss experience method. The Company and its California subsidiary file California state franchise tax returns on a combined basis.

  The Company is currently under examination by the California Franchise Tax Board for tax years ending December 1990-1993. During the current fiscal year, the Company received notices of proposed assessment for the tax years ended December 31, 1992 and 1993. The proposed assessments are for: (1) tax in the amount of $54,851 and $90,640 for the tax years ended December 31, 1992 and December 31, 1993, respectively, related to the Los Angeles Revitalization Zone net interest deduction, and (2) tax in the amount of $260,751 for the tax year ended December 31, 1993 related to the disallowance of a portion of the Company's bad debt deduction for that year. The Company has protested these assessments and the matter is currently before the Franchise Tax Board's Appellate Division.

  The Company is currently also under examination by the California Franchise Tax Board for the tax years ending December 31, 1996-1997. At this time, the Company has not received any notices of proposed assessments from the taxing authorities.

  Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware Corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Environmental Regulation

  The Company's business and properties are subject to federal and state laws and regulations governing environmental matters, including the regulation of hazardous substances and wastes. For example, under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and similar state laws, owners and operators of contaminated properties may be liable for the costs of cleaning up hazardous substances without regard to whether such persons actually caused the contamination. Such laws may affect the Company as an owner or operator of properties used in its business, and through the Association, as a secured lender of property that is found to contain hazardous substances or wastes.

 Although CERCLA and similar state laws generally exempt holders of security interests, the exemption may not be available if a secured party engages in the management of its borrower or the securing property in a manner deemed beyond the protection of the secured party's interest. Recent federal and state legislation, as well as guidance issued by the United States Environmental Protection Agency and a number of court decisions, have provided assurance to lenders regarding the activities they may undertake and remain within CERCLA's secured party exemption. However, these assurances are not absolute and generally will not protect a lender or fiduciary that participates or otherwise involves itself in the management of its borrower, particularly in foreclosure proceedings. As a result, CERCLA and similar state statutes may influence the Association's decision whether to foreclose on property that is found to be contaminated. The Association has adopted environmental underwriting requirements for commercial real estate loans. The Association's general policy is to obtain an environmental assessment prior to foreclosure on commercial real estate. See "Business--General" and "--Lending Activities--Loan and MBS Portfolio Composition" regarding the recent and rapid expansion of the Association's commercial real estate loan portfolio. The existence of hazardous substances or wastes on commercial real estate properties could cause the Association to elect not to foreclose on the property, thereby limiting, and in some instances precluding, the Association from realizing on the related loan. Should the Association foreclose on property containing hazardous substances or wastes, the Association would become subject to other environmental statutes, regulations and common law relating to matters such as, but not limited to, asbestos abatement, lead-based paint abatement, hazardous substance investigation and remediation, air emissions, wastewater discharges, hazardous waste management, and third party claims for personal injury and property damage.

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

Activities Restrictions

  Qualified Thrift Lender Test. The qualified thrift lender ("QTL") test requires that, in at least nine out of every twelve months, at least 65% of a savings bank's "portfolio assets" must be invested in a limited list of "qualified thrift investments," primarily investments related to housing loans and certain other assets. If the Association fails to satisfy the QTL test and does not requalify as a QTL within one year, the Company must register and be regulated as a bank holding company, and the Association must either convert to a commercial bank charter or become subject to restrictions on branching, business activities and dividends as if it were a national bank. At June 30, 1999, approximately 84.49% of the Association's portfolio assets constituted qualified thrift investments and the Association met the QTL test each month in fiscal 1999.

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

Aggregate loans by the Association that are secured by nonresidential real property are generally limited to 400% of the institution's total capital. Commercial loans not secured by real property may not exceed 10% of the Association's total assets, and consumer loans may not exceed 35% of the Association's total assets. At June 30, 1999, the Association was in compliance with the above investment limitations.

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

Deposit Insurance

  Deposit Insurance Premium Assessments. The FDIC has established a risk-based system for setting deposit insurance assessments on deposits. Currently, all of the Association's deposits are SAIF-insured. Under the risk-based assessment system, an institution's insurance assessment will vary depending on the level of capital the institution holds and the degree to which it is the subject of supervisory concern to the FDIC. SAIF-assessed deposits are currently subject to insurance premiums between 0.0% and 0.27%. The Association's assessment rate was 0.0% as of June 30, 1999.

  The Deposit Insurance Funds Act of 1996 altered the obligation to make interest payments on debt obligations issued by the Financing Corporation ("FICO Debt") so that assessments to collect the necessary funds are imposed separately from the deposit insurance premium and are now assessed on BIF-insured deposits, although at a lower rate, as well as on SAIF-insured deposits. Currently, the Association's FICO Debt assessment rate is 0.0580%. Until December 31, 1999 or, if earlier, the date on which the last savings institution ceases to exist, SAIF deposits are assessed to pay interest on the FICO Debt at five times the rate at which BIF deposits are assessed to pay such interest. Institutions whose deposits are exclusively or primarily BIF-insured (such as almost all commercial banks) therefore have certain competitive advantages over institutions whose deposits are primarily SAIF-insured. Currently, all of the Association's deposits are SAIF-insured.
See "Business--Federal

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

  In general, adjusted total assets equal the institution's consolidated total assets, minus any assets that are deducted in calculating the amount of capital. At June 30, 1999, the Association's ratio of tangible capital to adjusted total assets was 7.48%.

    Core capital of at least 3% of adjusted total assets. Core capital consists of tangible capital plus (1) qualifying intangibles such as certain mortgage servicing rights and purchased credit card relationships and (2) any core deposit premium in existence on March 4, 1994 whose inclusion in core capital is grandfathered by the OTS. The OTS and the other banking agencies amended the minimum leverage requirement to be 4% effective April 1, 1999, for all but the highest rated savings associations and banks. At June 30, 1999, the Association's core capital ratio was 7.48%.

    Total capital of at least 8% of risk-weighted assets. Total capital includes both core capital and "supplementary" capital items deemed less permanent than core capital, such as subordinated debt and general loan loss allowances (subject to certain limits). At least half of total capital must consist of core capital. Risk-weighted assets are determined by multiplying each category of an institution's assets, including certain assets sold with recourse and other off balance sheet assets, by an assigned risk weight based on the credit risk associated with those assets, and adding the resulting sums. The amount of risk-based capital, however, that may be required to be maintained by the institution for recourse assets cannot be greater than the total of the recourse liability. The four risk-weight categories include zero percent for cash and government securities, 20% for certain high-quality investments, 50% for certain qualifying one-to-four family and multifamily mortgage loans and 100% for assets (including past-due loans and real estate owned) that do not qualify for preferential risk-weighting. At June 30, 1999, the Association's risk-based capital ratio was 12.26%, and accordingly the Association exceeded all three of the industry minimum capital requirements.

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

  An institution is treated as well capitalized if its risk-based capital ratio is at least 10.0%, its ratio of core capital to risk-weighted assets (the "Tier 1 risk-based capital ratio") is at least 6.0%, its leverage ratio or core capital is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. At June 30, 1999, the Association had a risk-based capital ratio of 12.26%, a Tier 1 risk-based capital ratio of 11.05%, and a core capital ratio of 7.48%, which qualified the Association for the well-capitalized category. The Association's capital category under the prompt corrective action system may not be an accurate representation of the Association's overall financial condition or prospects.

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

  Payment of Dividends and Other Capital Distributions by Association. The payment of dividends, stock repurchases, and other capital distributions by the Association to the Company is subject to regulation by the OTS. The OTS has promulgated a regulation that addresses a savings institution's ability to make a capital distribution according to the institution's capital position. Effective April 1, 1999, the OTS amended its capital distributions regulation. The new rule establishes a "safe-harbor" amounts for capital distributions that institutions can make without OTS prior approval or notice. It also sets forth certain conditions that specify whether a notice or an application for prior approval of the OTS is required if the safe harbor does not apply. The OTS retains discretion to subject institutions that meet their capital requirements to the more stringent capital distribution rules applicable to institutions with less capital if the OTS notifies the institution that it is in need of more than normal supervision. The OTS retains the authority to prohibit any capital distribution otherwise authorized under its regulations if the OTS determines that the distribution would constitute an unsafe or unsound practice.

  Under its regulation, an application for the prior approval of the OTS to make a capital distribution is required if any of the following conditions are present: the institution would not be adequately-capitalized after the distribution, its examination ratings are not at least satisfactory or it is considered a problem association or in troubled condition, the total amount of all its capital distributions for the applicable calendar year (including the proposed distribution) would exceed its net income for that year to date plus its retained net income for the prior two years, or the distribution would violate an applicable prohibition or OTS imposed condition on the institution.

  A 30-day advanced notice is required if as is the case with the Association, the institution is a subsidiary of a holding company, the institution would not be well-capitalized after the distribution, or the distribution would reduce the amount of or retire any part of its common or preferred stock or retire any part of a debt instrument included in total capital (other than through a regular payment on the instrument). If none of the above conditions are present, an institution is not required to file an application or notice with the OTS before making a capital distribution.

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

  Additionally, as of June 30, 1999, the Association had a tax bad debt reserve balance of approximately $10.9 million. Any distribution by the Association to the Company that exceeds the Association's current or accumulated earnings and profits as calculated for federal income tax purposes would be treated as a distribution of the bad debt reserve and would be subject to recapture taxes of up to 51%. See "Business--Federal Taxation" regarding recently enacted changes relating to bad debt reserve recapture. The Association does not intend to make distributions to stockholders that would result in recapture of any portion of its bad debt reserve. Since management intends to use the reserve only for the purpose for which it was intended, a deferred tax liability of approximately $3.8 million has not been recorded.

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

  Under the CRA regulations of the OTS and the other federal banking agencies, an institution's performance in making loans and investments and maintaining branches and providing services in low-and moderate-income areas within the communities that it serves is evaluated. In connection with its assessment of CRA performance, the OTS assigns a rating of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance." Based on the latest examination conducted by the OTS in 1999, the Association was rated outstanding.

Federal Home Loan Bank System

  The Federal Home Loan Banks provide a credit facility for member institutions. As a member of the FHLB of San Francisco, the Association is required to own capital stock in the FHLB of San Francisco in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential loans, residential purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were residential mortgage loans, or 5% of its advances from the FHLB of San Francisco. At June 30, 1999 the Association was in compliance with this requirement. Furthermore, FHLB advances must be collateralized with certain types of assets. Accordingly, the Association has pledged certain loans to the FHLB of San Francisco as collateral for its advances. See "--Pending Legislation," below regarding legislation proposing changes in the operation of the Federal Home Loan Bank system.

Required Liquidity

  OTS regulations require savings institutions to maintain, for each calendar quarter, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances and specified United States government, state and federal agency obligations) equal to at least 4% of the quarter end balance of its deposits, excluding those with maturities exceeding one year, plus short-term borrowings. The OTS may change this liquidity requirement from time to time to an amount within a range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of member institutions, and may exclude from the definition of liquid assets any item other than cash and the balances maintained in satisfaction of FRB reserve requirements, described below. The Association's average liquidity ratio exceeded the applicable requirement at all times during fiscal 1999.

Federal Reserve System

  The Federal Reserve Board requires savings institutions to maintain reserves against certain of their transaction accounts (primarily deposit accounts that may be accessed by writing unlimited checks). For the calculation period including June 30, 1999, the Association was not required to maintain reserves with the Federal Reserve Board because it maintains certain levels of cash on hand at its branches and with the requisite custodian. If balances are maintained to meet the reserve requirements imposed by the Federal Reserve Board, they do not earn interest but may be used to satisfy the Association's liquidity requirements discussed above.

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

  There can be no assurance that the FFIEC or other federal regulators will not issue new regulatory requirements that require additional work by the Company and, if issued, that new regulatory requirements will not increase the cost or delay the completion of the Year 2000 project.

Pending Legislation

  Both the Senate and the House of Representatives in the current session of Congress have passed parallel financial services modernization bills that address, inter alia, the affiliations permissible to insured savings associations and banks, insurance activities of insured institutions and their affiliates, privacy, the Federal Home Loan Bank system and the Community Reinvestment Act. These bills contain many provisions that are similar to ones in financial services modernization bills considered in the two previous Congresses. On May 6, 1999, the Senate passed, S. 900, the Financial Services Modernization Act of 1999 by a 54-44 vote. Subsequently, on July 1, 1999, the House passed, H.R. 10, the Financial Services Act of 1999 by a 343-86 vote. A joint House-Senate conference has been appointed with respect to this legislation. This committee is empowered to resolve differences between S. 900 and H.R. 10, make other changes to this legislation, and report a final bill. At an organizational meeting on August 3, 1999, the Conference Committee took no action on any substantive provision of this legislation. Committee staff has met to develop proposed final provisions and the Conference Committee is expected to meet from time to time. This Committee is not subject to any specific deadline, and it can continue its work for as much of the 1999-2000 congressional session as necessary. If the Conference Committee agrees on a final bill, it will be sent to the House and Senate, which may accept or reject the bill in its entirety on a majority vote. If passed by both houses, the bill would then be submitted to the President for his signature or veto.

  The Company and the Association are unable to predict whether H.R. 10, S. 900, or any other such legislation will be enacted, what provisions any enacted legislation may contain, or the extent to which such legislation would affect their operations.

  Activities of Savings Associations and Savings and Loan Holding
Companies. Both H.R. 10 and S. 900 contain provisions addressing the activities and affiliations permissible for savings and loan holding companies. Neither bill contains provisions that had been included in the version of H.R. 10 considered by the House Banking and House Commerce Committees in 1998 and that would have terminated the federal savings association charter, required savings associations to become banks and allow the merger of the Savings Association Insurance Fund and the Bank Insurance Fund under the Deposit Insurance Funds Act of 1996, with conforming amendments affecting the regulation of savings and loan holding companies. S. 900 now does contain a provision allowing a federal savings association to convert to a national bank and retain its existing interstate branches. Both bills would eliminate the Savings Association Insurance Fund special reserve established in the Deposit Insurance Funds Act of 1996. This reserve holds assessments paid by members of this Fund in excess of the statutory amount that the Fund is required to hold.

  The provisions with respect to the affiliations permissible for savings and loan holding companies have been controversial. Both Title IV of H.R. 10 and Title VI of S. 900 provide that no company may charter or acquire control of an insured savings association under an application filed after a specified date (March 4, 1999, in H.R. 10; May 4, 1999, in S. 900), unless that company engages only in "financial" activities, as that term is defined in the legislation and may be defined by the Federal Reserve Board after enactment. Any company that qualified as a "unitary" savings and loan holding company ("Unitary Company") on that specified date (or was subject to an application to become a Unitary Company filed by that date) would be able to continue to operate under present law and be subject to no limit on its affiliate activities. Such a grandfathered Unitary Company, or any nonbanking affiliate thereof, accordingly would be able to commence or expand any type of activity (including nonfinancial activities). Section 401 of H.R. 10 was amended on the House floor to provide that a company that engages in activities that are not financial in nature may apply to the Federal Reserve Board for approval to continue to engage in such activities after acquiring control of a savings association. S. 900 contains no similar provision. S. 900 expressly authorizes multiple savings and loan holding companies also to engage in any financial activity.

  Customer Privacy. Title V of H.R. 10 was amended on the House floor to include detailed provisions regarding the disclosure of consumer information by any institution engaging in "financial" activities as defined in this bill. Title V imposes an "affirmative and continuing obligation on all financial institutions to respect the privacy of customers and protect nonpublic personal information." To accomplish this goal, the Bill would require each functional regulator to issue rules to insure "the security and confidentiality of customer records," and to protect against "any anticipated threats or hazards" or "unauthorized access to or use of such records."

  This Bill would require financial institutions to provide consumers notice and an opportunity to opt-out prior to disclosures of nonpublic personal information to non-affiliated third parties. However the Bill specifies a number of exceptions to this notice requirement, including: transfers for marketing or servicing its own products (transfers to facilitate marketing must be disclosed to the consumer); transfers to effect, administer or enforce a transaction, such as servicing or processing a financial product or service, maintaining or servicing the consumer's account; transfers made with the consent or at the direction of the consumer; transfers made to protect the confidentiality or security of a consumer's records, to protect against fraud or liability, or for resolving customer disputes or inquiries; transfers to persons acting in a fiduciary capacity on behalf of the consumer; transfers to provide information to a credit rating agency, or an insurance rate advisory organization; transfers to the financial institution's attorneys, accountants or auditors; transfers permitted or required under other laws, the rules of self-regulatory organizations, or for an investigation on a matter related to public safety; and transfers in connection with a sale, transfer or merger of the financial institution. Finally, H.R 10 expressly prohibits disclosure of account numbers or credit card account information to third parties for use in telemarketing, direct mail marketing or other marketing through electronic mail.

  Each financial institution would be required by the Bill to make certain required disclosures of its privacy policies to each consumer, both at the time of establishing a customer relationship and then

"not less than annually." These disclosures, which may be made either in writing or in electronic form, must set forth the institution's privacy policies and practices and must include: policies and practices with respect to disclosures to third parties, categories of persons to whom information may be disclosed, the institution's policies with respect to disclosures of nonpublic information related to former customers, the categories of information that the institution collects, and disclosures required under the Fair Credit Reporting Act.

  The Bill would require the federal depository institution regulators, the National Credit Union Association, the Secretary of the Treasury and the Securities and Exchange Commission, after consultation with the Federal Trade Commission and representative State insurance regulators, through a joint rulemaking to develop implementing regulations. These regulations would be due within 6 months of the date of enactment of the Bill. The privacy provisions of this Bill would take effect six months following the completion of the rulemaking by the functional regulators required by the bill.

  H.R. 10 also includes the Financial Information Privacy Act of 1999, which addresses "pretext calling." The Bill makes it unlawful for an unauthorized person to seek to obtain customer information through fraudulent or deceptive means. The only privacy provisions of S. 900 are these that restrict "pretext calling."

  Community Reinvestment Act. H.R. 10 does not amend the CRA, but would require that before a bank holding company or financial holding company may engage in "financial activities," each of its insured depository institution subsidiaries must have and maintain at least a "satisfactory" CRA rating. S. 900 omits this requirement and would modify existing CRA requirements in three ways. First, an institution that receives at least a "satisfactory" CRA rating and has maintained such a rating for at least three years would be deemed in compliance until its next examination, unless its regulatory agency determines otherwise based upon "substantial verifiable information" provided by a third party that demonstrates noncompliance. Second, S. 900 provides "sunshine" requirements for agreements made between an insured depository institution and any nongovernmental person or entity regarding the use of the institution's funds or resources in excess of $10,000 annually (excluding direct lending agreements with individuals or businesses). Finally, S. 900 exempts from the CRA institutions with assets of not more than $100 million and located in non-metropolitan areas.

  Federal Home Loan Bank Amendments. Both S. 900 and H.R. 10 include the "Federal Home Loan Bank System Modernization Act of 1998." These provisions would make membership in a FHLB voluntary for savings associations, not mandatory as under present law (effective January 1, 1999, under H.R. 10; effective June 1, 2000 under S. 900). The bills expand the types of assets that banks with total assets of $500 million or less can pledge as collateral for FHLB advances to include small business or agricultural assets (H.R. 10 includes as eligible collateral rural development and community development loans). Such banks may also use the proceeds of FHLB advances to fund these four types of loans. The Federal Housing Finance Board ("FHFB") is empowered to increase certain collateral standards if necessary on safety and soundness grounds. The bill also removes a requirement that banks with assets of $500 million or less maintain at least 10 percent of their total assets in residential mortgages. Both bills transfer from the FHFB to the individual FHLBs responsibility for such operational matters as director and employee compensation, applications for advances, and the terms and conditions for advances, including interest rates. Enforcement powers of the FHFB are clarified. Finally, the bill changes the funding formula under which the FHLBs contribute to the repayment obligations of the Resolution Funding Corporation. Instead of a flat $300 million annual contribution from each FHLB, each bank will contribute 20.75% of its annual net earnings.

  H.R. 10 goes further than previous bills by revising the capital structure of the FHLB System. S. 900 calls for a study of FHLB capitalization by the General Accounting Office. Under H.R. 10, FHLBanks would contribute capital based on the riskiness of their loan portfolios, rather than on asset size. H.R. 10 will create several classes of FHLBank stock. One class would be redeemable after six months. A second class must be held at least five years. A third class would be permanent and could be transferred only to members of the system. H.R. 10 would require the FHFB to promulgate regulations in accordance with the statute within one year of enactment. The FHFB regulations must set forth both a leverage requirement and risk-based capital requirement and provide a minimum investment required of members. The Bill would require each FHLB to submit a capital plan to the Finance Board no later than 270 days after these regulations become final.

  Preemption of State Anti-affiliation Laws and Certain Insurance Sales Restrictions. Both S. 900 and H.R. 10 expressly preempt any state law that would prevent or restrict the establishment of financial affiliations. Although developed with a focus on insurance anti-affiliation laws, this provision is not limited to insurance, but by its terms reaches any state law.
Section 104 of both S. 900 and H.R. 10 provides that no state may "prevent or restrict" an insured depository institution, or a subsidiary or affiliate thereof, from "being affiliated directly or indirectly with" any person or entity engaged in any financial activity. Section 104 also provides federal preemption of certain state laws or actions that would "prevent or restrict" an insured depository institution, or a subsidiary or affiliate thereof, from "engaging directly or indirectly, either by itself or in conjunction with a subsidiary, affiliate or any other entity or person" in any financial activity. The Bills adopt distinct tests for possible federal preemption with respect to such activities: one for insurance sales, one for insurance activities other than sales and one for all other activities. Except for insurance sales law described in certain "safe harbor" provisions or enacted prior to September 3, 1998, the Bills would provide that such state laws or actions may be preempted if they are discriminatory against despository institutions affiliated with insurance agencies, brokers or companies.

ITEM 2. PROPERTIES.

  At June 30, 1999, the Company conducted its business through an administrative office located in Whittier and ten retail full service branch offices. The Company believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Company.

                                                              Net Book Value of
                                         Original                Property or
                                           Date     Date of       Leasehold
                              Leased or  Leased or   Lease     Improvements at
  Location                      Owned    Acquired  Expiration   June 30, 1999
  --------                   ----------- --------- ---------- -----------------
7021 Greenleaf Avenue        Owned        7/65      None         $  867,347
 Whittier, CA 90602
 (Administration)
7355 Greenleaf Avenue        Owned        8/18/85   None         $1,179,996
 Whittier, CA 90602
 (Main Office)

15175 Whittier Blvd.         Owned        7/29/98   None         $1,309,300
 Whittier, CA 90603
 (Branch)
15335 Whittier Blvd.         Owned/Bldg   4/1/70    None         $   95,466
 Whittier, CA 90603          Leased/Land            3/31/05
 (Training Center)
401 E. Whittier Blvd.        Owned        12/72     None         $  350,014
 La Habra, CA 90631
 (Branch)
220 S. State College Blvd.   Leased       1/31/92   12/31/12     $  218,920
 Brea, CA 92821
 (Branch)
1701 N. Euclid Avenue        Leased       7/6/76    None         $  112,723
 Fullerton, CA 92835                                11/30/07
 (Branch)
12333 S. La Mirada Blvd.     Leased       1/31/92   None         $  160,904
 La Mirada, CA 90638                                7/9/06
 (Branch)
3160 Colima Road             Leased       1/17/92   12/31/99     $   71,084
 Hacienda Heights, CA 91745
 (Branch)
1921 W. Imperial Hwy.        Leased       12/1/94   11/30/01     $   32,902
 Suite A
 La Habra, CA 90631
 (Branch)
870 N. Rose Drive            Leased       2/10/98   2/28/08      $  207,829
 Placentia, CA 92870
 (Branch)
8160 E. Santa Ana Canyon     Leased       2/5/98    2/28/03      $  213,698
 Road,
 Suite 184
 Anaheim Hills, CA 92808
 (Branch)
12525 Beverly Blvd.          Owned        2/27/86   None         $  147,190
 Whittier, CA 90601
 (Training Center)
Wardman and Comstock         Leased/Land  1/2/70    Month               --
 Whittier, CA 90602                                 to
 (Parking Lot)                                      Month

ITEM 3. LEGAL PROCEEDINGS.

  The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No items were submitted to a vote of stockholders during the quarter ended June 30, 1999.

ITEM 4A. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The following table sets forth the names and principal occupations of the directors and executive officers of the Company as of June 30, 1999. David S. Engelman, a private investor, became a director of the Company on September 16, 1999.

             Name                            Principal Occupation
 ---------------------------- -------------------------------------------------
 DIRECTORS:
    J. L. Thomas              Chairman of the Board of the Company and of the
                               Association
    Frederic R. (Rick) McGill President and Chief Executive Officer of the
                               Company and of the Association
    David T. Cannon           D.T. Cannon Associates, a marketing and
                               management consulting firm; retired Western
                               Regional Director for Industrial Relations of
                               Eastman Kodak Company
    Alfred J. Gobar           President and Chairman, AJGA, Inc., an economics
                               consulting firm
    Wayne L. Harvey           C.P.A., Retired
    David K. Leichtfuss       President, Broadview Mortgage, a mortgage banking
                               company
    Edward L. Miller          Partner, law firm of Bewley, Lassleben & Miller
    D. W. Ferguson            Director Emeritus of the Company and of the
                               Association
 EXECUTIVE OFFICERS(1):
    J. L. Thomas              Chairman of the Board
    Frederic R. (Rick) McGill President and Chief Executive Officer
    Kathryn M. Hennigan       Corporate Secretary and Senior Vice President,
                               Administrative Services
    Hank H. Kadowaki          Senior Vice President, Income Property Lending of
                               the Association
    Harold L. Rams            Senior Vice President, Single Family Lending of
                               the Association
    Karen A. Tannheimer       Senior Vice President, Loan Service of the
                               Association
    Robert C. Teeling         Senior Vice President, Retail Banking of the
                               Association
    Dwight L. Wilson          Senior Vice President, Treasurer and Chief
                               Financial Officer

--------
(1) Unless otherwise noted, the indicated principal occupation of the executive officers is with the Company and the Association.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS.

  The Company's common stock is traded on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ-NMS") under the symbol QCBC. At September 22, 1999, the Company had approximately 329 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 5,395,107 outstanding shares of common stock. The following table sets forth for the fiscal quarters indicated the range of high and low bid information per share of the common stock of the Company as reported on the NASDAQ-NMS as adjusted for the 25% stock dividends distributed to stockholders in May 1997 and June 1998.

                       Fiscal 1999                      Fiscal 1998
             ------------------------------- ----------------------------------
               4th     3rd     2nd     1st     4th     3rd      2nd      1st
             Quarter Quarter Quarter Quarter Quarter Quarter  Quarter  Quarter
             ------- ------- ------- ------- ------- -------- -------- --------
High........ 17      15 1/2  17 1/4  21 1/4  20      18 19/64 19 21/32 18 13/64
Low......... 14 7/8  14 5/8  11 3/4  14 3/4  17 5/32 15 51/64 15 51/64 14 3/64

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

  The Company's principal source of income in fiscal 1999 was interest from investments. Dividends from the Association are a potential source of income for the Company. The payment of dividends and other capital distributions by the Association to the Company is subject to regulation by the OTS. The OTS has promulgated a regulation that addresses a savings institution's ability to make a capital distribution according to the institution's capital position. Effective April 1, 1999, the OTS amended its capital distributions regulation. The new rule establishes a "safe-harbor" for capital distributions that institutions can make without OTS prior approval or notice. It also sets forth certain conditions that specify whether a notice or an application for prior approval of the OTS is required if the safe harbor does not apply. Under its regulation, an application for the prior approval of the OTS to make a capital distribution is required if any of the following conditions are present: the institution would not be adequately-capitalized after the distribution, its examination ratings are not at least satisfactory or it is considered a problem association or in troubled condition, the total amount of all its capital distributions for the applicable calendar year (including the proposed distribution) would exceed its net income for that year to date plus its retained net income for the prior two years, or the distribution would violate an applicable prohibition or OTS imposed condition on the institution. A 30-day advance notice is required if, as is the case with the Association, the institution is a subsidiary of a holding company, the institution would not be well-capitalized after the distribution, or the distribution would reduce the amount of or retire any part of its common or preferred stock or retire any part of a debt instrument included in total capital (other than through a regular payment on the instrument). If none of the above conditions are present, an institution is not required to file an application or notice with the OTS before making a capital distribution. See "Business--Regulation and Supervision--Savings and Loan Holding Company Regulation--Payment of Dividends and Other Capital Distributions by Association."

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

ITEM 6. SELECTED FINANCIAL DATA

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES
              SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

                                      At or for the Year Ended June 30,
                                -----------------------------------------------
                                   1999       1998     1997     1996     1995
                                ----------  -------- -------- -------- --------
                                   (Dollars in thousands, except per share
                                                   amounts)
Selected Financial Data:
 Total assets.................. $1,013,437  $887,480 $801,402 $725,085 $641,173
 Total liabilities.............    932,133   810,221  731,159  657,159  574,732
 Loans receivable, net.........    821,190   691,026  644,964  607,672  537,478
 Loans receivable held for
  sale.........................     17,028     7,507      623    2,890    1,666
 Investment securities(1)......     11,986     6,877   38,086   37,419   24,048
 Mortgage-backed
  securities(2)................     99,861   115,851   74,139   41,175   39,993
 Deposits......................    677,839   580,910  553,186  512,517  481,158
 Federal Home Loan Bank (FHLB)
  advances.....................    234,700   216,000  157,700  135,300   63,950
 Securities sold under
  agreements to repurchase.....        --        --       --       300   22,873
 Stockholders' equity..........     81,304    77,259   70,243   67,926   66,441
Selected Operating Data:
 Interest income............... $   71,919  $ 64,870 $ 58,668 $ 52,646 $ 41,042
 Interest expense..............     40,316    39,110   34,901   31,151   23,503
                                ----------  -------- -------- -------- --------
   Net interest income before
    provision for loan losses..     31,603    25,760   23,767   21,495   17,539
 Provision for loan losses.....      1,700     1,450    3,001    2,103      998
                                ----------  -------- -------- -------- --------
   Net interest income after
    provision for loan losses..     29,903    24,310   20,766   19,392   16,541
                                ----------  -------- -------- -------- --------
 Other income:
   Loan servicing charges and
    deposit fees...............      2,796     2,402    1,828    1,629    1,490
   Gain on sale of loans held
    for sale...................        332       175      356      175       86
   Commissions.................        716       735      555      606      420
   Gain on sale of securities
    available for sale.........        616       --       --       --       --
   Other.......................        169        16       30       79       84
                                ----------  -------- -------- -------- --------
     Total other income........      4,629     3,328    2,769    2,489    2,080
                                ----------  -------- -------- -------- --------
 Other expense:
   Compensation and employee
    benefits...................      9,459     8,375    7,829    7,565    7,371
   Occupancy, net..............      2,308     1,945    1,946    1,970    1,894
   Federal Deposit Insurance
    premiums...................        527       517      855    1,254    1,115
   Data Processing.............        853       730      707      641      561
   Advertising and promotional.      1,007       924      573      513      464
   Consulting fees.............        787       471      437      350      250
   Other general and
    administrative expense.....      2,264     2,139    2,026    2,487    2,429
                                ----------  -------- -------- -------- --------
   Total general and
    administrative expense.....     17,205    15,101   14,373   14,780   14,084
   Savings Association
    Insurance Fund special
    assessment.................        --        --     3,100      --       --
   Real estate operations, net.        320       595      775      656      646
   Amortization of core deposit
    intangible.................        --         35      264      303      303
                                ----------  -------- -------- -------- --------
     Total other expense.......     17,525    15,731   18,512   15,739   15,033
                                ----------  -------- -------- -------- --------
 Earnings before income taxes,
  extraordinary items and
  cumulative effect of change
  in accounting principle......     17,007    11,907    5,023    6,142    3,588
 Income taxes .................      7,464     5,297    2,203    2,573    1,267
                                ----------  -------- -------- -------- --------
 Net earnings before
  extraordinary item and
  cumulative effect of change
  in accounting principle......      9,543     6,610    2,820    3,569    2,321
                                ----------  -------- -------- -------- --------
 Extraordinary item, net of
  taxes........................        (61)      --       --       --       --
 Cumulative effect of change
  in accounting principle, net
  of taxes.....................        162       --       --       --       --
                                ----------  -------- -------- -------- --------
 Net earnings.................. $    9,644  $  6,610 $  2,820 $  3,569 $  2,321
                                ==========  ======== ======== ======== ========
 Basic earnings per share...... $     1.79  $   1.21 $   0.51 $   0.62 $   0.40
                                ==========  ======== ======== ======== ========
 Diluted earnings per
  share(3)..................... $     1.70  $   1.14 $   0.49 $   0.59 $   0.39
                                ==========  ======== ======== ======== ========

--------
(1) Includes $1,819, $1,432, $150 and $470 of investment securities available for sale at June 30, 1998, 1997 and 1995, respectively. No investment securities were available for sale at June 30, 1999 and 1996.
(2) Includes $15,783 and $8,274 of mortgage-backed securities available for sale at June 30, 1999 and 1998, respectively. No mortgage-backed securities were available for sale in 1997, 1996 or 1995.
(3) Diluted earnings per share in 1999, 1998, 1997, 1996 and 1995 were calculated based on weighted average shares outstanding of 5,660,351, 5,795,480, 5,792,344, 6,048,751 and 6,015,899, respectively. The weighted average shares have been adjusted to reflect the 25% stock dividends paid on May 30, 1997 and June 30, 1998.

                                        At or for the Year Ended June 30,
                                        --------------------------------------
                                         1999    1998    1997    1996    1995
                                        ------  ------  ------  ------  ------
Selected Financial Ratios and Other
 Data:
Performance Ratios:
  Return on average assets(1)..........   1.04%   0.78%   0.37%   0.53%   0.39%
  Return on average equity(1)..........  12.10    8.96    4.11    5.25    3.53
  Average equity to average assets.....   8.58    8.67    9.02   10.04   11.18
  Equity to total assets...............   8.02    8.71    8.77    9.37   10.36
  Interest rate spread during the
   period(2)...........................   2.98    2.61    2.74    2.68    2.56
  Net interest margin(3)...............   3.50    3.14    3.22    3.24    3.07
  Average interest-earning assets to
   average
   interest-bearing liabilities........ 111.60  110.97  110.17  111.47  112.31
  General and administrative expense to
   average
   assets..............................   1.85    1.78    1.89    2.18    2.39
  Other expense to average assets(1)...   1.89    1.85    2.44    2.32    2.55
  Efficiency ratio(4)..................  48.76   52.23   54.90   62.08   72.10
  Dividend pay-out ratio...............    --      --      --      --      --
Regulatory Capital Ratios:
  Core capital to adjusted total
   assets..............................   7.48    7.44    7.34    7.67    8.11
  Core capital to risk-weighted assets.  11.05   11.84   11.42   11.53   12.83
  Total capital to risk-weighted
   assets..............................  12.26   12.97   12.64   12.74   14.07
Asset Quality Ratios:
  Nonperforming loans as a percentage
   of gross
   loans(5)............................   0.61    1.01    1.33    1.71    2.01
  Nonperforming assets as a percentage
   of total assets(6)..................   0.74    1.11    1.31    1.81    2.06
  GVA on loans as a percentage of gross
   loans...............................   0.96    0.87    0.94    0.92    1.38
  Total allowance for loan losses as a
   percentage of gross loans...........   1.02    1.12    1.18    1.25    2.17
  GVA on loans as a percentage of total
   nonperforming loans................. 158.02   86.61   70.91   53.52   68.97
  Total GVA as a percentage of total
   nonperforming assets(7)............. 108.99   64.84   60.95   44.92   59.61
Number of:
  Deposit accounts..................... 47,259  41,535  37,603  37,628  38,000
  Mortgage loans in portfolio..........  6,757   4,640   4,546   4,485   4,185
  Mortgage loans serviced for others...  1,963   2,102   1,717   1,710   1,661
  Total full-service customer
   facilities..........................     10      10       8       8       8

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  At June 30, 1999 the Company had total assets of $1.0 billion, total deposits of $677.8 million and stockholders' equity of $81.3 million compared to total assets of $887.5 million, total deposits of $580.9 million and stockholders' equity of $77.3 million at June 30, 1998. These changes represent a 14.19% increase in total assets and a 5.24% increase in stockholders' equity during the fiscal 1999.

  The Southern California economy and real estate markets in the Company's lending area have continued to show improvement during the year. The Company's level of nonperforming assets declined from June 30, 1998, both in total dollar amount and as a percentage of total assets. The Company currently includes nonaccrual loans 60 or more days past due (less any specific allowances on these loans), troubled debt restructured loans and REO in determining its level of nonperforming assets. Although many financial institutions do not consider a loan nonperforming until it is 90 or more days past due, the Company ceases to accrue interest after loan payments are 60 days past due in an effort to recognize problem assets sooner. At June 30, 1999, the Company reported $7.5 million in nonperforming assets compared to $9.8 million and $10.5 million at June 30, 1998 and 1997, respectively. The Company recorded a provision for loan losses of $1.7 million for the year ended June 30, 1999 compared to $1.5 million and $3.0 million for the years ended June 30, 1998 and 1997, respectively. See "Business--Allowances for Loan and Real Estate Losses."

Results of Operations

  General. The Company reported net earnings of $9.6 million, $1.70 per share diluted, for the year ended June 30, 1999, compared to net earnings of $6.6 million, $1.14 per share diluted, and $2.8 million, $0.49 per share diluted, for the years ended June 30, 1998 and 1997, respectively. This increase in earnings for fiscal 1999 compared to fiscal 1998 was primarily attributable to an increase in net interest income partially offset by an increase in other expenses. The increase in earnings in fiscal 1998 over 1997 was primarily attributable to an increase in net interest income and a decline in the provision for loan losses in fiscal 1998 and the one-time SAIF special assessment paid by the Association in fiscal 1997.

  Interest Income. Interest income was $71.9 million, $64.9 million and $58.7 million for the years ended June 30, 1999, 1998, and 1997, respectively. The $7.0 million increase in interest income in 1999 compared to 1998 resulted from an increase in the average balance of interest-earning assets of $83.1 million while the average yield on interest-earnings assets increased 0.05% to 7.95%. The $6.2 million increase in interest income in 1998 compared to 1997 resulted from an increase in the average balance of interest-earning assets of $82.1 million while the average yield on interest earning assets decreased
0.04 to 7.90%.

  Interest Expense. Interest expense was $40.3 million, $39.1 million, and $34.9 million for the years ended June 30, 1999, 1998, and 1997, respectively. The $1.2 million increase in 1999 compared to 1998 resulted from an increase in the average balance of interest-bearing liabilities of $70.2 million and a decrease in the average cost on interest-bearing liabilities of 0.32% to 4.97%. The $4.2 million increase in 1998 compared to 1997 resulted from an increase in the average balance of interest-bearing liabilities of $69.2 million and an increase in the average cost on interest-bearing liabilities of 0.09% to 5.29%.

  Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses was $31.6 million, $25.8 million, and $23.8 million for the years ended June 30, 1999,

1998, and 1997, respectively. The increase in 1999 compared to 1998 was primarily a result of the increase in interest-earning assets relative to interest-bearing liabilities during the year as well as a decrease in the cost of interest-bearing liabilities. The increase in 1998 compared to 1997 was also primarily a result of the increase in interest-earning assets relative to interest-bearing liabilities.

  Provision for Loan Losses. During fiscal 1999, 1998, and 1997 the Company established $1.7 million, $1.5 million and $3.0 million, respectively, of provisions for losses on loans. The slight increase in the provision for 1999 is primarily a result of the overall growth in the loan portfolio as compared to the prior year, specifically in commercial real estate loans. In addition, certain one-to-four family loans purchased are considered by the Company to have higher risk characteristics because they are loans outside of California, which has historically been considered the Company's primary market area for one-to-four family loans. The decrease of $1.5 million in 1998 compared to 1997 was due to decreases in charge-offs and nonaccrual loans during the year. Management considers the level of nonperforming assets, the regional economic conditions and relevant real estate values and other factors when assessing the adequacy of the allowance for loan losses. The Southern California economy and real estate markets in the Company's primary lending area showed continued improvement during fiscal 1999, and management considers the level of allowance for loan losses at June 30, 1999 to be adequate. However, even though the local economy and real estate markets improved during fiscal 1999, there can be no assurance that nonperforming assets will not increase and that the Company will not have to establish additional loss provisions based upon future events.

  Other Income. Other income increased by $1.3 million, or 39.09%, in 1999 to $4.6 million as compared to fiscal 1998. During fiscal 1999, transactional fee income for deposits and loans increased due to a larger loan and deposit base and prepayment fees on loans increased due to a higher level of loans paying off in order to refinance in the lower rate environment during the past year. In addition, fee income increased as a continuing result of a checking account program marketed beginning in the second quarter of fiscal 1998. In addition, in fiscal 1999 there were pretax gains of $616,000 related to the sale of securities available for sale. Other income increased by $559,000, or 20.19%, in 1998 compared to 1997 as a result of fee income for deposits and loans serviced increasing due to a larger loan and deposit base in fiscal 1998.

  Other Expense. Other expense increased $1.8 million, or 11.40%, from $15.7 million in fiscal 1998 to $17.5 million in fiscal 1999. This increase in other expense is primarily due to an increase in compensation, employee benefits and occupancy expense. These increases during fiscal 1999 are primarily a result of two retail banking branches opened during February 1998, the relocation of an existing branch to a larger more accessible location in August 1998 and additional staffing in the income property lending department of the Company. Included in compensation and employee benefits are expenses related to the Employees Stock Ownership Plan ("ESOP"). Companies that established an ESOP after 1992 are required to account for the expense of the ESOP at the fair value of the related shares released. Due to the overall increase during the past few fiscal years in the fair value of the Company stock held by the ESOP, ESOP expense has shown a corresponding increase. The expense related to the ESOP was $1.0 million, $1.1 million, and $715,000 for the fiscal years ended June 30, 1999, 1998, and 1997, respectively. The increase in consulting fees in fiscal 1999 as compared to 1998 is primarily a result of the cost of preparing for the Year 2000 computer issue.

  Other expense decreased $2.8 million, or 15.02%, from $18.5 million in fiscal 1997 to $15.7 million in fiscal 1998. The decrease was primarily due to the $3.1 million one-time special SAIF assessment paid by the Association during fiscal 1997 partially offset by an increase in the ESOP expense in 1998 as compared to 1997. FDIC insurance decreased $338,000 in fiscal 1998 compared to the previous year due to the reduction in the annual amount that the Association must pay for deposit insurance that went into effect January 1997. Advertising expense increased in fiscal 1998 compared to fiscal 1997 primarily due to a marketing program initiated in November 1997 intended to attract checking accounts.

  The following is a summary of other general and administrative expenses for the fiscal years ended:

                                                                 June 30,
                                                           --------------------
                                                            1999   1998   1997
                                                           ------ ------ ------
                                                              (In thousands)
   Professional fees...................................... $  246    260 $  236
   Bank service charges...................................    305    234    270
   Miscellaneous loan expenses............................    316    486    368
   Other..................................................  1,397  1,159  1,152
                                                           ------ ------ ------
                                                           $2,264 $2,139 $2,026
                                                           ====== ====== ======

  Income Taxes. Income taxes increased by $2.2 million from $5.3 million in fiscal 1998 to $7.5 million in fiscal 1999. Income taxes increased by $3.1 million from $2.2 million in fiscal 1997 to $5.3 million in fiscal 1998. The effective tax rate was 43.89%, 44.49% and 43.86% for the years ended June 30, 1999, 1998 and 1997, respectively. The decrease in the effective tax rate for 1999 as compared to 1998 is primarily a result of ESOP expense as a percentage of net earnings before income taxes being lower in the current year due to the increase in net earnings before income taxes. The increase in the effective tax rate in 1998 as compared to 1997 is primarily a result of the increase in the fair value of the Company's stock held by the ESOP. This resulted in the aforementioned increase in ESOP expense for financial statement purposes relative to the income tax deduction which is required to be taken at the cost basis of the shares released.

  Extraordinary Item and Cumulative Effect of Change in Accounting
Principle. During the fiscal year ended June 30, 1999, the Company prepaid approximately $8.0 million of its higher cost borrowings and replaced the funds with less expensive borrowings and retail deposits. In association with the debt prepayment, the Company paid a prepayment fee of $61,000, after tax. The prepayment fee is disclosed as an extraordinary item on the statement of earnings. The Company implemented SFAS No. 133 effective July 1, 1998. Upon implementation, approximately $78.0 million in MBS were reclassified from held to maturity to available for sale. The Company has accounted for the gains or losses on the sale of any such reclassified MBS sold within 90 days of the reclassification date as the cumulative effect of a change in accounting principle. Any gains or losses recorded on such reclassified securities sold 90 days or more after the reclassification date have been recorded as gain or losses on sale of securities available for sale. In the first quarter of 1999, the Company sold $29.6 million of these reclassified MBS for a gain after tax of $162,000.

Year 2000

  Many existing computer programs use only two digits to identify a year in the date field with the assumption that the first two digits are always 19. Systems that calculate, compare or sort using the incorrect date may cause erroneous results, ranging from system malfunctions to incorrect or incomplete processing. If not remedied, potential risks include business disruption or temporary shutdown and financial loss. Pursuant to its information technology strategy, the Company principally utilizes third-party computer service providers and third-party software for its information technology needs. As a result, the Year 2000 compliance of the Company's information technology assets ("IT assets"), such as computer hardware, software and systems, is primarily dependent upon the Year 2000 compliance efforts and results of its third-party vendors. The Year 2000 compliance of the Company's non-IT assets, which include automated teller machines ("ATMs"), copiers, fax machines, coin/currency counters, elevators, microfilmers, heating and air-conditioning systems and emergency communications radios, is also primarily dependent upon the Year 2000 compliance efforts and results of third parties.

 State of Readiness

  In April 1997, the Company developed a plan to address Year 2000 issues and appointed a Year 2000 Committee comprised of representatives from all divisions of the Company. The Year 2000 Committee developed a comprehensive initiative to make its IT assets and non-IT assets Year 2000 ready. A Year 2000 compliance review and test of the computer hardware and software used by the Company was conducted in the Spring of 1998. As a result, the Company determined to replace approximately one-third of its existing personal computers and monitors and to purchase network and application software upgrades and related licensing rights. All personal computers, monitors and software upgrades deemed necessary as a result of this assessment have been installed.

  The Company's non-IT assets have also been assessed for Year 2000 compliance. Manufacturers, installers, and/or servicers of each have been contacted for certification of Year 2000 readiness. Of the Company's non-IT assets, only ATM hardware was determined to be in need of replacement. Installation of new ATM hardware at all branches is complete.

  The Year 2000 Committee's initiative to make the Company's IT assets and non-IT assets Year 2000 ready is comprised of the following phases:

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

    4. Validation--Testing of IT assets and non-IT assets as well as testing of third-party vendors and service providers for Year 2000 issues. The testing of IT assets and non-IT assets is substantially complete. The testing of third-party vendors and service providers was substantially completed by June 30, 1999. Testing of all mission-critical systems was also completed by June 30, 1999.

    5. Implementation--This phase began with the replacement of ATM hardware, and continued with the installation and/or upgrade of both IT and non-IT assets as identified in the prior phases. Consistent with OTS guidelines, the Company's deadline of mid-1999 for completion of this phase has been met. As the Company progresses through the remaining months of 1999, the Company will continue close oversight of vendors and service providers, and will take any remedial action deemed necessary to maintain its Year 2000 ready status.

 Costs to Address the Year 2000 Issue

  The total cost of carrying out the Company's plan to address the Year 2000 issue is currently estimated to be approximately $1.5 million, including estimates of personnel costs, and is comprised primarily of costs for equipment and software that will be acquired and depreciated over its useful life in accordance with Company policy. The estimate of approximately $1.5 million in total Year 2000 related costs does not include any estimate for costs associated with the implementation of any aspect of the Company's Year 2000 Contingency Plan, which Plan is discussed below. The costs associated with implementing the Year 2000 Contingency Plan are not known. Any personnel and consulting costs incurred in connection with the Year 2000 compliance efforts have been and will continue to be expensed as incurred. The currently contemplated Year 2000 compliance costs are expected to be funded primarily through operating cash flow and are not expected to have a material adverse effect on the Company's business, financial condition or results of operations. As of June 30, 1999 the costs incurred related to Year 2000 are approximately $1.2 million.

 Risks Presented by the Year 2000 Issue

  Because the Company is substantially dependent upon the proper functioning of its computer systems and the computer systems and services of third parties, a failure of those computer systems and services to be Year 2000 compliant could have a material adverse effect on the Company's business, financial condition or results of operations. The Company relies heavily on third-party vendors and service providers for its information technology needs. The Company's primary third-party computer service provider is a computer service bureau that provides data processing for virtually all of the Company's savings and checking accounts, real estate lending and real estate loan servicing, general ledger, fixed assets and accounts payable. This third-party's data processing services are mission-critical services for the Company and a failure of this provider's services to be Year 2000 compliant could cause substantial disruption of the Company's business and could have a material adverse financial impact on the Company. Comprehensive testing of this third-party data processing service bureau took place on September 28 through October 9, 1998. There were no material Year 2000 related problems detected as a result of the testing.

  If this third-party service provider or other third-party providers with which the Company has material relationships are not Year 2000 ready, the following problems could result: (i) in the case of vendors, important services upon which the Company depends, such as telecommunications and electrical power, could be interrupted, (ii) in the case of third-party service providers, the Company could receive inaccurate or outdated information, which could impair the Company's ability to perform critical data functions, such as the processing of deposit accounts, loan servicing and internal accounting, and (iii) in the case of governmental agencies, such as the FHLB, and correspondent banks, such agencies and financial institutions could fail to provide funds to the Company, which could materially impair the Company's liquidity and affect the Company's ability to fund loans and deposit withdrawals. In addition, whether or not the Company is Year 2000 ready, the Company may experience an outflow of deposits if customers are concerned about the integrity of financial institutions' records regarding customers' accounts.

 Contingency Plans

  Where it has been possible to do so, the Company has completed Year 2000 readiness testing with third-party vendors and service providers. Where this was not possible, the Company has relied upon either proxy testing or certifications of Year 2000 compliance from vendors and service providers. The Company's extensive correspondence with and tracking of vendor progress has resulted in documentation attesting to the Year 2000 readiness of most of its vendors and service providers. Where the Company has been unable to secure such documentation, alternate vendors and service providers have been selected.

  The Company has developed a Year 2000 Contingency Plan, consisting of a pre-event mitigating plan, designed to avoid possible Year 2000 related problems, and a post-event contingency plan, which includes business resumption procedures to follow in case of Year 2000 related failures. The most critical areas included in the Year 2000 Contingency Plan are cash supply, liquidity needs, and security. The Year 2000 Contingency Plan has been tested and reviewed, and a plan for its implementation is currently in place. While the Company's Year 2000 Contingency Plan addresses temporary Year 2000 related failures, there can be no assurance that any such failures would be only temporary or, even if such failures are temporary, that the Year 2000 Contingency Plan will perform as anticipated and adequately address any such failures.

  There can be no assurance that the Company's Year 2000 initiative will effectively address the Year 2000 issue, that the Company's estimates of the timing and costs of completing the initiative will ultimately be accurate or that the impact of any failure of the Company or its third-party vendors and service providers to be Year 2000 compliant, or the cost of implementing any aspect of the Year 2000 Contingency Plans, will not have a material adverse effect on the Company's business, financial condition or results of operations.

Financial Condition

  The Company's consolidated assets totaled $1.0 billion at June 30, 1999, compared to $887.5 million at June 30, 1998. Stockholders' equity totaled $81.3 million at June 30, 1999 compared to $77.3 million June 30, 1998. The increase in assets is primarily attributable to the implementation of the Company's growth strategies and was primarily funded by retail deposit growth and FHLB advances.

  Loans and MBS (including assets held or available for sale) increased to $938.1 million at June 30, 1999, from $814.4 million at June 30, 1998. Loans originated and purchased for investment were $276.4 million for the year ended June 30, 1999, compared to $143.4 million for the same period the previous year. MBS purchased for investment increased to $70.6 million at June 30, 1999, from $63.5 million for the same period the previous year.

  At June 30, 1999, the Company's multifamily loan portfolio totaled $391.6 million, or 45.93% of total loans, an increase of 12.76% as compared to $347.3 million at June 30, 1998, and its commercial loan portfolio totaled $140.4 million, or 16.48% of total loans, an increase of 80.49% as compared to $77.8 million at June 30, 1998. Of the Company's $1.1 million of charge-offs in fiscal 1999, $945,000 or 83.93% were for multifamily loans and none were for commercial real estate loans. The Company's commercial loan portfolio increased significantly during the past fiscal year, increasing by approximately 80.49%. Both because the size of the commercial real estate loan portfolio has increased significantly and most of the loans comprising the portfolio are unseasoned, having been originated within the last two fiscal years, the Company's past loss experience with respect to its commercial loan portfolio may not be representative of the risk of loss in such portfolio in the future. See "Business--Allowances for Loan and Real Estate Losses." Multifamily and commercial real estate loans are generally considered to involve a higher degree of credit risk and to be more vulnerable to deteriorating economic conditions than one-to-four family residential mortgage loans. These loans typically involve higher loan principal amounts and the repayment of such loans generally depend on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. Even though the Southern California real estate market showed continued improvement in fiscal 1999, recessionary economic conditions of the type that have prevailed in recent years in the Company's lending market area tend to result in higher vacancy and reduced rental rates and net operating incomes from multifamily and commercial real estate properties. See "Business--Lending Activities--Multifamily Lending" and "--Commercial Real Estate Lending."

  Loan sales increased to $64.0 million for the year ended June 30, 1999, compared to $34.3 million for the same period ended June 30, 1998. The increase in loan sales is primarily a result of an increase in funding of fixed-rate loans during a period of lower interest rates. These fixed rate loans were generally held for sale during this period. In addition there was an increase in sales of multi family and commercial real estate loans. Loans serviced for others increased to $284.2 million at June 30, 1999 from $276.4 million at June 30, 1998 primarily due to the increase in loan sales.

Capital Resources and Liquidity

 Regulatory Capital Requirements

  FIRREA and implementing OTS capital regulations require the Association to maintain certain minimum tangible, core and risk-based regulatory capital levels. Effective April 1, 1999, the minimum core capital requirement was increased from 3% to 4% for all but the highest rated savings associations. See "Business--Regulation and Supervision--Regulatory Capital Requirements."

  The following table summarizes the regulatory capital requirements for the Association at June 30, 1999. As indicated in the table, the Association's capital levels exceed all three of the currently applicable minimum capital requirements.

                                                   June 30, 1999
                                      -----------------------------------------
                                        Tangible                   Risk-Based
                                        Capital     Core Capital     Capital
                                      ------------  ------------  -------------
                                      Amount   %    Amount   %    Amount    %
                                      ------- ----  ------- ----  ------- -----
                                              (Dollars in thousands)
   Regulatory capital................ $75,297 7.48% $75,297 7.48% $83,516 12.26%
   Required minimum..................  15,100 1.50   40,267 4.00   54,508  8.00
                                      ------- ----  ------- ----  ------- -----
   Excess capital.................... $60,197 5.98% $35,030 3.48% $29,008  4.26%
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

  An institution is treated as "well capitalized" if its core capital ratio to adjusted total assets is at least 5%, its ratio of core capital to risk-weighted assets is at least 6% and its total capital to risk-weighted assets ratio is at least 10%. The following table summarizes the capital ratios of the "well capitalized" category and the Association's regulatory capital at June 30, 1999 as compared to such ratios. As indicated in the table, the Association's capital levels exceeded the three minimum capital ratios of the "well capitalized" category.

                                                 June 30, 1999
                                   --------------------------------------------
                                                                  Total Capital
                                   Core Capital   Core Capital      to Risk-
                                   to Adjusted      to Risk-        Weighted
                                   Total Assets  Weighted Assets     Assets
                                   ------------  ---------------  -------------
                                   Amount   %     Amount    %     Amount    %
                                   ------- ----  ---------------  ------- -----
                                             (Dollars in thousands)
   Regulatory capital............. $75,297 7.48% $ 75,297  11.05% $83,516 12.26%
   Well capitalized requirement...  50,333 5.00    60,399   6.00   68,135 10.00
                                   ------- ----  -------- ------  ------- -----
   Excess capital................. $24,964 2.48% $ 14,898   5.05% $15,381  2.26%
                                   ======= ====  ======== ======  ======= =====

  During the fourth quarter of fiscal 1999, the Company announced that its Board of Directors had authorized the repurchase in the open market of approximately 5% of the Company's outstanding common stock or 275,000 shares. At June 30, 1999 a total of 57,000 shares had been repurchased at prices ranging from $16.125 to $16.375 per share. Including the 57,000 shares under the current repurchase plan the Company has repurchased 416,500 shares during the current fiscal year.

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

  The Association's primary sources of funds in fiscal 1999 were deposits, FHLB advances, principal and interest payments on loans and proceeds from the sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions, and competition. The Association also has other potential sources of liquidity, such as securities sold under agreements to repurchase and liquidating existing short-term assets.

  The Association has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Association's average liquidity ratios were 4.49%, 4.12%, and 5.37%, at June 30, 1999, 1998, and 1997, respectively. Management currently attempts to maintain a liquidity ratio as close to the minimum as possible. Liquidity levels reflect management's strategy to invest excess liquidity in higher yielding interest-earning assets such as loans or MBS.

  The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows used by investing activities and financing activities. Cash flows from operating activities consisted primarily of cash flows from the sale of loans held for sale which totaled $64.0 million, $34.3 million, and $33.9 million for fiscal 1999, 1998, and 1997, respectively. The Company originated loans for sale of $73.7 million, $41.3 million, and $31.6 million during fiscal years 1999, 1998, and 1997, respectively. Net cash used by investing activities consisted primarily of loan originations, loan purchases and investment purchases, offset by principal collections on loans and proceeds from principal reductions on MBS and maturities of other investment securities. Loans originated and purchased for investment were $276.4 million, $143.4 million, and $95.9 million for fiscal 1999, 1998, and 1997, respectively. Proceeds from principal repayments on loans were $145.6 million, $91.8 million and $54.5 million for fiscal years ended 1999, 1998, and 1997. Proceeds from maturities and principal payments of investment securities were $9.1 million, $31.6 million, and $8.8 million for fiscal years ended 1999, 1998, and 1997, respectively. Net cash used by financing activities consisting primarily of net activity in deposit accounts and proceeds from funding and repayments of FHLB advances. The net change in deposits was an increase of $96.9 million for fiscal 1999, an increase of $27.7 million for fiscal 1998, and an increase of $40.7 million for fiscal 1997. The net proceeds from FHLB advances were $18.7 million, $58.3 million, and $22.4 million for fiscal 1999, 1998, and 1997, respectively.

  Due to the Company's growth strategies in fiscal 1999, 1998, and 1997, the Company's use of FHLB advances increased. At June 30, 1999, the Company had $234.7 million (25.18% of total liabilities) in advances outstanding from the FHLB compared to $216.0 million (26.66% of total liabilities) at June 30, 1998. The maximum amount of advances that the Company had outstanding at any month-end was $234.7 million. Management anticipates increased borrowing from the FHLB again in fiscal 2000. See "Business--Sources and Funds--Borrowings."

  The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1999, cash and short-term investments totaled $33.1 million, a decrease of 16.20% from $39.5 million at June 30, 1998.

  At June 30, 1999, the Company had outstanding commitments to originate loans of $14.0 million and commitments to purchase loans of $3.7 million. At June 30, 1999, the Company had $21.1 million of approved undisbursed lines of credit. The Company anticipates that it will have sufficient funds available to meet its current loan origination and purchase commitments. Certificates of deposits which have contractual maturities in one year or less from June 30, 1999, totaled $385.2 million. If a significant portion of the maturing certificates are not renewed at maturity, the Company's other sources of liquidity include FHLB advances, principal and interest payments on loans, proceeds from loan sales and other borrowings, such as repurchase transactions. The Company could also choose to pay higher rates to maintain maturing deposits, which could result in increased cost of funds. Historically, the Company has maintained a significant portion of maturing deposits. While management anticipates that there may be some outflow of these deposits upon maturity due to the current competitive rate environment, these are not expected to have a material impact on the long-term liquidity position of the Company.

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

  At June 30, 1999, the Company's total interest-earning assets maturing or repricing within one year exceeded its total interest-bearing liabilities maturing or repricing in the same time by $4.3 million, representing a one year cumulative positive gap ratio of 0.42%. This compares to $119.7 million at June 30, 1998, which represented a positive GAP ratio of 13.48%.

This decrease in the one year cumulative GAP ratio is primarily a result of the following:

   . a significant amount of refinancing activity during the fiscal year from adjustable rate loans to fixed rate loans in the lower rate environment experienced during this period

   . the origination of income property loans that adjust every five years instead of adjusting the rate in one year or less

   . The Company also purchased approximately $40 million of 30-year, fixed-rate, one-to-four family mortgage loans during the year with an approximate remaining term of 20 years.

The Company manages the resulting interest rate risk by extending the maturities of various liabilities such as FHLB advances and retail certificates of deposit.

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

  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1999, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. Additionally, the Company utilized deposit decay rate assumptions of 12.5% for passbook accounts, 8.8% for checking accounts and 8% to 100% for money market deposit accounts in the one year or less category. The range of decay rates for money market deposit accounts is due to the market rate sensitivity of various money market checking accounts. These decay rates are based upon the Company's historical experience, but there is no assurance that the assumed rates will correspond to future rates. For information regarding the contractual maturities of the Company's loans, investments and deposits, see "Business-- Lending Activities," "--Investment Activities" and "--Sources of Funds."

                                                               At June 30, 1999
                        ---------------------------------------------------------------------------------------------------
                                   More than   More than  More than  More than   More than               Non-
                        3 Months  3 Months to 6 Months to 1 Year to  3 Years to  5 Years to More than  interest
                        or Less    6 Months     1 Year     3 Years    5 Years     10 Years  10 Years   Bearing     Total
                        --------  ----------- ----------- ---------  ----------  ---------- ---------  --------  ----------
                                                            (Dollars in thousands)
Interest-earning
assets:
 Interest-earning
 deposits.............  $    224   $     99    $     --   $     --   $     --     $    --   $    --    $    --   $      323
 Federal funds sold
 and other short-term
 investments..........    25,120        --           --         --         --          --        --         --       25,120
 Investment
 securities, net(3)...       --         --           --         --       2,000       1,996     7,990        --       11,986
 Loans
 receivable(1)(3).....   480,624     56,329        7,609     17,216    103,140      79,374   103,022        --      847,314
 Mortgage-backed
 securities(3)........    10,130      7,136          486        --         --          --     82,109        --       99,861
 FHLB stock...........    12,221        --           --         --         --          --        --         --       12,221
                        --------   --------    ---------  ---------  ---------    --------  --------   --------  ----------
   Total interest-
   earning assets.....   528,319     63,564        8,095     17,216    105,140      81,370   193,121        --      996,825
                        --------   --------    ---------  ---------  ---------    --------  --------   --------  ----------
Less:
 Unearned discount
 and deferred
 fees(2)..............     3,184        373           50        114        683         526       684        --        5,614
 Allowance for loan
 losses...............       --         --           --         --         --          --        --       8,684       8,684
                        --------   --------    ---------  ---------  ---------    --------  --------   --------  ----------
  Net interest-
  earning assets......   525,135     63,191        8,045     17,102    104,457      80,844   192,437     (8,684)    982,527
 Non-interest-earning
 assets...............       --         --           --         --         --          --        --      30,910      30,910
                        --------   --------    ---------  ---------  ---------    --------  --------   --------  ----------
   Total assets.......  $525,135   $ 63,191    $   8,045  $  17,102  $ 104,457    $ 80,844  $192,437   $ 22,226  $1,013,437
                        ========   ========    =========  =========  =========    ========  ========   ========  ==========
Interest-bearing
liabilities:
 Money market
 deposits.............  $102,532   $  2,265    $   4,529  $  15,166  $  10,146    $ 16,971  $  3,388   $    --   $  154,997
 Passbook deposits....       603        603        1,203      4,213      3,155       5,908     3,509        --       19,194
 NOW and other demand
 deposits.............       857        857        1,713      6,256      5,150      10,612    13,485        --       38,930
 Certificate
 accounts(4)..........   134,806     66,606      183,836     61,863      5,070         --        --         --      452,181
 FHLB advances(5).....    56,600     10,100       25,000    113,400     29,600         --        --         --      234,700
                        --------   --------    ---------  ---------  ---------    --------  --------   --------  ----------
   Total interest-
   bearing
   liabilities........   295,398     80,431      216,281    200,898     53,121      33,491    20,382        --      900,002
 Non-interest bearing
 liabilities..........       --         --           --         --         --          --        --      32,131      32,131
 Stockholders'
 equity...............       --         --           --         --         --          --        --      81,304      81,304
                        --------   --------    ---------  ---------  ---------    --------  --------   --------  ----------
   Total liabilities
   and stockholders'
   equity.............  $295,398    $80,431    $ 216,281  $ 200,898  $  53,121    $ 33,491  $ 20,382   $113,435  $1,013,437
                        ========   ========    =========  =========  =========    ========  ========   ========  ==========
Interest sensitivity
gap(6)................  $229,737   $(17,240)   $(208,236) $(183,796) $  51,336    $ 47,353  $172,055   $(91,209) $      --
                        ========   ========    =========  =========  =========    ========  ========   ========  ==========
Cumulative interest
sensitivity gap.......  $229,737   $212,497    $   4,261  $(179,535) $(128,199)   $(80,846) $ 91,209   $    --   $      --
                        ========   ========    =========  =========  =========    ========  ========   ========  ==========
Cumulative interest
sensitivity gap as a
percentage of total
assets................     22.67%     20.97%        0.42%   (17.72%)   (12.65%)     (7.98%)     9.00%
Cumulative net
interest-earning
assets as a percentage
of cumulative
interest-bearing
liabilities...........    177.77%    156.54%      100.72%     77.36%     84.85%      90.81%   110.13%

----
(1) For purposes of the gap analysis, mortgage and other loans are reduced for nonperforming loans but are not reduced for the allowance for loan losses.
(2) For purposes of the gap analysis, unearned discount and deferred fees are pro rated for loans receivable.
(3) Includes assets held or available for sale.
(4) Certain certificate accounts have potential repricing dates which are prior to the contractual maturity dates. The repricing dates were used for purposes of the gap analysis.
(5) Certain FHLB Advances have call features which are prior to the contractual maturity dates. The call dates were used for purposes of the gap analysis.
(6) Interest sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

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

Average Balance Sheet

  The following table sets forth certain information relating to the Company for the years ended June 30, 1999, 1998, and 1997. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields.

                                                                   Year Ended June 30,
                                      -------------------------------------------------------------------------------
                          At June 30,
                             1999               1999                       1998                       1997
                          ----------- -------------------------  -------------------------  -------------------------
                                                        Yield/                     Yield/                     Yield/
                          Rate End of Average           Average  Average           Average  Average           Average
                            Period    Balance  Interest  Cost    Balance  Interest  Cost    Balance  Interest  Cost
                          ----------- -------- -------- -------  -------- -------- -------  -------- -------- -------
                                                           (Dollars in thousands)
Assets:
 Interest-earning
 assets:
 Interest-earning
 deposits...............     4.02%    $    363 $    24    6.61%  $    239 $     9    3.77%  $    611 $    20    3.27%
 Federal funds sold and
 other short-term
 investments............     4.94       22,949   1,006    4.38     17,691     802    4.53      8,583     505    5.88
 Investment securities,
 net(1).................     6.40       12,399     858    6.92     24,186   1,608    6.65     37,819   2,503    6.62
 Loans receivable(2)....     7.86      764,401  63,207    8.27    665,328  54,793    8.24    631,157  51,411    8.15
 Mortgage-backed
 securities, net(1).....     6.70       92,162   6,149    6.67    102,749   6,995    6.81     51,852   3,661    7.06
 FHLB stock.............     5.29       11,978     675    5.64     11,001     663    6.03      9,038     568    6.28
                                      -------- -------           -------- -------           -------- -------
  Total interest-earning
  assets................     7.54      904,252  71,919    7.95    821,194  64,870    7.90    739,060  58,668    7.94
 Non-interest-earning
 assets.................                24,961                     29,584                     21,013
                                      --------                   --------                   --------
  Total assets..........              $929,213                   $850,778                   $760,073
                                      ========                   ========                   ========
Liabilities and
Stockholders' equity:
 Interest-bearing
 liabilities:
 Money market deposits..     4.61     $137,473   6,008    4.37   $110,990   5,022    4.52   $ 83,372   3,498    4.20
 Passbook deposits......     1.99       18,298     363    1.98     17,425     351    2.01     17,899     355    1.98
 NOW and other demand
 deposits...............     1.41       35,219     476    1.35     26,363     336    1.27     24,011     278    1.16
 Certificate accounts...     5.16      429,798  22,685    5.28    400,204  22,429    5.60    397,191  22,201    5.59
                                      -------- -------           -------- -------           -------- -------
 Total savings accounts.     4.58      620,788  29,532            554,982  28,138            522,473  26,332
 FHLB advances..........     5.59      189,456  10,784    5.69    185,032  10,972    5.93    148,312   8,565    5.77
 Securities sold under
 agreements
 to repurchase..........      --           --      --      --         --      --      --          72       4    5.56
                                      -------- -------           -------- -------           -------- -------
  Total interest-bearing
  liabilities...........     4.84      810,244  40,316    4.97    740,014  39,110    5.29    670,857  34,901    5.20
 Non-interest-bearing
 liabilities............                39,283                     36,984                     20,667
 Stockholders' equity...                79,686                     73,780                     68,549
                                      --------                   --------                   --------
 Total liabilities and
 stockholders' equity...              $929,213                   $850,778                   $760,073
                                      ======== -------           ======== -------           ======== -------
 Net interest rate
 spread(3)..............                       $31,603    2.98%           $25,760    2.61%           $23,767    2.74%
                                               =======  ======            =======  ======            =======  ======
 Net interest margin(4).                                  3.50%                      3.14%                      3.22%
                                                        ======                     ======                     ======
 Ratio of interest-
 earning assets to
 interest-bearing
 liabilities............                                111.60%                    110.97%                    110.17%
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

                          Year Ended June 30, 1999    Year Ended June 30, 1998
                                Compared to                  Compared to
                          Year Ended June 30, 1998    Year Ended June 30, 1997
                          --------------------------- ---------------------------
                           Increase (Decrease) In      Increase (Decrease) In
                                    Net                          Net
                              Interest Income              Interest Income
                          --------------------------- ---------------------------
                               Due to                      Due to
                          -----------------    Net    -----------------    Net
                          Volume     Rate    Change    Volume    Rate     Change
                          -------- --------  -------- --------  -------  --------
                                            (In thousands)
Interest-earning assets:
 Interest-earning
  deposits..............  $     6  $      9  $    15  $    (15) $     4  $    (11)
 Federal funds sold and
  other short-term
  investments...........      230       (26)     204       379      (82)      297
 Investment securities,
  net(2)................     (819)       69     (750)     (906)      11      (895)
 Loans receivable,
  net(1), (2)...........    8,191       223    8,414     2,809      573     3,382
 Mortgage-backed
  securities, net(2)....     (709)     (137)    (846)    3,460     (126)    3,334
 FHLB stock.............       45       (33)      12       117      (22)       95
                          -------  --------  -------  --------  -------  --------
   Total interest-
    earning assets......    6,944       105    7,049     5,844      358     6,202
                          -------  --------  -------  --------  -------  --------
Interest-bearing
 liabilities:
 Money market deposits..    1,151      (165)     986     1,232      292     1,524
 Passbook deposits......       17        (5)      12       (10)       6        (4)
 NOW and other demand
  deposits..............      119        21      140        29       29        58
 Certificate accounts...    1,204      (948)     256       169       59       228
 FHLB advances..........      278      (466)    (188)    2,171      236     2,407
 Other borrowings.......      --        --       --         (4)     --         (4)
                          -------  --------  -------  --------  -------  --------
   Total interest-
    bearing liabilities.    2,769    (1,563)   1,206     3,587      622     4,209
                          -------  --------  -------  --------  -------  --------
Change in net interest
 income.................  $ 4,175  $  1,668  $ 5,843  $  2,257  $  (264) $  1,993
                          =======  ========  =======  ========  =======  ========

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

Impact of New Accounting Standards

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It specifies necessary conditions to be met to designate a derivative as a hedge. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Early implementation is permitted under this statement and the Company implemented SFAS No. 133 effective July 1, 1998. Upon implementation, approximately $78.0 million in MBS held to maturity were transferred to available for sale. The Company has accounted for the gains or losses on the sale of any such reclassified MBS sold within 90 days of the reclassification date as the cumulative effect of a change in accounting principle. Any gains or losses recorded on such reclassified securities sold 90 days or more after the reclassification date have been recorded as gain or losses on sale of securities available for sale. In the first quarter of 1999, the Company sold $29.6 million of these reclassified MBS for a gain after tax of $162,000, which is accounted for as a cumulative effect of a change in accounting principle in the accompanying consolidated statements of earnings. In the second quarter of fiscal 1999, the Company sold an additional $32.3 million of MBS for a pretax gain of $245,000 and an after tax gain of $142,000. The pretax gain of $245,000 is included as a gain on sale of securities available for sale in the accompanying consolidated statements of earnings.

  In August 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin (SAB) No. 99 "Materiality." This bulletin expresses the views of the SEC that exclusive reliance on certain quantitative benchmarks to assess materiality in preparing financial statements and performing audits of those financial statements is inappropriate. Misstatements are not to be considered immaterial simply because they fall beneath a numerical threshold. SAB 99 became effective upon issuance and management does not believe that the implementation of SAB 99 will have a material effect on the Company's financial condition or results of operations.

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

  The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Company's exposure to differential changes in interest rates between assets and liabilities is shown in the Company's Maturity and Rate Sensitivity Analysis under the caption "MD&A--Asset/Liability Management." Another measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13a, "Interest Rate Risk Management." This test measures the impact on net interest income and on net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts. Following are the estimated impacts of immediate changes in interest rates at the specified levels at June 30, 1999, calculated in compliance with Thrift Bulletin No. 13a:

                                               Percentage Change In:
                                   ---------------------------------------------
     Change in Interest Rates
       (In Basis Points)           Net Interest Income(1) Net Portfolio Value(2)
     ------------------------      ---------------------- ----------------------
        +300......................           -5%                   -33%
        +200......................           -3                    -18
        +100......................           -1                     -8
        -100......................            2                     14
        -200......................            3                     19
        -300......................           -2                     15

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

  The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the total balance of expected maturities and principal repayments and the instruments' fair values at June 30, 1999. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

                                                                June 30, 1999
                                   ------------------------------------------------------------------------
                          Weighted
                          Average                   Expected Maturity/Principal Repayment
                          Rate End ------------------------------------------------------------------------
                             of                                                           Total      Fair
                           Period    2000    2001    2002    2003     2004   Thereafter Balance(1) Value(1)
                          -------- -------- ------- ------- ------- -------- ---------- ---------- --------
                                                            (dollars in thousands)
Interest-Sensitive
 Assets:
 Interest-earning
  deposits..............    4.02%  $    323 $   --  $   --  $   --  $    --   $    --    $    323  $    323
 Fed funds sold and
  other short-term
  investments...........    4.94     25,120     --      --      --       --        --      25,120    25,120
 Loans Receivable:
   One-to-four family...    7.60     63,287  55,119  48,583  43,490   39,451    59,415    309,345   313,651
   Multifamily and Non-
    Residential.........    7.99     54,678  60,778  66,386  71,545  137,148   139,874    530,409   530,239
   Other................    9.56      1,105     920     724     550      404     3,857      7,560     7,458
 Mortgage-Backed
  Securities............    6.70     19,163  14,627  11,192  10,908    8,281    35,757     99,928    97,268
 Investment Securities..    6.40        220     226     235     247    2,256     8,802     11,986    11,320
 FHLB stock.............    5.29     12,221     --      --      --       --        --      12,221    12,221
Interest-Sensitive
 Liabilities:
 Deposits
   Money Market
    Deposits............    4.61    109,326   7,583   7,583   5,073    5,073    20,359    154,997   154,997
   Passbook Deposits....    1.99      2,409   2,106   2,107   1,577    1,578     9,417     19,194    19,194
   NOW and other demand
    deposits............    1.41      3,427   3,128   3,128   2,575    2,575    24,097     38,930    38,930
   Certificate Accounts.    5.16    385,248  51,748  10,115   1,968    3,089        13    452,181   450,794
 FHLB Advances..........    5.59     91,700  65,600  47,800  20,600    9,000       --     234,700   234,467
Interest-Sensitive Off-
 balance sheet items:(2)
 Commitments to extend
  credit................    8.02                                                           14,049        61
 Loans sold with
  recourse (including
  bond loans)...........    6.50                                                           10,692      (314)
 Unused lines of
  credit................    9.25                                                           21,109       135

--------
(1) Loans are reduced for nonperforming loans but are not reduced for the allowance for loan losses.

(2) Total balance equals the notional amount of off-balance sheet items and interest rates are the weighted average interest rates of the underlying loans.

  Expected maturities are contractual maturities adjusted for prepayments of principal. The Company uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on the Company's historical experience. The Company's average Constant Prepayment Rate ("CPR") on its total fixed-rate portfolio ranges from 10% to 30% and on its adjustable rate portfolio from 8% to 18% for interest-earning assets (excluding investment securities, which do not have prepayment features). For deposit liabilities, in accordance with standard industry practice and the Company's own historical experience, "decay factors," were used to estimate deposit runoff of 12.5%, 8.8%, and between 8% and 100% for passbook, checking and money market deposit accounts, respectively. The actual maturities of these instruments could vary substantially if future prepayments differ from the Company's historical experience.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report...............................................  F-2
Consolidated Statements of Financial Condition as of June 30, 1999 and
 1998......................................................................  F-3
Consolidated Statements of Earnings for Each of the Years in the Three-Year
 Period Ended June 30, 1999................................................  F-4
Consolidated Statements of Comprehensive Income for Each of the Years in
 the Three-Year Period Ended June 30, 1999.................................  F-5
Consolidated Statements of Stockholders' Equity for Each of the Years in
 the Three-Year Period Ended June 30, 1999.................................  F-6
Consolidated Statements of Cash Flows for Each of the Years in the Three-
 Year Period Ended June 30, 1999...........................................  F-7
Notes to Consolidated Financial Statements.................................  F-8

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Quaker City Bancorp, Inc.:

  We have audited the accompanying consolidated statements of financial condition of Quaker City Bancorp, Inc. and subsidiaries (the Company) as of June 30, 1999 and 1998 and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quaker City Bancorp, Inc. and subsidiaries as of June 30, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999 in conformity with generally accepted accounting principles.


                                          KPMG LLP

July 21, 1999
Los Angeles, California

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                             June 30, 1999 and 1998

                       (In thousands, except share data)

                                                               1999      1998
                          ASSETS                            ----------  -------
Cash and due from banks...................................  $    7,705   12,687
Interest-bearing deposits.................................         323      345
Federal funds sold and other short-term investments.......      25,120   26,420
Investment securities held to maturity (fair value of
 $11,320 at June 30, 1999 and $5,070 at June 30, 1998)
 (note 2).................................................      11,986    5,058
Investment securities available for sale, at fair value
 (note 2).................................................         --     1,819
Loans receivable, net (notes 3 and 9).....................     821,190  691,026
Loans receivable held for sale (notes 3 and 15)...........      17,028    7,507
Mortgage-backed securities held to maturity (fair value of
 $81,485 at June 30, 1999 and $108,705 at June 30, 1998)
 (notes 4 and 9)..........................................      84,078  107,577
Mortgage-backed securities available for sale, at fair
 value (notes 4 and 9)....................................      15,783    8,274
Real estate held for sale (note 5)........................       3,138    3,334
Federal Home Loan Bank stock, at cost (notes 6 and 9).....      12,221   11,561
Office premises and equipment, net (note 7)...............       6,430    5,289
Accrued interest receivable and other assets (notes 2, 3,
 4 and 12)................................................       8,435    6,583
                                                            ----------  -------
                                                            $1,013,437  887,480
                                                            ==========  =======
           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits (note 8).......................................  $  677,839  580,910
  Federal Home Loan Bank advances (notes 3 and 9).........     234,700  216,000
  Deferred tax liability (note 10)........................       1,694    2,505
  Accounts payable and accrued expenses ..................       4,612    3,864
  Other liabilities (notes 8 and 10)......................      13,288    6,942
                                                            ----------  -------
    Total liabilities.....................................     932,133  810,221
                                                            ----------  -------
Stockholders' Equity (notes 11 and 13):
  Common stock, $.01 par value. Authorized 20,000,000
   shares; issued and outstanding 5,457,107 shares and
   5,826,888 shares at June 30, 1999 and 1998,
   respectively...........................................          55       58
  Additional paid-in capital..............................      72,681   73,720
  Accumulated other comprehensive income (notes 2 and 4)..          33      390
  Retained earnings, substantially restricted (note 10)...       9,855    4,779
  Deferred compensation (notes 12 and 13).................      (1,320)  (1,688)
                                                            ----------  -------
    Total stockholders' equity............................      81,304   77,259
Commitments and contingent liabilities (notes 3 and 14)
                                                            ---------- -------
                                                            $1,013,437 887,480
                                                            ========== =======

          See accompanying notes to consolidated financial statements.

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                    Years ended June 30, 1999, 1998 and 1997

                       (In thousands, except share data)

                                                  1999       1998      1997
                                                ---------  --------- ---------
Interest income:
  Loans receivable............................. $  63,207     54,793    51,411
  Mortgage-backed securities...................     6,149      6,995     3,661
  Investment securities........................       858      1,608     2,503
  Other........................................     1,705      1,474     1,093
                                                ---------  --------- ---------
    Total interest income......................    71,919     64,870    58,668
                                                ---------  --------- ---------
Interest expense:
  Deposits (note 8)............................    29,532     28,138    26,332
  Federal Home Loan Bank advances and other
   borrowings..................................    10,784     10,972     8,569
                                                ---------  --------- ---------
    Total interest expense.....................    40,316     39,110    34,901
                                                ---------  --------- ---------
    Net interest income before provision for
     loan losses...............................    31,603     25,760    23,767
Provision for loan losses (note 3).............     1,700      1,450     3,001
                                                ---------  --------- ---------
    Net interest income after provision for
     loan losses...............................    29,903     24,310    20,766
                                                ---------  --------- ---------
Other income:
  Loan servicing charges and deposit fees......     2,796      2,402     1,828
  Gain on sale of loans held for sale..........       332        175       356
  Commissions..................................       716        735       555
  Gain on sale of securities available for
   sale........................................       616        --        --
  Other........................................       169         16        30
                                                ---------  --------- ---------
                                                    4,629      3,328     2,769
                                                ---------  --------- ---------
Other expense:
  Compensation and employee benefits (notes 12
   and 13).....................................     9,459      8,375     7,829
  Occupancy, net...............................     2,308      1,945     1,946
  Federal deposit insurance premiums...........       527        517       855
  Data processing..............................       853        730       707
  Advertising and promotional..................     1,007        924       573
  Consulting fees..............................       787        471       437
  Other general and administrative expense.....     2,264      2,139     2,026
                                                ---------  --------- ---------
    Total general and administrative expense...    17,205     15,101    14,373
  Savings Association Insurance Fund special
   assessment..................................       --         --      3,100
  Real estate operations, net (note 5).........       320        595       775
  Amortization of core deposit intangible......       --          35       264
                                                ---------  --------- ---------
    Total other expense........................    17,525     15,731    18,512
                                                ---------  --------- ---------
    Earnings before income taxes, extraordinary
     items and cumulative effect of change in
     accounting principle......................    17,007     11,907     5,023
Income taxes (note 10).........................     7,464      5,297     2,203
                                                ---------  --------- ---------
Net earnings before extraordinary item and
 cumulative effect of change in accounting
 principle.....................................     9,543      6,610     2,820
Extraordinary item, net of taxes (note 9)......       (61)       --        --
Cumulative effect of change in accounting
 principle, net of taxes (note 1)..............       162        --        --
                                                ---------  --------- ---------
    Net earnings............................... $   9,644      6,610     2,820
                                                =========  ========= =========
Basic earnings per share (note 11)............. $    1.79       1.21      0.51
                                                =========  ========= =========
Diluted earnings per share (note 11)........... $    1.70       1.14      0.49
                                                =========  ========= =========
Weighted average basic shares outstanding...... 5,392,564  5,469,646 5,509,836
Weighted average diluted shares outstanding.... 5,660,351  5,795,480 5,792,344

          See accompanying notes to consolidated financial statements.

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                    Years ended June 30, 1999, 1998 and 1997
                                 (In thousands)

                                                             1999   1998  1997
                                                            ------  ----- -----
Net earnings............................................... $9,644  6,610 2,820
                                                            ------  ----- -----

Other comprehensive income:

  Unrealized holding gain (loss) on securities available
   for sale arising during the period, net of taxes of
   $(624), $178 and $96 for the years ended June 30, 1999,
   1998 and 1997, respectively.............................   (879)   254   136

  Less: realized gain included in net earnings and
   previously included in other comprehensive income, net
   of taxes of $(370) for the year ended June 30, 1999.....   (522)   --    --
                                                            ------  ----- -----
Increase (decrease) in accumulated other comprehensive
 income, net of tax........................................   (357)   254   136
                                                            ------  ----- -----

    Total comprehensive income............................. $9,287  6,864 2,956
                                                            ======  ===== =====

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    Years ended June 30, 1999, 1998 and 1997

                                 (In thousands)

                                                     Accumulated    Retained
                                         Additional     other       earnings,
                                  Common  paid-in   comprehensive substantially   Deferred
                          Shares  stock   capital      income      restricted   compensation Total
                          ------  ------ ---------- ------------- ------------- ------------ ------
Balance, June 30, 1996..  3,814    $38     27,017         --          43,515       (2,644)   67,926
Net earnings............     --     --         --         --           2,820           --     2,820
Shares issued in
 connection with stock
 dividend...............    946      9     17,012         --         (17,021)          --        --
Repurchase and
 retirement of stock....   (134)    (1)      (959)        --          (1,310)          --    (2,270)
Exercise of stock
 options................     77      1        576         --             118           --       695
Unrealized gain on
 securities available
 for sale, net of tax...     --     --         --        136              --           --       136
Deferred compensation
 amortized to expense...     --     --        405         --              --          531       936
                          -----    ---     ------       ----         -------       ------    ------
Balance, June 30, 1997..  4,703     47     44,051        136          28,122       (2,113)   70,243
Net earnings............     --     --         --         --           6,610           --     6,610
Shares issued in
 connection with stock
 dividend...............  1,165     12     29,120         --         (29,132)          --        --
Repurchase and
 retirement of stock....    (56)    (1)      (335)        --            (821)          --    (1,157)
Exercise of stock
 options................     15     --         87         --              --           --        87
Unrealized gain on
 securities available
 for sale, net of tax...     --     --         --        254              --           --       254
Deferred compensation
 amortized to expense...     --     --        797         --              --          425     1,222
                          -----    ---     ------       ----         -------       ------    ------
Balance, June 30, 1998 .  5,827     58     73,720        390           4,779       (1,688)   77,259
Net earnings............     --     --         --         --           9,644           --     9,644
Repurchase and
 retirement of stock....   (418)    (3)    (1,995)        --          (4,568)          --    (6,566)
Exercise of stock
 options................     48     --        231         --              --           --       231
Unrealized loss on
 securities available
 for sale, net of tax...     --     --         --       (357)             --           --      (357)
Deferred compensation
 amortized to expense...     --     --        725         --              --          368     1,093
                          -----    ---     ------       ----         -------       ------    ------
Balance, June 30, 1999..  5,457    $55     72,681         33           9,855       (1,320)   81,304
                          =====    ===     ======       ====         =======       ======    ======

          See accompanying notes to consolidated financial statements.

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Years ended June 30, 1999, 1998 and 1997

                                 (In thousands)

                                                   1999      1998      1997
                                                 --------  --------  ---------
Cash flows from operating activities:
 Net earnings................................... $  9,644     6,610      2,820
                                                 --------  --------  ---------
 Adjustments to reconcile net earnings to net
  cash provided (used) by operating activities:
   Cumulative effect of change in accounting
    principle, net of taxes.....................     (162)      --         --
   Depreciation and amortization................   (1,574)      293        (14)
   Provision for loan losses....................    1,700     1,450      3,001
   Write-downs on real estate held for sale.....      241       251        491
   Provision for deferred income taxes..........     (565)      913        143
   Gain on sale of real estate held for sale....     (394)     (176)      (385)
   Gain on sale of loans held for sale..........     (332)     (175)      (356)
   Gain on sale of securities available for
    sale........................................     (616)      --         --
   Loans originated for sale....................  (73,674)  (41,321)   (31,598)
   Sale of loans held for sale..................   63,996    34,324     33,870
   Federal Home Loan Bank (FHLB) stock dividend
    received....................................     (660)     (633)      (513)
   (Increase) decrease in accrued interest
    receivable and other assets.................   (1,852)      370       (223)
   Increase (decrease) in other liabilities.....    6,346    (8,375)    10,319
   Increase in accounts payable and accrued
    expenses....................................      748       321        673
   Other........................................    1,013     1,962        529
                                                 --------  --------  ---------
     Total adjustments..........................   (5,785)  (10,796)    15,937
                                                 --------  --------  ---------
     Net cash provided (used) by operating
      activities................................    3,859    (4,186)    18,757
                                                 --------  --------  ---------
Cash flows from investing activities:
 Loans originated for investment................ (198,296)  (95,253)   (83,408)
 Loans purchased for investment.................  (78,075)  (48,112)   (12,521)
 Principal repayments on loans..................  145,612    91,846     54,465
 Sale of investment securities available for
  sale..........................................    1,558       --         --
 Purchases of investment securities available
  for sale......................................       -        --      (1,199)
 Purchases of investment securities held to
  maturity......................................  (15,985)      --      (7,996)
 Maturities and principal repayments of
  investment securities held to maturity........    9,070    31,610      8,784
 Sale of MBS available for sale.................   61,989       --         --
 Purchases of MBS available for sale............      --     (8,237)       --
 Principal repayments of MBS available for
  sale..........................................    8,804       --         --
 Purchases of MBS held to maturity..............  (70,624)  (63,530)   (40,228)
 Principal repayments on MBS held to maturity ..   16,208    29,595      7,305
 Sale of real estate held for sale..............    2,429     3,545      3,653
 Purchase of FHLB stock.........................      --     (1,210)    (1,054)
 Investment in office premises and equipment....   (2,147)   (1,923)      (849)
                                                 --------  --------  ---------
     Net cash used by investing activities...... (119,457)  (61,669)   (73,048)
                                                 --------  --------  ---------
Cash flows from financing activities:
 Increase in deposits...........................   96,929    27,724     40,669
 Proceeds from funding of FHLB advances.........  325,700   382,700    370,000
 Repayments of FHLB advances.................... (307,000) (324,400)  (347,600)
 Repayments of securities sold under agreement
  to repurchase.................................      --        --        (300)
 Repurchase and retirement of stock.............   (6,566)   (1,157)    (2,270)
 Common stock options exercised.................      231        87        577
                                                 --------  --------  ---------
     Net cash provided by financing activities..  109,294    84,954     61,076
                                                 --------  --------  ---------
     Increase (decrease) in cash and cash
      equivalents...............................   (6,304)   19,099      6,785
Cash and cash equivalents at beginning of year..   39,452    20,353     13,568
                                                 --------  --------  ---------
Cash and cash equivalents at end of year........ $ 33,148  $ 39,452     20,353
                                                 ========  ========  =========
Supplemental disclosures of cash flow
 information:
 Interest paid (including interest credited).... $ 40,405  $ 38,604     34,454
 Cash paid for income taxes.....................    9,650     5,295        621
                                                 ========  ========  =========
Supplemental schedule of noncash investing and
 financing activities:
 Additions to loans resulting from the sale of
  real estate acquired through foreclosure       $  1,205     1,365      4,847
 Additions to real estate acquired through
  foreclosure...................................    3,286     6,239      8,313
 Reclassification of MBS from held to maturity
  to available for sale.........................   77,961       --         --
                                                 ========  ========  =========

          See accompanying notes to consolidated financial statements.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 1999 and 1998

(1) Basis of Presentation and Summary of Significant Accounting Policies

  Quaker City Bancorp, Inc., incorporated in Delaware, is primarily engaged in the savings and loan business through its wholly owned subsidiary, Quaker City Savings and Loan Association (the Association). At June 30, 1999, the Association operated ten retail banking offices in Southern California. The Association is subject to significant competition from other financial institutions, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

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

 Assets Held or Available for Sale

  The Company identifies those loans, mortgage-backed securities (MBS) and investment securities for which it does not have the positive intent and ability to hold to maturity. If management has the positive intent and the Company has the ability to hold such assets until maturity, they are classified as held to maturity and are carried at amortized historical cost. Securities that are to be held for indefinite periods of time and not intended to be held to maturity are generally classified as available for sale and are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of income tax effect. However, if a decline in fair value is determined to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis, and the amount of the writedown is included in earnings. Gains and losses from the sales of MBS and investment securities available for sale are recognized at the time of sale and are determined by the specific-identification method. Premiums and discounts on MBS and investment securities available for sale are amortized utilizing the interest method over the contractual terms of the assets. Loans held for sale are carried at the lower of amortized historical cost or fair value as determined on an aggregate basis. Assets held for indefinite periods of time include assets that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors.

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

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The Company recognizes impairment on troubled collateral dependent loans by creating a valuation allowance. The valuation allowance is maintained while the loans are still in process of collection. At such time that the assets are deemed uncollectible, the loss is charged to the valuation allowance.

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

 Earnings per Share

  The Company reports both basic and diluted earnings per share. Basic earnings per share is determined by dividing net income by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Earnings per share for 1997 have been restated to conform with the provisions of SFAS No. 128, "Earnings Per Share." Earnings per share have been adjusted to reflect the 25% stock dividends distributed to stockholders in May 1997 and June 1998.

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

 Stock Option Plans

  The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the intrinsic value method, to account for stock based compensation. In accordance with the SFAS No. 123, "Accounting for Stock Based Compensation", the Company includes pro forma disclosures reflecting the impact of the fair value method on net earnings and earnings per share for stock options granted.

 Segments Information and Disclosures

  On July 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards to report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statement periods beginning after December 15, 1997, with comparative information for earlier years to be restated. The Company concluded it has one segment. Accordingly, the adoption of SFAS No. 131 did not have a material effect on the consolidated financial statements or disclosures.

 Other Recent Accounting Pronouncements

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It specifies necessary conditions to be met to designate a derivative as a hedge. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Early implementation is permitted under this statement and the Company implemented SFAS No. 133 effective July 1, 1998. Upon implementation, approximately $78.0 million in MBS were transferred to available for sale. The Company has accounted for the gains or losses on the sale of any such reclassified MBS sold within 90 days of the reclassification date as the cumulative effect of a change in accounting principle. Any gains or losses recorded on such reclassified securities sold 90 days or more after the reclassification date have been

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES recorded as gain or losses on sale of securities available for sale. In the first quarter of 1999, the Company sold $29.6 million of these reclassified MBS for a nonrecurring gain after tax of $162,000, which is accounted for as a cumulative effect of a change in accounting principle in the accompanying consolidated statements of earnings. In the second quarter of fiscal 1999, the Company sold an additional $32.3 million of MBS for a pretax gain of $245,000 and an after tax gain of $142,000. The pretax gain of $245,000 is included as a gain on sale of securities available for sale in the accompanying consolidated statements of earnings.

  In August 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 99, "Materiality." This bulletin expresses the views of the SEC that exclusive reliance on certain quantitative benchmarks to assess materiality in preparing financial statements and performing audits of those financial statements is inappropriate. Misstatements are not to be considered immaterial simply because they fall beneath a numerical threshold. SAB 99 became effective upon issuance and management does not believe that the implementation of SAB 99 will have a material effect on the Company's financial condition or results of operations.

(2) Investment Securities

  The following table provides a summary of investment securities with a comparison of amortized cost and fair values:

                                                     Gross      Gross
                                         Amortized unrealized unrealized  Fair
                                           Cost      gains      losses   value
                                         --------- ---------- ---------- ------
                                                     (In thousands)
   June 30, 1999:
     Held to maturity:
       U.S. Government and Federal
        agency obligations.............   $11,986     --         (666)   11,320
                                          -------     ---        ----    ------
         Total.........................   $11,986     --         (666)   11,320
                                          =======     ===        ====    ======
   June 30, 1998:
     Held to maturity:
       U.S. Government and Federal
        agency obligations.............   $ 4,729      12         --      4,741
       Municipal bonds.................       329     --          --        329
                                          -------     ---        ----    ------
                                          $ 5,058      12         --      5,070
     Available for sale--marketable
      equity securities................     1,200     619         --      1,819
                                          -------     ---        ----    ------
         Total.........................   $ 6,258     631         --      6,889
                                          =======     ===        ====    ======

  At June 30, 1999 and 1998, the Company had accrued interest receivable on investment securities of $212,000 and $94,000, respectively, which is included in accrued interest receivable and other assets in the accompanying consolidated statements of financial condition.

  Proceeds from sales of investment securities available for sale were $1.6 million during 1999. There were gross gains of $371,000 realized during 1999. There were no sales of investment securities available for sale in 1998 and 1997. There were no gross gains or losses realized during 1998 and 1997.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The contractual principal maturities for investment securities held to maturity as of June 30, 1999 are as follows:

                                            Contractual principal maturity
                                       ----------------------------------------
                                               Maturing
                                                1 year   Maturing  Maturing
                                                 to 5   5 years to  after
                                        Total   years    10 years  10 years
                                       ------- -------- ---------- --------
                                                    (In thousands)
   U.S. Government and Federal agency
    obligations......................  $11,986  2,000     1,995     7,991
                                       -------  -----     -----     -----   ---
         Total.......................  $11,986  2,000     1,995     7,991
                                       =======  =====     =====     =====

(3) Loans Receivable, Net

  The following table presents carrying values of loans receivable at the dates indicated:

                                                                    June 30
                                                                ----------------
                                                                  1999    1998
                                                                -------- -------
                                                                 (In thousands)
   Real estate:
     Residential:
       One to four units....................................... $312,407 279,862
       Multifamily.............................................  391,596 347,285
     Commercial and land.......................................  140,783  78,158
                                                                -------- -------
                                                                 844,786 705,305
   Other.......................................................    7,730   7,544
                                                                -------- -------
                                                                 852,516 712,849
   Less:
     Undisbursed loan funds....................................      684     579
     Unamortized discounts.....................................    1,078   2,170
     Deferred loan fees, net...................................    3,852   3,612
     Allowance for loan losses.................................    8,684   7,955
                                                                -------- -------
                                                                 838,218 698,533
                                                                -------- -------
   Less:
     Held for sale:
       One to four units.......................................      353   1,043
       Multifamily.............................................    7,234   6,464
       Commercial..............................................    9,441     --
                                                                -------- -------
                                                                  17,028   7,507
                                                                -------- -------
         Held to maturity...................................... $821,190 691,026
                                                                ======== =======

  The weighted average interest rate on the Company's loan portfolio was 7.86% and 8.16% at June 30, 1999 and 1998, respectively.

  Certain mortgage loans aggregating $370.7 million and $198.4 million at June 30, 1999 and 1998, respectively, are collateral for FHLB advances.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  At June 30, 1999 and 1998, the Association had loans with an outstanding balance of $10.3 million and $10.5 million, respectively under two separate agreements with the City of Los Angeles to guarantee up to a total of $15 million of multifamily housing revenue bonds primarily for the acquisition and renovation of earthquake-stricken properties. In conjunction with these guarantees, standby letters of credit were issued by the Federal Home Loan Bank. Additionally, the principal balances of other loans sold with recourse totaled $370,000 and $509,000 at June 30, 1999 and 1998, respectively.

  At June 30, 1999 and 1998, the Association had accrued interest receivable on loans of $5.0 million and $4.3 million, respectively, which is included in accrued interest receivable and other assets in the accompanying consolidated statements of financial condition.

  The Company serviced loans for investors totaling $284.2 million, $276.4 million and $227.9 million at June 30, 1999, 1998 and 1997, respectively.

  Activity in the allowance for loan losses is summarized as follows:

                                                               June 30
                                                        -----------------------
                                                         1999     1998    1997
                                                        -------  ------  ------
                                                           (In thousands)
   Allowances for loan losses:
     Balance at beginning of year...................... $ 7,955   7,772   7,833
     Provision for loan losses.........................   1,700   1,450   3,001
     Allowance of portfolios acquired..................     164     --      --
     Charge-offs, net..................................  (1,135) (1,267) (3,062)
                                                        -------  ------  ------
     Balance at end of year............................ $ 8,684   7,955   7,772
                                                        =======  ======  ======

 Credit Risk and Concentration

  At June 30, 1999 and 1998, the balances of nonaccrual loans totaled $5.0 million and $6.9 million, respectively, net of specific allowances of $68,000 and $945,000. The Company's nonaccrual policy requires that loans be placed on nonaccrual status after being delinquent 60 days or earlier if warranted. There were no accruing loans contractually past due 60 days or more at June 30, 1999 and 1998.

  The gross amount of interest income on nonaccrual loans that would have been recorded during the years ended June 30, 1999, 1998 and 1997 if the nonaccrual loans had been current in accordance with their original terms was $424,000, $640,000 and $782,000, respectively. For the years ended June 30, 1999, 1998 and 1997, $295,000, $399,000 and $469,000, respectively, were actually earned on nonaccrual loans and are included in interest income on loans in the accompanying consolidated statements of earnings. Interest income earned on nonaccrual loans is generally recorded utilizing the cash-basis method of accounting.

  The Company's real estate loans are predominantly secured by properties located in Southern California.

 Impaired Loans

  At June 30, 1999 and 1998, the Company had a gross investment in impaired loans of $3.5 million and $8.1 million, respectively. During the year ended June 30, 1999, 1998 and 1997, the Company's

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES average investment in impaired loans was $5.9 million, $8.2 million and $8.2 million, respectively, and for the years then ended, interest income on such loans totaled $531,000, $752,000 and $704,000, respectively. Interest income on impaired loans which are performing is generally recorded utilizing the cash-basis method of accounting. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. Impaired loans totaling $1.7 million and $3.4 million were not performing in accordance with their contractual terms at June 30, 1999 and 1998 and have been included in nonaccrual loans at that date.

  Impaired loans at June 30, 1999 included $1.0 million of loans for which specific valuation allowances of $155,000 had been established and $2.5 million of loans for which no specific valuation allowance was considered necessary. At June 30, 1998, the Company had $6.0 million of impaired loans for which specific valuation allowances of $1.2 million had been established and $2.1 million of such loans for which no specific valuation allowance was considered necessary. All such provisions for losses and any related recoveries are recorded as part of the total allowance for loan losses.

(4) Mortgage-Backed Securities

  Summarized below are the amortized cost and estimated fair values of MBS:

                                                      June 30, 1999
                                         ---------------------------------------
                                                     Gross      Gross
                                         Amortized unrealized unrealized  Fair
                                           cost      gains      losses    value
                                         --------- ---------- ---------- -------
                                                     (In thousands)
   Held to maturity:
     GNMA, FNMA and FHLMC securities...  $ 62,087      --       (1,578)   60,509
     Issued by other financial
      institutions.....................     2,186      --           (3)    2,183
     Collateralized mortgage
      obligations......................    19,805      --       (1,012)   18,793
                                         --------    -----      ------   -------
                                         $ 84,078      --       (2,593)   81,485
   Available for sale:
     GNMA, FNMA and FHLMC securities...     5,653      129         --      5,782
     Collateralized mortgage
      obligations......................    10,073      --          (72)   10,001
                                         --------    -----      ------   -------
                                           15,726      129         (72)   15,783
                                         --------    -----      ------   -------
      Total............................  $ 99,804      129      (2,665)   97,268
                                         ========    =====      ======   =======
                                                      June 30, 1998
                                         ---------------------------------------
                                                     Gross      Gross
                                         Amortized unrealized unrealized  Fair
                                           cost      gains      losses    value
                                         --------- ---------- ---------- -------
                                                     (In thousands)
   Held to maturity:
     GNMA, FNMA and FHLMC securities...  $ 72,991      732         --     73,723
     Issued by other financial
      institutions.....................     3,583        3         --      3,586
     Collateralized mortgage
      obligations......................    31,003      393         --     31,396
                                         --------    -----      ------   -------
                                         $107,577    1,128         --    108,705
   Available for sale--collateralized
    mortgage
    obligations........................     8,228       46         --      8,274
                                         --------    -----      ------   -------
      Total............................  $115,805    1,174         --    116,979
                                         ========    =====      ======   =======

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                                                     June 30, 1997
                                         --------------------------------------
                                                     Gross      Gross
                                         Amortized unrealized unrealized  Fair
                                           cost      gains      losses   value
                                         --------- ---------- ---------- ------
                                                     (In thousands)
   Held to maturity:
     GNMA, FNMA and FHLMC securities...   $48,557     129        --      48,686
     Issued by other financial
      institutions.....................     4,501       2        --       4,503
     Collateralized mortgage
      obligations......................    21,081     326        --      21,407
                                          -------     ---        ---     ------
      Total............................   $74,139     457        --      74,596
                                          =======     ===        ===     ======

  The contractual principal maturities for MBS as of June 30, 1999, are as follows:

                                                         Contractual principal
                                                               maturity
                                                       -------------------------
                                                               Maturity Maturity
                                                                within   after
                                                        Total   1 year  10 years
                                                       ------- -------- --------
                                                            (In thousands)
   GNMA, FNMA and FHLMC securities.................... $67,740   --      67,740
   Issued by other financial institutions.............   2,186   411      1,775
   Collateralized mortgage obligations................  29,878   --      29,878
                                                       -------   ---     ------
     Total............................................ $99,804   411     99,393
                                                       =======   ===     ======

  The mortgage-backed securities included in the above table have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.

  Proceeds from sales of mortgage-backed securities available for sale were $62.0 million during 1999. There were gross gains of $245,000 realized during 1999. There were no sales of mortgage-backed securities available for sale in 1998 and 1997. There were no gross gains or losses realized during 1998 and 1997.

  The collateralized mortgage obligations held at June 30, 1999 and 1998 represented nonequity interests in mortgage pass-through certificates (Class A-1 Senior Certificates) and were of investment grade.

  The Company had accrued interest receivable on mortgage-backed securities of $527,000 and $673,000 at June 30, 1999 and 1998, respectively, which is included in accrued interest receivable and other assets in the accompanying consolidated statements of financial condition.

(5) Real Estate Held for Sale

  The following is a summary of real estate held for sale, net of valuation allowances:

                                                                     June 30
                                                                   ------------
                                                                    1999  1998
                                                                   ------ -----
                                                                       (In
                                                                    thousands)
   Acquired through foreclosure................................... $2,340 2,678
   Held for development...........................................    798   831
   Valuation allowance............................................    --   (175)
                                                                   ------ -----
                                                                   $3,138 3,334
                                                                   ====== =====

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  Changes in the valuation allowance on real estate held for sale are summarized as follows:

                                                                    June 30
                                                                ----------------
                                                                1999   1998 1997
                                                                -----  ---- ----
                                                                (In thousands)
   Balance at beginning of year................................ $ 175  175  175
   Charge-offs.................................................  (175) --   --
                                                                -----  ---  ---
   Balance at end of year...................................... $ --   175  175
                                                                =====  ===  ===

  The following table summarizes real estate operations, net:

                                                                  June 30
                                                              -----------------
                                                              1999   1998  1997
                                                              -----  ----  ----
                                                              (In thousands)
   Net (income) loss from operations:
     Real estate held for development........................ $  14   (50)    8
     Gain on sale of foreclosed real estate owned............  (394) (176) (385)
     Losses on operations of foreclosed real estate owned....   459   570   661
                                                              -----  ----  ----
                                                                 79   344   284
   Write-downs...............................................   241   251   491
                                                              -----  ----  ----
       Real estate operations, net........................... $ 320   595   775
                                                              =====  ====  ====

(6) Federal Home Loan Bank (FHLB) Stock

  As a member of the FHLB System, the Association is required to own capital stock in the FHLB of San Francisco in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each year, or 5% of its outstanding borrowings from the FHLB of San Francisco. The Association was in compliance with this requirement with an investment in FHLB of San Francisco stock at June 30, 1999 and 1998 of $12.2 million and $11.6 million, respectively. FHLB stock is recorded at historical cost.

(7) Office Premises and Equipment

  The following is a summary of office premises and equipment, net:

                                                                     June 30
                                                                  --------------
                                                                   1999    1998
                                                                  ------- ------
                                                                  (In thousands)
   Land.......................................................... $ 1,450    720
   Buildings and leasehold improvements..........................   7,757  6,933
   Furniture, fixtures and equipment.............................   4,822  5,451
                                                                  ------- ------
                                                                   14,029 13,104
   Less accumulated depreciation and amortization................   7,599  7,815
                                                                  ------- ------
                                                                  $ 6,430  5,289
                                                                  ======= ======

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The Company recorded depreciation and amortization expense on premises, equipment and leasehold improvements of $1.0 million, $846,000 and $805,000 during 1999, 1998 and 1997, respectively.

(8) Deposits

  The following is a summary of deposits:

                                               June 30, 1999     June 30, 1998
                                             ----------------- -----------------
                                             Weighted          Weighted
                                             average           average
                                               rate    Amount    rate    Amount
                                             -------- -------- -------- --------
                                                   (Dollars in thousands)
   Money market deposits....................   4.61%  $154,997   4.56%  $116,412
   Passbook deposits........................   1.99     19,194   2.14     18,411
   NOW and other demand deposits............   1.41     38,930   1.63     34,684
   Non-interest bearing demand deposits.....    --      12,537    --      10,263
   Certificates of deposit:
     3 months or less.......................   5.09    134,806   5.41    103,242
     Over 3 through 6 months................   4.75     66,606   5.37     97,379
     Over 6 through 12 months...............   5.22    183,836   5.45    115,628
     Over 12 months.........................   5.53     66,933   5.98     84,891
                                                      --------          --------
                                               4.58   $677,839   4.90   $580,910
                                               ====   ========   ====   ========

  The weighted average interest rates are at the end of the period and are based upon stated interest rates without giving consideration to daily compounding of interest or forfeiture of interest because of premature withdrawal.

  Certificates of deposit of $100,000 or more accounted for $99.6 million and $82.1 million of deposits at June 30, 1999 and 1998 respectively.

  At June 30, 1999 and 1998, the Company had accrued interest payable on deposits of $196,000 and $184,000, respectively, which is included in other liabilities in the accompanying consolidated statements of financial condition.

  Deposits at June 30, 1999 mature as follows (in thousands):

   Immediately withdrawable........................................... $225,658
   Year ending June 30:
     2000.............................................................  385,248
     2001.............................................................   51,748
     2002.............................................................   10,115
     2003.............................................................    1,968
     2004 and thereafter..............................................    3,102
                                                                       --------
                                                                       $677,839
                                                                       ========

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  Interest expense by type of deposit account is summarized in the following table for the periods indicated:

                                                            Year ended June 30
                                                           ---------------------
                                                            1999    1998   1997
                                                           ------- ------ ------
                                                              (In thousands)
   Money market deposits.................................. $ 6,008  5,022  3,498
   Passbook deposits......................................     363    351    355
   NOW and other demand deposits..........................     476    336    278
   Certificates of deposit................................  22,685 22,429 22,201
                                                           ------- ------ ------
                                                           $29,532 28,138 26,332
                                                           ======= ====== ======

(9) Federal Home Loan Bank Advances

  Federal Home Loan Bank (FHLB) advances are summarized as follows:

                                                                June 30
                                                           ------------------
                                                             1999      1998
                                                           ---------  -------
                                                            (In thousands)
   FHLB advances, due at various dates through 2009, with
    interest rates from 4.70% to 6.62% and a weighted
    average rate of 5.59% at June 30, 1999 and from 5.36%
    to 6.62% and a weighted average rate of 5.86% at June
    30, 1998.............................................   $234,700  216,000
                                                           =========  =======

  These advances are secured by the Association's stock in the FHLB, certain MBS and certain mortgage loans aggregating $370.7 million and $198.4 million at June 30, 1999 and 1998, respectively. At June 30, 1999, the amount of additional credit available from the FHLB was $116.0 million.

  The maturities of FHLB advances are as follows (in thousands):

            Year ending June 30:
              2000.............................. $ 65,900
              2001..............................   52,900
              2002..............................   48,300
              2003..............................   43,600
              2004 and thereafter...............   24,000
                                                 --------
                                                 $234,700
                                                 ========

  During the fiscal year ended June 30, 1999, the Company prepaid approximately $8.0 million of its higher cost borrowings and replaced the funds with less expensive borrowings and retail deposits. In association with the debt prepayment, the Company paid a prepayment fee of $61,000, after tax. The prepayment fee is disclosed as an extraordinary item on the accompanying consolidated statements of earnings.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(10) Income Taxes

  Income taxes for the fiscal years ended June 30, 1999, 1998 and 1997 are comprised of the following:

                                                          Federal  State Total
                                                          -------  ----- -----
                                                            (In thousands)
   Year ended June 30, 1999:
     Current............................................. $6,051   1,948 7,999
     Deferred............................................   (582)     47  (535)
                                                          ------   ----- -----
                                                          $5,469   1,995 7,464
                                                          ======   ===== =====
   Year ended June 30, 1998:
     Current............................................. $3,606     778 4,384
     Deferred............................................    209     704   913
                                                          ------   ----- -----
                                                          $3,815   1,482 5,297
                                                          ======   ===== =====
   Year ended June 30, 1997:
     Current............................................. $1,551     509 2,060
     Deferred............................................     74      69   143
                                                          ------   ----- -----
                                                          $1,625     578 2,203
                                                          ======   ===== =====

  A reconciliation from expected Federal income taxes to consolidated effective income taxes for the periods indicated follows. The statutory Federal income tax rates for June 30, 1999, 1998 and 1997 were 35%, 34% and 34%, respectively.

                                                           Year ended June 30
                                                           -------------------
                                                            1999   1998  1997
                                                           ------  ----- -----
                                                             (In thousands)
   Expected Federal income taxes.......................... $5,952  4,048 1,708
   Increases (decreases) in computed tax resulting from:
     State taxes, net of Federal benefit..................  1,297    978   381
     Fair value of ESOP shares over cost..................    254    271   138
     Other, net...........................................    (39)   --    (24)
                                                           ------  ----- -----
                                                           $7,464  5,297 2,203
                                                           ======  ===== =====

  The Association's tax bad debt reserve balance of approximately
$10.9 million as of June 30, 1999, will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to stockholders in excess of the Association's current and accumulated earnings and profit, a redemption of shares or upon a partial or complete liquidation of the Association. The Association does not intend to make distributions to stockholders that would result in recapture of any portion of its bad debt reserve. Since management intends to use the reserve only for the purpose for which it was intended, a deferred tax liability of approximately $3.8 million has not been recorded.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1999 and 1998 are presented below:

                                                                 1999     1998
                                                                -------  ------
                                                                (In thousands)
   Deferred tax assets:
     Loan valuation allowances................................. $ 2,610   1,794
     State income taxes........................................   1,064     593
     Deferred compensation.....................................     880     786
     Amortization of core deposit..............................     325     379
     Accelerated depreciation..................................     212      61
                                                                -------  ------
       Total gross deferred tax assets.........................   5,091   3,613
                                                                -------  ------
   Deferred tax liabilities:
     Accrued interest income...................................  (1,449) (1,074)
     Deferred loan fees........................................  (3,124) (2,938)
     FHLB stock dividends......................................  (2,135) (1,804)
     Unrealized gains on securities available for sale.........     (26)   (302)
     Other.....................................................     (51)    --
                                                                -------  ------
       Total gross deferred tax liabilities....................  (6,785) (6,118)
                                                                -------  ------
       Net deferred tax liability.............................. $(1,694) (2,505)
                                                                =======  ======

  Deferred tax assets are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or tax credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carryback,
(2) future taxable income, exclusive of the reversal of existing temporary differences, that will result from the reversal of existing taxable temporary differences and (3) future taxable income generated by future operations. In addition, tax planning strategies may be available to accelerate taxable income or deductions, change the character of taxable income or deductions, or switch from tax-exempt to taxable investments so that there will be sufficient taxable income of an appropriate character and in the appropriate periods to allow for realization of the tax benefits. Management believes that the above-described deferred tax assets are more likely than not to be realized and, accordingly, has not established a valuation allowance for the years ended June 30, 1999 and 1998.

  Included in other assets are current taxes receivable of $1.4 million and none at June 30, 1999 and 1998, respectively.

  Included in other liabilities are current taxes payable of $585,000 and $716,000 at June 30, 1999 and 1998, respectively.

(11) Regulatory Capital and Earnings Per Share

  The Association is required to maintain certain minimum levels of regulatory capital as set forth by the OTS in capital standards applicable to all thrifts. These capital standards include a core capital requirement, a tangible capital requirement and a risk-based capital requirement. The Association exceeds all capital requirements at June 30, 1999, as shown in the following table:

                        Tangible capital     Core capital    Risk-based capital
                       ------------------ ------------------ ------------------
                       Amount  Percentage Amount  Percentage Amount  Percentage
                       ------- ---------- ------- ---------- ------- ----------
                                        (Dollars in thousands)
   Actual............. $75,297    7.48%   $75,297    7.48%   $83,516   12.26%
   Required...........  15,100    1.50     40,267    4.00     54,508    8.00
                       -------    ----    -------    ----    -------   -----
   Excess............. $60,197    5.98%   $35,030    3.48%   $29,008    4.26%
                       =======    ====    =======    ====    =======   =====

  The Federal Deposit Corporation Improvement Act of 1991 contains prompt corrective action (PCA) provisions pursuant to which banks and savings institutions are to be classified into one of five categories, based primarily upon capital adequacy, and which require specific supervisory actions as capital levels decrease. The OTS regulations implementing the PCA provisions define the five capital categories. The following table sets forth the definitions of the categories and the Association's ratios as of June 30, 1999 and 1998:

                                                        Total                   Core                Core
                                                       Capital                Capital              Capital
                                                       to Risk-               to Risk-           to Adjusted
                                   Tangible            Weighted               Weighted              Total
   Capital category              Capital Ratio          Assets                  Assets              Assets
   ----------------            -----------------  -----------------       -----------------   ----------------
   Well-capitalized...........               N/A               110%                     16%                 15%
   Adequately capitalized.....               N/A                18%                     14%                 14%
   Undercapitalized...........               N/A  (less than or=)8%       (less than or=)4%   (less than or=)4%
   Significantly
    undercapitalized..........               N/A  (less than or=)6%       (less than or=)3%   (less than or=)3%
   Critically
    undercapitalized.......... (less than or =)2%              N/A                     N/A                 N/A
   Association at June 30,
    1999......................              7.48%            12.26%                  11.05%               7.48%
                               =================   ===============        ================    ================
   Association at June 30,
    1998......................              7.44%            12.97%                  11.84%               7.44%
                               =================   ===============        ================    ================

  The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from well-capitalized to adequately capitalized, or to subject an adequately capitalized or undercapitalized institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At June 30, 1999 and 1998, the Association was a well-capitalized institution. There are no conditions or events that management believes has changed the institution's category under the capital guidelines.

 Dividends

  Savings association subsidiaries of holding companies generally are required to provide their OTS District Director not less than 30 days' advance notice of any proposed declaration of a dividend on the association's stock. Under regulations adopted by the OTS, the insured institution's ability to declare and pay a dividend to its holding company is subject to certain limitations. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized associations. The Association is considered a well-capitalized institution for purposes of dividend declarations. No dividends were declared or paid by the Association in 1999 or 1998.

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

 Earnings Per Share

  The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

                             For the Year Ended                For the Year Ended               For the Year Ended
                               June 30, 1999                     June 30, 1998                    June 30, 1997
                      --------------------------------  -------------------------------- --------------------------------
                                                 Per-                              Per-                             Per-
                       Earnings      Shares     Share    Earnings      Shares     Share   Earnings      Shares     Share
                      (Numerator) (Denominator) Amount  (Numerator) (Denominator) Amount (Numerator) (Denominator) Amount
                      ----------- ------------- ------  ----------- ------------- ------ ----------- ------------- ------
                                                            (Dollars in thousands)
Basic EPS
Net earnings before
 extraordinary item
 and cumulative
 effect of change in
 accounting
 principle..........    $9,543      5,392,564   $1.77     $6,610      5,469,646   $1.21    $2,820      5,509,836   $0.51
Extraordinary item,
 net of taxes.......       (61)           --    (0.01)       --             --      --        --             --      --
Cumulative effect of
 change in
 accounting
 principle, net of
 taxes..............       162            --     0.03        --             --      --        --             --      --
                        ------      ---------   -----     ------      ---------   -----    ------      ---------   -----
Earnings available
 to common
 stockholders.......    $9,644      5,392,564   $1.79     $6,610      5,469,646   $1.21    $2,820      5,509,836   $0.51
                        ======      =========   =====     ======      =========   =====    ======      =========   =====
Diluted EPS
Net earnings before
 extraordinary item
 and cumulative
 effect of change in
 accounting
 principle..........    $9,543      5,392,564   $1.79     $6,610      5,469,646   $1.21    $2,820      5,509,836   $0.51
                        ------      ---------   -----     ------      ---------   -----    ------      ---------   -----
Options-common stock
 equivalents........                  267,787                           325,834                          282,508
                                    ---------                         ---------                        ---------
Earnings available
 to common
 stockholders plus
 assumed conversions
 before
 extraordinary item
 and cumulative
 effect of change in
 accounting
 principle..........     9,543      5,660,351    1.68      6,610      5,795,480    1.14     2,820      5,792,344    0.49
                        ------      ---------   -----     ------      ---------   -----    ------      ---------   -----
Extraordinary item,
 net of taxes.......       (61)           --    (0.01)       --             --      --        --             --      --
Cumulative effect of
 change in account-
 ing principle, net
 of taxes...........       162            --     0.03        --             --      --        --             --      --
                        ------      ---------   -----     ------      ---------   -----    ------      ---------   -----
Earnings available
 to common stock-
 holders plus as-
 sumed conversions..    $9,644      5,660,351   $1.70     $6,610      5,795,480   $1.14    $2,820      5,792,344   $0.49
                        ======      =========   =====     ======      =========   =====    ======      =========   =====

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

  The following table sets forth the Plan's funded status and amounts recognized in the Association's consolidated statements of financial condition:

                                                                    June 30
                                                                  -------------
                                                                   1999   1998
                                                                  ------  -----
                                                                  (In thousands)
   Change in Benefit Obligation
   Projected benefit obligation, beginning of year............... $3,796  2,829
   Interest cost.................................................    206    209
   Benefits paid.................................................   (204)  (119)
   Actuarial (gain) loss.........................................   (178)   877
                                                                  ------  -----
   Projected benefit obligation, end of year.....................  3,620  3,796
                                                                  ------  -----

   Change in Plan Assets
   Fair value of plan assets, beginning of year..................  3,402  2,703
   Actual return on plan assets..................................   (174)   720
   Employer contribution.........................................    --      98
   Benefits paid.................................................   (204)  (119)
                                                                  ------  -----
   Fair value of plan assets, end of year........................  3,024  3,402
                                                                  ------  -----

   Funded Status
   Unrecognized transition asset.................................    (5)     (6)
   Unrecognized prior service cost...............................    (94)  (128)
   Unrecognized loss.............................................    779    700
                                                                  ------  -----
   Net amount recognized......................................... $   84    172
                                                                  ======  =====

   Components of Net Periodic Benefit Cost
   Interest cost................................................. $  206    209
   Expected return on plan assets................................   (184)  (191)
   Amortization of unrecognized transition obligation............     (1)    (1)
   Amortization of unrecognized prior service cost...............    (34)   (34)
   Amortization of unrecognized loss.............................    101     58
                                                                  ------  -----
   Net periodic benefit cost .................................... $   88     41
                                                                  ======  =====

   Accumulated Benefit Obligation, end of year................... $3,234  3,379
                                                                  ======  =====

   Amounts Recognized in Statement of Financial Condition
   Prepaid benefit cost.......................................... $  --     172
   Accrued benefit liability.....................................   (210)   --
   Accumulated comprehensive income..............................    294    --
                                                                  ------  -----
   Net amount recognized......................................... $   84    172
                                                                  ======  =====

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The weighted average discount rates used in determining the actuarial present value of the benefit obligations were 6.00% as of June 30, 1999 and 5.50% as of June 30, 1998. The salary increase assumption was 4.00% as of June 30, 1999 and 1998, respectively.

 Supplemental Executive Retirement Plan

  The Association has a supplemental executive defined benefit pension plan covering specified employees. The benefits are based on employee compensation and length of service and are offset by benefits provided by Social Security and the Company's other qualified retirement plans.

  The following table sets forth the Plan's funded status and amounts recognized in the Association's consolidated statements of financial condition:

                                                                     June 30
                                                                    -----------
                                                                    1999   1998
                                                                    -----  ----
                                                                  (In thousands)
   Change in Benefit Obligation
   Projected benefit obligation, beginning of year................. $ 743   491
   Service cost....................................................    79    51
   Interest cost...................................................    48    37
   Actuarial loss..................................................     2   164
                                                                    -----  ----
   Projected benefit obligation, end of year.......................   872   743
                                                                    -----  ----




   Funded Status
   Unrecognized prior service cost.................................   256   304
   Unrecognized gain...............................................  (259) (280)
                                                                    -----  ----
   Net amount recognized........................................... $(875) (719)
                                                                    =====  ====

   Components of Net Periodic Benefit Cost
   Service cost.................................................... $  79    51
   Interest cost...................................................    48    37
   Amortization of unrecognized prior service cost.................    47    47
   Amortization of unrecognized gain...............................   (19)  (27)
                                                                    -----  ----
   Net periodic benefit cost....................................... $ 155   108
                                                                    =====  ====

   Accumulated Benefit Obligation, end of year..................... $ 413   300
                                                                    =====  ====

   Amounts Recognized in Statement of Financial Condition
   Accrued benefit liability....................................... $(874) (719)
                                                                    -----  ----
   Net amount recognized........................................... $(874) (719)
                                                                    =====  ====

  The weighted average discount rates used in determining the actuarial present value of the benefit obligations were 7.25% as of June 30, 1999 and 6.50% as of June 30, 1998. The salary increase assumption was 6.00% as of June 30, 1999 and 1998.

 Employee Stock Ownership Plan (ESOP)

  The Company has established an ESOP for all employees who are age 21 or older and have completed one year of service with the Association during which they have served a minimum of

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

1,000 hours. The ESOP is internally leveraged and borrowed $3.1 million from the Company to purchase 10% of the outstanding shares of the common stock of Quaker City Bancorp, Inc. issued in the original conversion to common stock ownership. The loan will be repaid principally from the Association's discretionary contributions to the ESOP over a period of 10 years. At June 30, 1999 and 1998, the outstanding balance on the loan was $1.3 million and $1.6 million, respectively. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after five years of credited service. Vesting will accelerate upon retirement, death or disability of the participant or in the event of a change in control of the Association or the Company. Forfeitures will be reallocated among remaining participating employees, in the same proportion as contributions. Benefits may be payable upon death, retirement, early retirement, disability or separation from service. Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the Company reports compensation expense equal to the fair value of the shares allocated, and the allocated shares are considered outstanding for the computation of earnings per share. The expense related to the ESOP totaled $1.0 million, $1.1 million and $715,000 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. At June 30, 1999 and 1998, unearned compensation related to the ESOP approximated $1.3 million and $1.6 million, respectively, and is shown as a reduction of stockholders' equity in the accompanying consolidated statements of financial condition.

  The table below reflects ESOP activity for the periods indicated:

                                                               Year ended June
                                                                     30
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
   Unallocated shares at beginning of period.................. 339,609  323,438
   Stock dividend.............................................     --    67,921
   Allocated.................................................. (64,687) (51,750)
                                                               -------  -------
   Unallocated shares at end of period........................ 274,922  339,609
                                                               =======  =======

  The fair value of unallocated ESOP shares totaled $4.5 million and $6.2 million at June 30, 1999 and 1998, respectively.

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

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The expense related to the RRP for the fiscal years ended June 30, 1999, 1998 and 1997 was approximately $58,000, $115,000 and $221,000, respectively. At June 30, 1999 and 1998, unearned compensation related to the RRPs was approximately $0 and $57,000, respectively, and is shown as a reduction to stockholders' equity in the accompanying consolidated statements of financial condition.

  The table below reflects RRP activity for the periods indicated:

                                                               Year ended June
                                                                     30
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
   Balance at beginning of period.............................  26,175   40,087
   Stock dividend.............................................     --     5,235
   Distributed................................................ (26,175) (19,147)
                                                               -------  -------
   Balance at end of period...................................     --    26,175
                                                               =======  =======

 Stock Option and Incentive Plans

  The stockholders of the Company have ratified two stock option plans, the 1993 Incentive Stock Option Plan (the Stock Plan) and the 1993 Stock Option Plan for Outside Directors (the Directors' Plan). In 1998, the stockholders of the Company ratified the 1997 Stock Incentive Plan (the 1997 Stock Plan). All Plans provide for the grant of options at an exercise price equal to the fair market value on the date of grant. The Plans are intended to promote stock ownership by directors and selected officers and employees of the Company to increase their proprietary interest in the success of the Company and to encourage them to remain in the employ of the Company or its subsidiaries. Awards granted under the Plans may include incentive stock options, nonstatutory options, limited rights which are exercisable only upon a change in control of the Association or the Company, restricted stock, stock appreciation rights and other stock-based benefits.

  The Company applies APB Opinion No. 25 and related interpretations for its plans, all of which are fixed stock option plans. Accordingly, the Company did not recognize compensation expense in connection with awards of stock options because the exercise price and the fair market value were the same at the dates of award. Had compensation cost for the Company Plans been recognized based upon the fair value of the options at the grant date consistent with the methodology specified in SFAS No. 123, the Company's net earnings and net earnings per share at June 30, 1999 and 1998 would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                            Year Ended June 30
                                                            -------------------
                                                              1999      1998
                                                            --------- ---------
Net earnings as reported................................... $   9,644 $   6,610
Net earnings pro forma.....................................     9,359     6,404
Basic earnings per share as reported.......................      1.79      1.21
Basic earnings per share pro forma.........................      1.74      1.17
Diluted earnings per share as reported.....................      1.70      1.14
Diluted earnings per share pro forma.......................      1.65      1.10

  Pro forma disclosures are not required as of June 30, 1997 as no options were granted in this year. The per share weighted-average fair value of stock options granted during 1999 and 1998 were $6.69 and $8.42 respectively on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for fiscal 1999: volatility of 18.54%, no expected

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES dividends, risk-free interest rate of 5.93% and an expected life of 8 years. The following weighted-average assumptions were used for fiscal 1998: volatility of 25.27%, no expected dividends, risk-free interest rate of 5.66%, and an expected life of 10 years. During the initial phase-in period, the effects of applying SFAS No. 123 for these pro forma disclosures are not likely to be representative of the effects on reported income for future years as options vest over several years and additional awards may be made each year.

  The Directors' Plan authorizes the granting of stock options for a total of 161,719 shares of common stock. The Stock Plan authorizes the granting of stock options for a total of 485,156 shares of common stock. All options granted under both plans were granted at an exercise price of $4.80 per share. The aggregate number of shares of common stock outstanding and available for issuance pursuant to the 1997 Stock Plan is 291,250 shares. Options covering a total of 110,000 shares were granted in fiscal 1999 at a weighted average exercise price of $16.13 per share, which was the fair market value on the grant date. Options covering a total of 181,250 shares were granted in fiscal 1998 at a weighted average exercise price of $16.50 per share, which was the fair market value on the grant date. All share and per share information have been adjusted to reflect the 25% stock dividends that were distributed in May 1997 and June 1998.

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

  The table below reflects option activity for the periods indicated:

                                              Year ended June 30
                            ---------------------------------------------------------
                                  1999               1998                1997
                            ------------------ ------------------ -------------------
                                     Weighted-          Weighted-           Weighted-
                                      Average            Average             Average
                                     Exercise           Exercise            Exercise
                            Shares     Price   Shares     Price    Shares     Price
                            -------  --------- -------  --------- --------  ---------
   Balance at beginning of
    period................. 613,039   $ 8.26   449,923   $ 4.80    570,039    $4.80
   Granted................. 110,000    16.13   181,250    16.50        --       --
   Exercised............... (48,343)    4.80   (18,134)    4.80   (120,116)    4.80
                            -------            -------            --------
   Balance at end of
    period................. 674,696     9.79   613,039     8.26    449,923     4.80
                            =======            =======            ========
   Options exercisable..... 443,863     6.39   431,789     4.80    449,923     4.80
                            =======            =======            ========
   Remaining shares
    available for grant....   8,085            118,085               8,085
                            =======            =======            ========

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The following table summarizes information about stock options outstanding at June 30, 1999:

                                       Options Outstanding            Options Exercisable
                              -------------------------------------- ---------------------
                                Number                     Weighted-   Number    Weighted-
                              Outstanding Weighted-Average  Average  Exercisable  Average
                              at June 30,    Remaining     Exercise  at June 30, Exercise
   Range of Exercise Prices      1999     Contractual Life   Price      1999       Price
   ------------------------   ----------- ---------------- --------- ----------- ---------
   $ 4.80..................     383,446      4.5 years      $ 4.80     383,446     $4.80
   $16.13 to 17.85.........     291,250      8.8 years       16.36      60,417     16.50

(14) Commitments and Contingent Liabilities

  The Company leases certain premises and equipment on a long-term basis. Some of these leases require the Company to pay property taxes and insurance. Lease expense was approximately $524,000, $430,000 and $430,000 in 1999, 1998 and
1997, respectively. Annual minimum lease commitments attributable to long-term operating leases at June 30, 1999 were (in thousands):

   Year ending June 30:
    2000................................................................ $  483
    2001................................................................    469
    2002................................................................    417
    2003................................................................    364
    2004................................................................    315
    Thereafter through 2013.............................................  1,702
                                                                         ------
                                                                         $3,750
                                                                         ======

  At June 30, 1999 and 1998, the Company had approved commitments to originate loans of approximately $14.0 million and $15.7 million, respectively, substantially all of which were for adjustable rate one to four unit residential loans and multifamily residential loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company minimizes its exposure to loss under these commitments by requiring that customers meet certain conditions prior to disbursing funds. The amount of collateral, if any, is based on a credit evaluation of the borrower and generally involves residential real estate.

  At June 30, 1999 and 1998, the Company had $21.1 million and $21.5 million of approved undisbursed lines of credit, respectively.

  At June 30, 1999 and 1998, the Company had commitments to sell loans of $6.0 million and $7.5 million, respectively, for which the related loans are included in loans held for sale. There were commitments to purchase loans of $3.7 million at June 30, 1999. There were no commitments to purchase loans at June 30, 1998. The Company had no commitments to sell investment securities or MBS at June 30, 1999 and 1998. There were no commitments to purchase investment securities at June 30, 1999 and 1998.

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

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(15) Loan Servicing and Sale Activities

  Loan servicing and sale activities are summarized as follows:

                                                     At or for the year ended
                                                             June 30
                                                     --------------------------
                                                       1999     1998     1997
                                                     --------  -------  -------
                                                          (In thousands)
  Statement of financial condition information:
   Loans receivable held for sale................... $ 17,028    7,507      623
   Purchased mortgage servicing rights..............      215      471      --
                                                     ========  =======  =======
  Statement of earnings information:
   Loan servicing fees.............................. $    699      870      791
   Gain on sale of loans held for sale..............      332      175      356
                                                     ========  =======  =======
  Statement of cash flows information:
   Loans originated for sale........................ $(73,674) (41,321) (31,598)
   Sale of loans held for sale......................   63,996   34,324   33,870
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

  In addition to retaining the servicing rights for originated loans, the Company may also purchase mortgage servicing rights related to mortgage loans originated by other institutions. In December 1997, the Company purchased the rights to service $52.5 million of loans for FNMA and FHLMC. At June 30, 1999, the Company had purchased mortgage servicing rights with a book value of $215,000.

(16) Parent Company Condensed Financial Information

  This information should be read in conjunction with the other notes to the consolidated financial statements. The following are the condensed financial statements for Quaker City Bancorp, Inc. (parent company only) as of June 30, 1999 and 1998 and for the years ended June 30, 1999, 1998 and 1997:

                       Statements of Financial Condition

                                                                    June 30
                                                                 --------------
                                                                  1999    1998
                              Assets                             ------- ------
                                                                 (In thousands)
   Cash........................................................  $    38     64
   Short-term investments......................................    7,320 10,220
   Investment securities available for sale....................      --   1,819
   Investment in subsidiaries..................................   77,996 67,906
   Other assets................................................       34     37
                                                                 ------- ------
                                                                 $85,388 80,046
                                                                 ======= ======
               Liabilities and Stockholders' Equity
   Liabilities--other liabilities..............................  $ 4,084  2,787
   Stockholders' equity........................................   81,304 77,259
                                                                 ------- ------
                                                                 $85,388 80,046
                                                                 ======= ======

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                             Statements of Earnings

                                                            Year ended June 30
                                                            --------------------
                                                             1999   1998   1997
                                                            ------  -----  -----
                                                              (In thousands)
   Interest income........................................  $  566    660    709
   Other income...........................................     371    --      13
   Other expense..........................................    (377)  (373)  (290)
   Income taxes...........................................    (275)  (148)  (210)
                                                            ------  -----  -----
       Earnings before equity in earnings of subsidiaries.     285    139    222
   Equity in earnings of subsidiaries.....................   9,359  6,471  2,598
                                                            ------  -----  -----
   Net earnings...........................................  $9,644  6,610  2,820
                                                            ======  =====  =====

                            Statements of Cash Flows

                                                        Year ended June 30
                                                       -----------------------
                                                        1999     1998    1997
                                                       -------  ------  ------
                                                          (In thousands)
Cash flows from operating activities:
  Net earnings........................................ $ 9,644   6,610   2,820
  Adjustments to reconcile net earnings to cash
   provided by operating activities:
    Equity in earnings of subsidiaries................  (9,359) (6,471) (2,598)
    Gain on sale of securities available for sale ....    (371)    --      --
    Amortization......................................     --        1      (1)
    Decrease (increase) in other assets...............       3      (9)     81
    Increase (decrease) in other liabilities..........   1,297    (837)  3,454
    Other.............................................     637     265     553
                                                       -------  ------  ------
      Total adjustments...............................  (7,793) (7,051)  1,489
      Net cash provided (used) by operating
       activities.....................................   1,851    (441)  4,309
                                                       -------  ------  ------
Cash flows from investing activities:
  Proceeds from maturity of investment securities held
   to maturity........................................     --    5,000   3,400
  Principal payments on MBS held to maturity..........     --      108     383
  Purchases of investment securities available for
   sale...............................................     --      --   (1,199)
  Sale of investment securities available for sale....   1,558     --      --
                                                       -------  ------  ------
      Net cash provided by investing activities.......   1,558   5,108   2,584
                                                       -------  ------  ------
Cash flows from financing activities:
  Repurchase and retirement of stock..................  (6,566) (1,157) (2,270)
  Common stock options exercised......................     231      87     577
                                                       -------  ------  ------
      Net cash used in financing activities...........  (6,335) (1,070) (1,693)
                                                       -------  ------  ------
      Net increase (decrease) in cash and cash
       equivalents....................................  (2,926)  3,597   5,200
  Cash and cash equivalents, beginning of year........  10,284   6,687   1,487
                                                       -------  ------  ------
  Cash and cash equivalents, end of year.............. $ 7,358  10,284   6,687
                                                       =======  ======  ======

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(17) Quarterly Results of Operations (Unaudited)

                                            Three months ended
                               --------------------------------------------
                                June
                                 30,   March 31, December 31, September 30,
                                1999     1999        1998         1998
                               ------- --------- ------------ ------------- ---
                                 (In thousands, except per share amounts)
Interest income............... $18,819  18,295      17,630       17,175
Interest expense..............  10,373   9,908      10,028       10,007
                               -------  ------      ------       ------
  Net interest income.........   8,446   8,387       7,602        7,168
Provision for losses..........     400     500         400          400
Other income..................   1,064   1,011       1,177        1,377
Other expense.................   4,460   4,448       4,539        4,078
                               -------  ------      ------       ------
  Earnings before income taxes
   ...........................   4,650   4,450       3,840        4,067
Income taxes .................   2,043   1,952       1,698        1,771
                               -------  ------      ------       ------
  Net earnings before
   extraordinary item and
   cumulative effect of change
   in accounting principle....   2,607   2,498       2,142        2,296
  Extraordinary item, net of
   taxes......................     --      --          (61)         --
  Cumulative effect of change
   in accounting principle,
   net of taxes...............     --      --          --           162
                               -------  ------      ------       ------
  Net earnings................ $ 2,607   2,498       2,081        2,458
                               =======  ======      ======       ======
Basic earnings per share...... $  0.50    0.47        0.39         0.45
                               =======  ======      ======       ======
Diluted earnings per share.... $  0.47    0.45        0.36         0.42
                               =======  ======      ======       ======

                                            Three months ended
                               --------------------------------------------
                                June
                                 30,   March 31, December 31, September 30,
                                1998     1998        1997         1997
                               ------- --------- ------------ ------------- ---
                                 (In thousands, except per share amounts)
Interest income............... $16,484  16,417      16,242       15,727
Interest expense..............   9,740   9,692      10,010        9,668
                               -------  ------      ------       ------
  Net interest income.........   6,744   6,725       6,232        6,059
Provision for loan losses.....     400     400         400          250
Other income..................     997     878         762          691
Other expense.................   4,096   4,111       3,781        3,743
                               -------  ------      ------       ------
  Earnings before income
   taxes......................   3,245   3,092       2,813        2,757
Income taxes..................   1,442   1,374       1,254        1,227
                               -------  ------      ------       ------
  Net earnings................ $ 1,803   1,718       1,559        1,530
                               =======  ======      ======       ======
Basic earnings per share...... $  0.33    0.31        0.29         0.28
                               =======  ======      ======       ======
Diluted earnings per share.... $  0.31    0.30        0.27         0.27
                               =======  ======      ======       ======

(18) Fair Value of Financial Instruments

  Pursuant to requirements under generally accepted accounting principles, the Company has included information about the fair values of the Company's financial instruments, whether or not such instruments are recognized in the accompanying consolidated statements of financial condition. In

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES cases where quoted market prices are not available, fair values are estimated based upon discounted cash flows. Those techniques are significantly affected by the assumptions utilized, including the assumed discount rates and estimates of future cash flows. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale or other disposition of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. All components of cash and cash equivalents and accrued interest receivable and payable are presumed to have approximately equal book and fair values because the periods over which such amounts are realized are relatively short. As a result of the assumptions utilized, the aggregate fair value estimates presented herein do not necessarily represent the Company's aggregate underlying fair value.

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

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The following table presents the carrying values and fair values of the Company's financial instruments at the dates indicated:

                                                          June 30
                                             ----------------------------------
                                                   1999             1998
                                             ---------------- -----------------
                                             Carrying  Fair   Carrying   Fair
                                              value    value   value     value
                                             -------- ------- --------  -------
   ASSETS:
   Cash and due from banks.................  $  7,705   7,705   12,687   12,687
   Interest-bearing deposits...............       323     323      345      345
   Federal funds sold and other short-term
    investments............................    25,120  25,120   26,420   26,420
   Investment securities...................    11,986  11,320    5,058    5,070
   Investment securities available for
    sale...................................       --      --     1,819    1,819
   Loans receivable, net...................   821,190 834,320  691,026  702,763
   Loans receivable held for sale..........    17,028  17,028    7,507    7,507
   Mortgage-backed securities held to
    maturity...............................    84,078  81,485  107,577  108,705
   Mortgage-backed securities available for
    sale...................................    15,783  15,783    8,274    8,274
   Federal Home Loan Bank stock............    12,221  12,221   11,561   11,561
   LIABILITIES:
   Deposits................................   677,839 676,452  580,910  581,753
   Federal Home Loan Bank advances.........   234,700 234,467  216,000  216,262
   OFF-BALANCE SHEET:
     Commitments to extend credit..........       --       61      --        99
     Unused lines of credit................       --      135      --       921
     Loans sold with recourse (including
      bond loans)..........................     (314)   (314)     (436)    (436)
                                             ======== ======= ========  =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Incorporated herein by this reference is the information set forth in the sections entitled "DIRECTORS AND EXECUTIVE OFFICERS--Directors" and "-- Executive Officers" and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE contained in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated herein by this reference is the information set forth in the sections entitled "COMPENSATION AND OTHER INFORMATION" and "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" contained in the 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by this reference is the information set forth in the sections entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "SECURITY OWNERSHIP OF MANAGEMENT" contained in the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by this reference is the information set forth in the section entitled "RELATED PARTY TRANSACTIONS" contained in the 1999 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

                                                                           Page
                               Description                                 No.
                               -----------                                 ----
Independent Auditors' Report.............................................. F-2
Consolidated Statements of Financial Condition at June 30, 1999 and 1998.. F-3
Consolidated Statements of Earnings for Each of the Years in the Three-
 Year Period Ended June 30, 1999.......................................... F-4
Consolidated Statements of Comprehensive Income for Each of the Years in
 the Three-Year Period Ended June 30, 1999................................ F-5
Consolidated Statements of Stockholders' Equity for Each of the Years in
 the Three-Year Period Ended June 30, 1999................................ F-6
Consolidated Statements of Cash Flows for Each of the Years in the Three-
 Year Period Ended June 30, 1999.......................................... F-7
Notes to Consolidated Financial Statements................................ F-8

  (a)(2) Financial Statement Schedules

  All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

  (a)(3) Exhibits

 Exhibit
 Number                                Description
 -------                               -----------
  3.1    Certificate of Incorporation of Quaker City Bancorp, Inc.(1)
  3.2    Bylaws of Quaker City Bancorp, Inc.(1)
 10.1    Quaker City Bancorp, Inc. 1993 Incentive Stock Option Plan.*(1)
         Quaker City Bancorp, Inc. 1993 Stock Option Plan for Outside
 10.2     Directors.*(1)
 10.3    Quaker City Federal Savings and Loan Association Recognition and
         Retention Plan for Officers and Employees.*(1)
 10.4    Quaker City Federal Savings and Loan Association Recognition and
         Retention Plan for Outside Directors.*(1)
 10.5    Employment Agreements between Quaker City Bancorp, Inc. and Quaker
         City Federal Savings and Loan Association, respectively, and J.L.
         Thomas as of January 1, 1994 and as amended to September 27, 1994, respectively.*(1)
 10.5.1  Quaker City Federal Savings and Loan Association Three Year Employment
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and J.L. Thomas dated June 23,
         1995.*(2)
 10.5.2  Employment Agreements between Quaker City Bancorp, Inc. and Quaker
         City Federal Savings and Loan Association, respectively, and J.L.
         Thomas as of July 1, 1996.*(3)
 10.5.3  Quaker City Federal Savings and Loan Association Three Year Employment
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and J.L. Thomas dated July 1,
         1997.*(4)
 10.5.4  Quaker City Federal Savings and Loan Association Three Year Employment
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and J. L. Thomas dated July 1,
         1998.*(5)
 10.6    Employment Agreements between Quaker City Bancorp, Inc. and Quaker
         City Federal Savings and Loan Association, respectively, and Frederic
         R. (Rick) McGill as of January 1, 1994 and as amended to September 27,
         1994, respectively.*(1)
 10.6.1  Quaker City Federal Savings and Loan Association Two Year Employment
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Frederic R (Rick) McGill
         dated June 23, 1995.*(2)
 10.6.2  Employment Agreements between Quaker City Bancorp, Inc. and Quaker
         City Federal Savings and Loan Association, respectively, and Frederic
         R. (Rick) McGill as of July 1, 1996.*(3)
 10.6.3  Quaker City Federal Savings and Loan Association Three Year Employment
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Frederic R. McGill dated July
         1, 1997.*(4)
 10.6.4  Quaker City Federal Savings and Loan Association Three Year Employment
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Frederic R. McGill dated July
         1, 1998.*(5)
 10.6.5  Quaker City Federal Savings and Loan Association Three Year Employment
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Frederic R. McGill dated July
         1, 1999.*
 10.7    Change-in-Control Agreements between Quaker City Bancorp, Inc. and
         Quaker City Federal Savings and Loan Association, respectively, and
         Dwight L. Wilson as of January 1, 1994 and as amended to September 27,
         1994, respectively.*(1)

 Exhibit
 Number                                Description
 -------                               -----------
 10.7.1  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Dwight L. Wilson dated
         September 7, 1995.*(2)
 10.7.2  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Dwight L. Wilson dated July
         1, 1996.*(3)
 10.7.3  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Dwight L. Wilson dated July
         1, 1997.*(4)
 10.7.4  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Dwight L. Wilson dated July
         1, 1998.*(5)
 10.7.5  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Dwight L. Wilson dated July
         1, 1999.*
 10.8    Change-in-Control Agreements between Quaker City Bancorp, Inc. and
         Quaker City Federal Savings and Loan Association, respectively, and
         Harold L. Rams as of January 1, 1994 and as amended to September 27,
         1994, respectively.*(1)
 10.8.1  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Harold Rams dated July 1,
         1995.*(2)
 10.8.2  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Harold Rams dated July 1,
         1996.*(3)
 10.8.3  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Harold Rams dated July 1,
         1997.*(4)
 10.8.4  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Harold Rams dated July 1,
         1998.*(5)
 10.8.5  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Harold Rams dated July 1,
         1999.*
 10.9    Change-in-Control Agreements between Quaker City Bancorp, Inc. and
         Quaker City Federal Savings and Loan Association, respectively, and
         Kathryn M. Hennigan as of January 1, 1994 and as amended September 27,
         1994, respectively.*(1)
 10.9.1  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Kathryn M. Hennigan dated
         July 1, 1995.*(2)
 10.9.2  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Kathryn M. Hennigan dated
         July 1, 1996.*(3)
 10.9.3  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Kathryn M. Hennigan dated
         July 1, 1997.*(4)

 Exhibit
 Number                               Description
 -------                              -----------
 10.9.4  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Kathryn M. Hennigan dated
         July 1, 1998.*(5)
 10.9.5  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Kathryn M. Hennigan dated
         July 1, 1999.*
 10.10   Change-in-Control Agreements between Quaker City Bancorp, Inc. and
         Quaker City Federal Savings and Loan Association, respectively, and
         Karen A. Tannheimer as of January 1, 1994 and as amended to September
         27, 1994, respectively.*(1)
 10.10.1 Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Karen A. Tannheimer dated
         June 23, 1995.*(2)
 10.10.2 Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Karen A. Tannheimer dated
         July 1, 1996.*(3)
 10.10.3 Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Karen A. Tannheimer dated
         July 1, 1997.*(4)
 10.10.4 Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Karen A. Tannheimer dated
         July 1, 1998.*(5)
 10.10.5 Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Karen A. Tannheimer dated
         July 1, 1999.*
 10.11   Change-in-Control Agreements between Quaker City Bancorp, Inc. and
         Quaker City Federal Savings and Loan Association, respectively, and
         Robert C. Teeling as of January 1, 1994 and as amended to September
         27, 1994, respectively.*(1)
 10.11.1 Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Robert C. Teeling dated July
         1, 1995.*(2)
 10.11.2 Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Robert C. Teeling dated July
         1, 1996.*(3)
 10.11.3 Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Robert C. Teeling dated July
         1, 1997.*(4)
 10.11.4 Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Robert C. Teeling dated July
         1, 1998.*(5)
 10.11.5 Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Robert C. Teeling dated July
         1, 1999.*
 10.12   The Quaker City Federal Savings and Loan Association Supplemental
         Executive Retirement Plan.*(1)

 Exhibit
 Number                                Description
 -------                               -----------
 10.13   Quaker City Federal Savings Association Employee Stock Ownership Trust
         Loan and Security Agreement between California Central Trust Bank, as trustee (the "Trustee") and Quaker City Bancorp, Inc. dated as of
         December 30, 1993 and related Promissory Note and Security Agreement
         Re Instruments or Negotiable Documents to be Deposited of the Trustee
         dated December 30, 1993.*(1)
 10.14   Quaker City Bancorp, Inc. 1997 Stock Incentive Plan.*(4)
 10.15   Change in Control Agreements between Quaker City Bancorp, Inc. and
         Quaker City Federal Savings and Loan Association, respectively, and
         Hank H. Kadowaki as of April 1, 1998.*(5)
 10.15.1 Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Hank H. Kadowaki dated July
         1, 1998.*(5)
 10.15.2 Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Hank H. Kadowaki dated July
         1, 1999.*
 11.1    Statement Regarding Computation of Earnings Per Share.
 21      Subsidiaries of Quaker City Bancorp, Inc.
 23      Consent of KPMG LLP.
 27      Financial Data Schedule.

--------
 * Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.
(1) Incorporated by reference to the corresponding exhibit to the Registrant's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1994.
(2) Incorporated by reference to the corresponding exhibit to the Registrant's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1995.
(3) Incorporated by reference to the corresponding exhibit to the Registrant's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1996.
(4) Incorporated by reference to the corresponding exhibit to the Registrant's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1997.
(5) Incorporated by reference to the corresponding exhibit to the Registrant's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1998.

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

DATE: September 24, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

    /s/     J. L. Thomas                Chairman of the Board      September 24, 1999
____________________________________
            J. L. Thomas

 /s/  Frederic R. (Rick) McGill        Director, President and     September 24, 1999
____________________________________   Chief Executive Officer
     Frederic R. (Rick) McGill           (Principal Executive
                                               Officer)

  /s/     Dwight L. Wilson              Senior Vice President,     September 24, 1999
____________________________________        Treasurer and
          Dwight L. Wilson             Chief Financial Officer
                                         (Principal Financial
                                               Officer)
                                        (Principal Accounting
                                               Officer)

   /s/    David T. Cannon                      Director            September 24, 1999
____________________________________
          David T. Cannon

  /s/    David S. Engelman                     Director            September 24, 1999
____________________________________
         David S. Engelman

  /s/     Alfred J. Gobar                      Director            September 24, 1999
____________________________________
          Alfred J. Gobar

  /s/     Wayne L. Harvey                      Director            September 24, 1999
____________________________________
          Wayne L. Harvey

/s/     David K. Leichtfuss                    Director            September 24, 1999
____________________________________
        David K. Leichtfuss

   /s/    Edward L. Miller                     Director            September 24 , 1999
____________________________________
          Edward L. Miller