Form 10-Q
period 1999-09-30
QUAKER CITY BANCORP INC
filed 1999-11-12
CIK 912465

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                    ------------------

                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER: 0-22528


                           QUAKER CITY BANCORP, INC.
          ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                              95-4444221
--------                                                              ----------
(State or other jurisdiction of                                 (I.R.S. employer
incorporation or organization)                               identification no.)


7021 GREENLEAF AVENUE, WHITTIER, CALIFORNIA                                90602
-------------------------------------------                                -----
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

                      YES [X]      NO [ ]

Number of shares outstanding of the registrant's sole class of common stock at November 12, 1999: 5,329,107.

                           QUAKER CITY BANCORP, INC.
                                     Index


PART  I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Statements of Financial Condition (unaudited) as of September 30, 1999 and June 30, 1999..........................................  3

           Consolidated Statements of Operations (unaudited) for the
           Three Months Ended September 30, 1999 and 1998...................................  4

           Consolidated Statements of Comprehensive Income (unaudited)
           for the Three Months Ended September 30, 1999 and 1998...........................  5

           Consolidated Statements of Cash Flows (unaudited) for the
           Three Months Ended September 30, 1999 and 1998...................................  6

           Notes to Consolidated Financial Statements.......................................  8

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations....................................................................... 10

PART II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K................................................. 22

                           QUAKER CITY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   Unaudited
                       (In thousands, except share data)


                                                                               September 30,        June 30,
                                                                                   1999              1999
                                                                                  ------            ------
Assets
    Cash and due from banks.............................................          $    7,236       $    7,705
    Interest-bearing deposits...........................................                 447              323
    Federal funds sold and other short-term investments.................              10,620           25,120
    Investment securities held to maturity..............................              14,911           11,986
    Loans receivable, net...............................................             856,779          821,190
    Loans receivable held for sale......................................               5,571           17,028
    Mortgage-backed securities held to maturity.........................              84,004           84,078
    Mortgage-backed securities available for sale.......................              16,790           15,783
    Real estate held for sale...........................................               1,800            3,138
    Federal Home Loan Bank stock, at cost...............................              13,162           12,221
    Office premises and equipment, net..................................               6,425            6,430
    Accrued interest receivable and other assets........................               6,997            8,435
                                                                                  ----------       ----------
         Total assets...................................................          $1,024,742       $1,013,437
                                                                                  ==========       ==========

Liabilities and Stockholders' Equity

    Deposits............................................................          $  692,772       $  677,839
    Federal Home Loan Bank advances.....................................             231,550          234,700
    Deferred tax liability..............................................               1,669            1,694
    Accounts payable and accrued expenses...............................               4,622            4,612
    Other liabilities...................................................              11,258           13,288
                                                                                  ----------       ----------
         Total liabilities..............................................             941,871          932,133
                                                                                  ----------       ----------


    Stockholders' equity:
    Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 5,385,107 shares and 5,457,107 at September 30,
       1999 and June 30, 1999, respectively.............................                  54               55
    Additional paid-in capital..........................................              72,533           72,681
    Accumulated other comprehensive (loss) income.......................                  (1)              33
    Retained earnings, substantially restricted.........................              11,528            9,855
    Deferred compensation...............................................              (1,243)          (1,320)
                                                                                  ----------       ----------
         Total stockholders' equity.....................................              82,871           81,304
                                                                                  ----------       ----------
         Total liabilities and stockholders' equity.....................          $1,024,742       $1,013,437
                                                                                  ==========       ==========


         See accompanying notes to consolidated financial statements.

                           QUAKER CITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited
                     (In thousands, except per share data)

                                                                               Three Months Ended
                                                                                  September 30,
                                                                              1999            1998
                                                                             ------          ------
Interest income:
 Loans receivable......................................................        $17,182          $14,716
 Mortgage-backed securities............................................          1,657            1,823
 Investment securities.................................................            215              144
 Other.................................................................            281              492
                                                                               -------          -------
     Total interest income.............................................         19,335           17,175
                                                                               -------          -------

Interest expense:
 Deposits..............................................................          7,825            7,227
 Federal Home Loan Bank advances and other borrowings..................          3,151            2,780
                                                                               -------          -------
     Total interest expense............................................         10,976           10,007
                                                                               -------          -------
 Net interest income before provision for loan losses..................          8,359            7,168
Provision for loan losses..............................................            400              400
                                                                               -------          -------
 Net interest income after provision for loan losses...................          7,959            6,768
                                                                               -------          -------

Other income:
 Loan servicing charges and deposit fees...............................            741              806
 Gain on sale of loans held for sale...................................            132               43
 Commissions...........................................................            177              175
 Gain on sale of securities available for sale.........................              -              345
 Other.................................................................             10                8
                                                                               -------          -------
     Total other income................................................          1,060            1,377
                                                                               -------          -------

Other expense:
 Compensation and employee benefits....................................          2,422            2,332
 Occupancy, net........................................................            606              542
 Federal deposit insurance premiums....................................            138              131
 Data processing.......................................................            242              199
 Advertising and promotional...........................................            183              109
 Consulting fees.......................................................            180              122
 Other general and administrative expense..............................            626              596
                                                                               -------          -------
     Total general and administrative expense..........................          4,397            4,031
 Real estate operations, net...........................................           (180)              47
     Total other expense...............................................          4,217            4,078
                                                                               -------          -------
Earnings before income taxes and
     cumulative effect of change in accounting principle...............          4,802            4,067
Income taxes...........................................................          2,112            1,771
Earnings before cumulative
     effect of change in accounting principle..........................          2,690            2,296
Cumulative effect of change in
       accounting principle, net of taxes..............................              -              162
                                                                               -------          -------
Net earnings...........................................................        $ 2,690          $ 2,458
                                                                               =======          =======
Basic earnings per share...............................................          $0.52            $0.45
Diluted earnings per share.............................................          $0.49            $0.42


         See accompanying notes to consolidated financial statements.

                           QUAKER CITY BANCORP, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   Unaudited
                                 (In thousands)


                                                                                    Three Months Ended
                                                                                      September 30,
                                                                                   1999           1998
                                                                                  ------         ------

Net earnings.............................................................           $2,690          $2,458
Other comprehensive income:

 Unrealized holding loss on securities
     available for sale arising during the period, net of taxes..........              (34)           (267)

 Less: realized gain included in net earnings and
     previously included in other comprehensive income, net of taxes.....                -            (365)
                                                                                    ------          ------
Increase (decrease) in accumulated other
 comprehensive income, net of tax........................................              (34)             98
                                                                                    ------          ------
 Total comprehensive income..............................................           $2,656          $2,556
                                                                                    ======          ======



          See accompanying notes to consolidated financial statements.

                           QUAKER CITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                                 (In thousands)

                                                                                             Three Months Ended
                                                                                                September 30,
                                                                                          1999                 1998
                                                                                         ------               ------

Cash flows from operating activities:
    Net earnings....................................................................      $   2,690            $  2,458
                                                                                          ---------            --------
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Cumulative effect of change in accounting principle.........................              -                (162)
        Depreciation and amortization...............................................           (182)               (164)
        Provision for loan losses...................................................            400                 400
        Write-downs on real estate held for sale....................................              -                  19
        Gain on sale of real estate held for sale...................................           (179)               (174)
        Gain on sale of loans held for sale.........................................           (132)                (29)
        Gain on sale of securities available for sale...............................              -                (345)
        Loans originated for sale...................................................        (11,094)            (11,463)
        Proceeds from sale of loans held for sale...................................         22,556               9,097
        Federal Home Loan Bank (FHLB) stock dividend received.......................           (159)               (168)
        (Increase) decrease in accrued interest receivable and other assets.........          1,438                (930)
        Increase (decrease) in other liabilities....................................         (2,030)              8,354
        Increase (decrease) in accounts payable and accrued expenses................             10                (689)
        Other.......................................................................             52               1,169
                                                                                          ---------            --------
            Total adjustments.......................................................         10,680               4,915
                                                                                          ---------            --------
            Net cash provided by operating activities...............................         13,370               7,373
                                                                                          ---------            --------

Cash flows from investing activities:
    Loans originated for investment.................................................        (57,540)            (36,432)
    Loans purchased for investment..................................................        (10,835)             (8,677)
    Principal repayments on loans...................................................         32,842              34,362
    Purchases of investment securities held to maturity.............................         (3,085)             (9,995)
    Maturities and principal repayments of investment securities held to maturity...              -                 103
    Proceeds from sale of investment securities available for sale..................              -               1,135
    Purchases of mortgage-backed securities available for sale......................         (1,750)                  -
    Purchases of mortgage-backed securities held to maturity........................         (3,006)            (33,202)
    Principal repayments on mortgage-backed securities held to maturity.............          2,991               1,952
    Sale of mortgage-backed securities available for sale...........................              -              29,636
    Principal repayments on mortgage-backed securities available for sale...........            720               5,603
    Proceeds from sale of real estate held for sale.................................          1,822                 726
    Purchase of FHLB stock..........................................................           (782)                  -
    Investment in office premises and equipment.....................................           (266)             (1,394)
                                                                                          ---------            --------
            Net cash used by investing activities...................................        (38,889)            (16,183)
                                                                                          ---------            --------

Cash flows from financing activities:
    Increase in deposits............................................................         14,933              27,466
    Proceeds from funding of FHLB advances..........................................        103,050              51,500
    Repayments of FHLB advances.....................................................       (106,200)            (82,650)
    Stock options exercised.........................................................             86                 179
    Repurchase of stock.............................................................         (1,449)             (1,064)
                                                                                          ---------            --------
            Net cash (used) provided by financing activities........................         10,420              (4,569)
                                                                                          ---------            --------
            Decrease in cash and cash equivalents...................................        (15,099)            (13,379)
Cash and cash equivalents at beginning of period....................................         33,148              39,452
                                                                                          ---------            --------
Cash and cash equivalents at end of period..........................................      $  18,049            $ 26,073
                                                                                          =========            ========

                           QUAKER CITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)
                                   Unaudited
                                 (In thousands)



                                                                                      Three Months Ended
                                                                                         September 30,
                                                                                    1999               1998
                                                                                   ------             ------

Supplemental disclosures of cash flow information:
 Interest paid (including interest credited)................................         $11,230            $10,022
 Cash paid for income taxes.................................................               -                170
                                                                                     =======            =======

Supplemental schedule of noncash investing and financing activities:
 Additions to loans resulting from the sale of real estate
  acquired through foreclosure..............................................               -                838

 Additions to real estate acquired through foreclosure......................             524              1,429
 Reclassification of MBS from held to maturity to available for sale........               -             77,961
                                                                                     =======            =======





         See accompanying notes to consolidated financial statements.

QUAKER CITY BANCORP, INC.
Notes to Consolidated Financial Statements


1. The consolidated statement of financial condition as of September 30, 1999 and the related consolidated statements of operations, comprehensive income and cash flows for the three months ended September 30, 1999 and 1998 are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial condition of Quaker City Bancorp, Inc. (the "Company") as of September 30, 1999 and its results of operations, comprehensive income and cash flows for the three months ended September 30, 1999 and 1998. The results of operations for the unaudited periods are not necessarily indicative of the results of operations to be expected for the entire year of fiscal 2000.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 1999.

2. Earnings per share is reported on both a basic and diluted basis. Basic earnings per share is determined by dividing net earnings by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Earnings per share for the three months ended September 30, 1999 and 1998 are as follows:


                                                 Three Months Ended            Three Months Ended
                                                    September 30,                September 30,
                                                        1999                          1998

                                                 Basic         Diluted        Basic         Diluted
                                                 -----         -------        -----         -------

   Earnings before cumulative effect
      of change in accounting principle.......       $0.52         $0.49          $0.42         $0.40

   Cumulative effect of change
     in accounting principle, net of taxes....           -             -           0.03          0.02
                                                     -----         -----          -----         -----
   Net earnings...............................       $0.52         $0.49          $0.45         $0.42
                                                     =====         =====          =====         =====

3. In June 1998 the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. It specifies necessary conditions to be met to designate a derivative as a hedge. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Early implementation is permitted under this statement and the Company implemented SFAS No. 133 effective July 1, 1998. Upon implementation, approximately $78.0 million in mortgage-backed securities ("MBS") were reclassified from held to maturity to available for sale. In the first quarter of fiscal 1999, the Company sold $29.6 million of these reclassified MBS for a gain after tax of $162,000, which is accounted for as the cumulative effect of a change in accounting principle in the accompanying consolidated statements of operations.

QUAKER CITY BANCORP, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Quaker City Bancorp, Inc., incorporated in Delaware, is primarily engaged in the savings and loan business through its wholly owned subsidiary, Quaker City Federal Savings and Loan Association (the "Association"). At September 30, 1999, the Association operated ten retail banking offices in Southern California. In October, the Company closed an acquisition of one retail bank branch in Rowland Heights, California. This acquisition has provided the Company with an expanded customer base and approximately $46.0 million of additional retail deposits. The Association is subject to significant competition from other financial institutions, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

The Company is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds primarily in loans secured by multifamily mortgages, one-to-four family residential mortgages, commercial mortgages and MBS.


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Total stockholders' equity for the Company was $82.9 million at September 30, 1999, compared to $81.3 million at June 30, 1999. Consolidated assets totaled $1.0 billion at September 30, 1999, an increase of $11.3 million compared to June 30, 1999.

In the fourth quarter of fiscal 1999, the Company announced its intention to repurchase up to an additional 275,000 shares (approximately 4.99% of the then outstanding shares) of Company common stock. As of November 12, 1999, 203,000 shares of Company common stock have been repurchased under this latest repurchase program.

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not currently engage in trading activities. The Company's financial instruments include interest sensitive loans receivable, federal funds sold, MBS, investment securities, FHLB stock, deposits and borrowings. At September 30, 1999, the Company's interest sensitive assets and interest sensitive liabilities totaled approximately $1.0 billion and $898.8 million, respectively. The composition of the Company's financial instruments subject to market risk has not changed significantly since June 30, 1999.

Total loans receivable (including loans receivable held for sale) amounted to $862.4 million at September 30, 1999, compared to $838.2 million at June 30, 1999. The following table presents loans receivable at the dates indicated:


                                                    At September 30,       At June 30,
                                                          1999                1999
                                                          ----                ----
                                                               (In millions)

One-to-four family..............................         $307.4               $312.4
Multifamily.....................................          413.4                391.6
Commercial and land.............................          148.6                140.8
Other...........................................            8.1                  7.7
Unamortized discounts...........................           (6.0)                (5.6)
Allowance for loan losses.......................           (9.1)                (8.7)
                                                         ------               ------
     Total......................................         $862.4               $838.2
                                                         ======               ======

Loan originations and purchases totaled $79.5 million for the quarter ended September 30, 1999, compared to $56.6 million for the quarter ended September 30, 1998.

Loan originations and purchases were comprised of the following:


                                                        For the three months ended

                                                   September 30,         September 30,
                                                       1999                  1998
                                                       ----                  ----
                                                              (In millions)

One-to-four family..............................       $18.3                  $18.4
Multifamily.....................................        44.1                   22.7
Commercial and land.............................        16.6                   14.5
Other...........................................         0.5                    1.0
                                                       -----                  -----
    Total loans originated and purchased........       $79.5                  $56.6
                                                       =====                  =====

The increase in loan production for the three months ended September 30, 1999 as compared to the same periods in the previous year is primarily a result of an increase in multifamily loan originations. At present, the Company expects to continue its focus on multifamily and commercial and industrial lending during the current fiscal year.

MBS held to maturity amounted to $84.0 million at September 30, 1999, compared to $84.1 million at June 30, 1999. MBS available for sale amounted to $16.8 million at September 30, 1999, compared to $15.8 million at June 30, 1999.

From time to time the Company has obtained advances from the Federal Home Loan Bank ("FHLB") as an alternative to retail deposit funds. The net repayments of FHLB advances were $3.2 million for the three months ended September 30, 1999. Deposits increased by $14.9 million for the three months ended September 30, 1999. This increase in deposits enabled the Company to fund asset growth during the period.

In addition to FHLB advances and proceeds from increases in customer deposits, other sources of liquidity for the Company include principal repayments on loans and MBS, proceeds from sales of loans held for sale and other cash flows generated from operations. Principal repayments on loans were $32.8 million and $34.4 million for the three months ended September 30, 1999 and 1998, respectively.

Proceeds from loan sales amounted to $22.6 million for the quarter ended September 30, 1999 as compared to $9.1 million for the quarter ended September 30, 1998. At present, the Company's policy is to sell most 30 and 15 year fixed-rate one-to-four family loans as well as certain adjustable-rate one-to-four family loans, multifamily loans, and commercial and industrial loans originated that meet predefined criteria. Loans serviced for others increased to $298.3 million at September 30, 1999, from $284.2 million at June 30, 1999, primarily due to an increase in loans sold.

Savings and loan associations must, by regulation, maintain minimum levels of liquidity as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Association's average liquidity ratio for the quarters ended September 30, 1999 and 1998 was 4.89% and 4.72%, respectively.

Sources of capital and liquidity for the Company on a standalone basis include distributions from the Association and borrowings such as securities sold under agreements to repurchase. Dividends and other capital distributions from the Association are subject to regulatory restrictions.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 1999 and 1998  The Company
   ----------------------------------------------------------------
recorded net earnings of $2.7 million, $0.49 per diluted share for the quarter ended September 30, 1999. This compares to net earnings of $2.5 million, $0.42 per diluted share for the same quarter last year. Net earnings for the quarter ended September 30, 1998 included gains totaling $365,000 after tax on the sale of securities available for sale and a gain from the cumulative effect of change in accounting principle. Adjusting earnings for these items, net earnings for the comparative quarter ended September 30, 1998 would have been $2.1 million, $0.36 per share diluted. The increase in net earnings for the quarter ended September 30, 1999 as compared to September 30, 1998 is primarily a result of an increase in net interest income as discussed below.

Interest Income  Interest income amounted to $19.3 million for the quarter ended
---------------
September 30, 1999 as compared to $17.2 million for the quarter ended September 30, 1998. The increase in interest income is primarily a result of a larger earning asset base partially offset by a decrease in the yield on interest-earning assets for the respective period compared to the same period in the previous year.

Interest Expense  Interest expense for the quarter ended September 30, 1999 was
 ----------------
$11.0 million, compared to $10.0 million for the same quarter in the previous year. The increase in interest expense for the three months ended September 30, 1999 is primarily a result of an increase in the average balance of interest-bearing liabilities partially offset by a decrease in the cost of interest-bearing liabilities during the period.

Net Interest Income  Net interest income before provision for loan losses for
   -------------------
the quarter ended September 30, 1999 amounted to $8.4 million compared to $7.2 million for the same period last year. The net interest margin for the quarter ended September 30, 1999 was 3.37%, a one basis point increase from the same period last year. The slight increase in the net interest margin is primarily a result of the decrease in the cost of interest-bearing liabilities offset by a decrease in the yield on interest-earning assets. The increase in net interest income is primarily a result of an increase in the amount of interest-earning assets relative to interest-bearing liabilities in the respective periods.

The following table displays average interest rates on the Company's interest-earning assets and interest-bearing liabilities:


                                                             Three month average
                                                             -------------------

                                                   September 30,        September 30,
                                                        1999                 1998
                                                        ----                 ----

Yield on interest-earning assets...............          7.79%                8.03%
Cost of interest-bearing liabilities...........          4.92%                5.17%
                                                         ----                 ----
Interest rate spread (1).......................          2.87%                2.86%
                                                         ====                 ====

Net interest margin (2)........................          3.37%                3.36%
                                                         ====                 ====

(1) The interest rate spread represents the difference between the weighted-average rate on interest-earning assets and the weighted average rate on interest-bearing liabilities.
(2) The net interest margin represents net interest income as a percentage of average interest-earning assets.

 Provision for Loan Losses  The provision for loan losses remained unchanged at
 -------------------------
$400,000 for the three months ended September 30, 1999, compared to the same period last year. The allowance for loan losses is maintained at an amount management considers adequate to cover losses on loans receivable which are deemed probable and estimable and is based on management's evaluation of the risks inherent in its loan portfolio and the general economy. A number of factors are considered, including asset classifications, estimated collateral values, local economic conditions, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Company's underwriting policies.

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

The following is a summary of the activity in the allowance for loan losses:



                                                                   At or for the
                                                                 Three Months Ended
                                                         September 30,        September 30,
                                                              1999                1998
                                                              ----                ----
                                                                   (In thousands)

Allowance for loan losses:

Balance at beginning of period......................        $8,684              $7,955
Provision for loan losses...........................           400                 400
Charge-offs.........................................           (30)               (647)
Recoveries..........................................            16                   -
                                                            ------              ------
Balance at end of period............................        $9,070              $7,708
                                                            ======              ======

Other Income   Other income for the three months ended September 30, 1999 was
------------
$1.1 million compared to $1.4 million for the same period last year. The decrease in other income for the three months ended September 30, 1999 was primarily a result of pretax gains of $345,000 for the quarter ended September 30, 1998 related to the sale of securities available for sale. The after tax gain on the sale of these securities for the three months ended September 30, 1998 was $203,000. In addition, during the same quarter of the previous year there were increases in prepayment fees on loans due to increased loan payoffs in fiscal 1999.

Other Expense   Other expense for the three months ended September 30, 1999 was
-------------
$4.2 million, compared to $4.1 million the same period last year.   The increase
in other expense for the three months ended September 30, 1999 was primarily a result of the relocation of an existing branch to a larger and more accessible location in August 1998 and the cost of preparing for the Year 2000 computer issue. The increase in these costs were partially offset by a gain on the sale of real estate held for sale of $180,000, net. The efficiency ratio for the quarter ended September 30, 1999 improved to 47.35% compared to 49.42% for the same period last year. The efficiency ratio is the measurement of general and administrative expense as a percentage of net interest income and other income, excluding nonrecurring items.

Income Taxes   The Company's effective tax rates were 44.0% and 43.5% for the
------------
quarters ended September 30, 1999 and 1998, respectively. The effective tax rates were comparable to the applicable statutory rates in effect.

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

Validation-Testing of IT assets and non-IT assets as well as testing of third-party vendors and service providers for Year 2000 issues. The testing of IT assets and non-IT assets is substantially complete. The testing of third-party vendors and service providers was substantially completed by June 30, 1999. Testing of all mission-critical systems was also completed by June 30, 1999.

Implementation-This phase began with the replacement of ATM hardware, and continued with the installation and/or upgrade of both IT and non-IT assets. Consistent with OTS guidelines, the Company's deadline of mid-1999 for completion of this phase has been met. As the Company progresses through the remaining months of 1999, the Company will continue close oversight of vendors and service providers, and will take any remedial action deemed necessary to maintain its Year 2000 ready status.

Costs to Address the Year 2000 issue  The total cost of the Company's plan to
------------------------------------
address the Year 2000 issue is currently estimated to be $1.5 million, including estimates of personnel costs, and is comprised primarily of costs for equipment and software that will be acquired and depreciated over its useful life in accordance with Company policy. Any personnel and consulting costs have been and will continue to be expensed as incurred. These currently contemplated Year 2000 compliance costs are expected to be funded primarily through operating cash flow and are not expected to have a material adverse effect on
the Company's business, financial condition or results of operations.   As of
September 30, 1999, the costs incurred related to Year 2000 have been approximately $1.3 million, which includes estimates of personnel costs.

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

Contingency Plans   Where it has been possible to do so, the Company has
-----------------
completed Year 2000 readiness testing with third-party vendors and service providers. Where this was not possible, the Company has relied upon either proxy testing or certifications of Year 2000 compliance from vendors and service providers. The Company's extensive correspondence with and tracking of vendor progress has resulted in documentation attesting to the Year 2000 readiness of most of its vendors and service providers. Where the Company has been unable to secure such documentation, alternate vendors and service providers have been selected.

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

ASSET QUALITY

The following table sets forth information regarding nonaccrual loans, troubled debt restructured loans and real estate acquired through foreclosure at the dates indicated:


                                                                           At               At               At
                                                                     September 30,       June 30,      September 30,
                                                                          1999             1999             1998
                                                                          ----             ----             ----

                                                                                  (Dollars in thousands)

   ...........................................................
Nonaccrual loans (1):
  Real estate loans:
    One-to-four family........................................              $ 3,048       $ 3,062            $ 2,426
    Multifamily...............................................                    -             -                592
    Commercial and land.......................................                1,797         1,752              1,686
    Consumer..................................................                  110           170                  -
                                                                             -------       -------            -------
    Total nonaccrual loans (1)................................                 4,955         4,984              4,704
Troubled debt restructured loans..............................                   216           218                222
                                                                             -------       -------            -------
        Total nonperforming loans.............................                 5,171         5,202              4,926
Real estate acquired through foreclosure......................                 1,800         2,340              2,524
                                                                             -------       -------            -------
         Total nonperforming assets...........................               $ 6,971       $ 7,542            $ 7,450
                                                                             =======       =======            =======

Nonperforming loans as a percentage of gross loans (2)........                  0.59%         0.61%              0.68%
Nonperforming assets as a percentage of total assets (3)......                  0.68%         0.74%              0.83%

General Valuation Allowance (GVA) on loans
    as a percentage of gross loans............................                  0.97%         0.96%              0.90%
GVA on loans as a percentage of total nonperforming loans.....                164.55%       158.02%            132.81%
Total GVA as a percentage of total nonperforming assets (4)...                122.06%       108.99%             90.16%

(1) Nonaccrual loans are net of specific allowances of $51,000, $68,000 and $317,000 at September 30, 1999, June 30, 1999 and September 30, 1998,
    respectively.
(2) Nonperforming loans include nonaccrual and troubled debt restructured loans. Gross loans include loans held for sale.
(3) Nonperforming assets include nonperforming loans and REO.
(4) Total GVA includes loan and REO general valutation allowances.

The Company's nonaccrual policy provides that interest accruals generally are to be discontinued once a loan is past due for a period of 60 days or more. Loans may also be placed on nonaccrual status even though they are less than 60 days past due if management concludes that it is probable that the borrower will not be able to comply with the repayment terms of the loan.

The Company defines nonperforming loans as nonaccrual loans and troubled debt restructured loans (at September 30, 1999, all troubled debt restructured loans were performing according to their restructured terms). Nonperforming loans are reported net of specific allowances. Nonperforming assets are defined as nonperforming loans and real estate acquired through foreclosure.

Nonperforming assets decreased to $7.0 million, 0.68% of total assets at September 30, 1999, compared to $7.5 million, 0.74% of total assets at June 30, 1999. The decrease in nonperforming assets for the three month period is primarily a result of a reduction in real estate acquired through foreclosure.

Impaired Loans  A loan is considered impaired when based on current
--------------
circumstances and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Creditors are required to measure impairment of a loan based on any one of the following: (i) the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, (ii) an observable market price or (iii) the fair value of the loan's underlying collateral. The Company measures loan impairment based upon the fair value of the loan's underlying collateral property. Impaired loans exclude large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include all loans with principal balances of less than $300,000. At September 30, 1999, the Company had a gross investment in impaired loans of $1.7 million, including $1.4 million for which specific valuation allowances of $279,000 had been established and $300,000 for which no specific valuation allowance was considered necessary.

During the three months ended September 30, 1999, the Company's average investment in impaired loans was $1.8 million. For the three months ended September 30, 1999, income recorded on impaired loans totaled $32,000, substantially all of which was recorded utilizing the cash-basis method of accounting. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. All impaired loans were performing in accordance with their contractual terms at September 30, 1999.


REGULATORY CAPITAL

The OTS' capital regulations include three separate minimum capital requirements for savings institutions subject to OTS supervision. First, the tangible capital requirement mandates that the Association's stockholder's equity less intangible assets be at least 1.50% of adjusted total assets as defined in the capital regulations. Second, the core capital requirement currently mandates core capital (tangible capital plus qualifying supervisory goodwill) be at least 4.00% of adjusted total assets as defined in the capital regulations. Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital as defined by the OTS be at least 8.00% of risk-weighted assets as prescribed in the capital regulations. The capital regulations assign specific risk weightings to all assets and off-balance sheet items.

The Association was in compliance with all capital requirements in effect at September 30, 1999, and meets all standards necessary to be considered "well-capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The following table reflects the required and actual regulatory capital ratios of the Association at the dates indicated:


                                                                         FDICIA
                                                    FIRREA        "Well-capitalized"          Actual             Actual
Regulatory Capital Ratios for Quaker City          Minimum             Minimum          at September 30,       at June 30,
Federal Savings and Loan Association              Requirement         Requirement              1999               1999
------------------------------------              -----------         -----------              ----               ----

Tangible capital...........................                1.50%          N/A                  7.68%              7.48%

Core capital to adjusted total assets......                4.00%          5.00%                7.68%              7.48%

Core capital to risk-weighted assets.......                 N/A           6.00%               11.05%             11.05%

Total capital to risk-weighted assets......                8.00%         10.00%               12.25%             12.26%

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

                                           QUAKER CITY BANCORP, INC.

Date: November 12, 1999                    By: /s/ Dwight L. Wilson
      -----------------                        ------------------------------

                                           Dwight L. Wilson
                                           Senior Vice President,
                                           Treasurer and Chief Financial Officer