Form 10-Q
period 1999-12-31
QUAKER CITY BANCORP INC
filed 2000-02-11
CIK 912465

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999
                                    -----------------

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

                        YES [X]       NO[_]

Number of shares outstanding of the registrant's sole class of common stock at February 11, 2000: 5,204,107.

                           Quaker City Bancorp, Inc.

                                     Index



PART  I.    FINANCIAL INFORMATION
  Item 1.   Financial Statements

            Consolidated Statements of Financial Condition (unaudited) as of
            December 31, 1999 and June 30, 1999............................................................  3

            Consolidated Statements of Operations (unaudited) for the Three and Six Months
            Ended December 31, 1999 and 1998...............................................................  4

            Consolidated Statements of Comprehensive Income (unaudited) for the Three and Six Months Ended December 31, 1999 and 1998................................................  5

            Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended
            December 31, 1999 and 1998.....................................................................  6

            Notes to Consolidated Financial Statements.....................................................  8

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......... 10

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Stockholders................................................ 21

Item 6.     Exhibits and Reports on Form 8-K............................................................... 21

                           Quaker City Bancorp, Inc.
                Consolidated Statements of Financial Condition
                                   Unaudited
                       (In thousands, except share data)

                                                                         December 31,   June 30,
                                                                            1999         1999
                                                                            ----         ----
Assets
  Cash and due from banks.............................................   $   11,414   $    7,705
  Interest-bearing deposits...........................................        2,380          323
  Federal funds sold and other short-term investments.................        7,770       25,120
  Investment securities held to maturity..............................       11,986       11,986
  Investment securities available for sale............................        5,000           --
  Loans receivable, net...............................................      924,785      821,190
  Loans receivable held for sale......................................        9,322       17,028
  Mortgage-backed securities held to maturity.........................       85,693       84,078
  Mortgage-backed securities available for sale.......................       21,955       15,783
  Real estate held for sale...........................................          292        3,138
  Federal Home Loan Bank stock, at cost...............................       14,302       12,221
  Office premises and equipment, net..................................        7,112        6,430
  Accrued interest receivable and other assets........................        7,657        8,435
                                                                         ----------   ----------

     Total assets.....................................................   $1,109,668   $1,013,437
                                                                         ==========   ==========

Liabilities and Stockholders' Equity
  Deposits............................................................   $  739,120   $  677,839
  Federal Home Loan Bank advances.....................................      272,639      234,700
  Deferred tax liability..............................................        1,224        1,694
  Accounts payable and accrued expenses...............................        5,633        4,612
  Other liabilities...................................................        7,583       13,288
                                                                         ----------   ----------

     Total liabilities................................................    1,026,199      932,133
                                                                         ----------   ----------

  Stockholders' equity:
  Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 5,246,107 shares and 5,457,107 at December 31,
   1999 and June 30, 1999, respectively...............................           52           55
  Additional paid-in capital..........................................       72,062       72,681
  Accumulated other comprehensive (loss) income.......................          (55)          33
  Retained earnings, substantially restricted.........................       12,574        9,855
  Deferred compensation...............................................       (1,164)      (1,320)
                                                                         ----------   ----------

     Total stockholders' equity.......................................       83,469       81,304
                                                                         ----------   ----------

     Total liabilities and stockholders' equity.......................   $1,109,668   $1,013,437
                                                                         ==========   ==========

         See accompanying notes to consolidated financial statements.

                           Quaker City Bancorp, Inc.
                     Consolidated Statements of Operations
                                   Unaudited
                     (In thousands, except per share data)

                                                                 Three Months Ended   Six Months Ended
                                                                    December 31,        December 31,
                                                                   1999      1998      1999       1998
                                                                   ----      ----      ----       ----
Interest income:
   Loans receivable............................................  $17,929   $15,340   $35,111    $30,056
   Mortgage-backed securities..................................    1,777     1,508     3,434      3,331
   Investment securities.......................................      275       299       490        443
   Other.......................................................      269       483       550        975
                                                                 -------   -------   -------    -------
     Total interest income.....................................   20,250    17,630    39,585     34,805
                                                                 -------   -------   -------    -------
Interest expense:
   Deposits....................................................    8,419     7,522    16,244     14,749
   Federal Home Loan Bank advances and other borrowings........    3,194     2,506     6,345      5,286
                                                                 -------   -------   -------    -------
     Total interest expense....................................   11,613    10,028    22,589     20,035
                                                                 -------   -------   -------    -------

     Net interest income before provision for loan losses......    8,637     7,602    16,996     14,770

Provision for loan losses......................................      400       400       800        800
                                                                 -------   -------   -------    -------

Net interest income after provision for loan losses............    8,237     7,202    16,196     13,970
                                                                 -------   -------   -------    -------
Other income:
   Loan servicing charges and deposit fees.....................      881       591     1,622      1,397
   Gain on sale of loans held for sale.........................       78       121       210        164
   Commissions.................................................      235       174       412        349
   Gain on sale of securities available for sale...............       --       271        --        616
   Other.......................................................       (3)       20         7         28
                                                                 -------   -------   -------    -------
     Total other income........................................    1,191     1,177     2,251      2,554
                                                                 -------   -------   -------    -------
Other expense:
   Compensation and employee benefits..........................    2,518     2,428     4,940      4,760
   Occupancy, net..............................................      818       604     1,424      1,146
   Federal deposit insurance premiums..........................      152       129       290        260
   Data processing.............................................      262       232       504        431
   Advertising and promotional.................................      222       219       405        449
   Consulting fees.............................................      157       145       337        267
   Other general and administrative expense....................      593       684     1,219      1,189
                                                                 -------   -------   -------    -------
     Total general and administrative expense..................    4,722     4,441     9,119      8,502
   Real estate operations, net.................................     (274)       98      (454)       145
   Amortization of core deposit intangible.....................       19        --        19         --
                                                                 -------   -------   -------    -------
     Total other expense.......................................    4,467     4,539     8,684      8,647
                                                                 -------   -------   -------    -------
Earnings before income taxes, extraordinary items and
     cumulative effect of change in accounting principle.......    4,961     3,840     9,763      7,877
Income taxes...................................................    2,180     1,698     4,292      3,469
                                                                 -------   -------   -------    -------
Earnings before extraordinary items and cumulative
     effect of change in accounting principle..................    2,781     2,142     5,471      4,408
Extraordinary item, net of taxes...............................       --       (61)       --        (61)
Cumulative effect of change in accounting principle, net
     of taxes..................................................       --        --        --        162
                                                                 -------   -------   -------    -------
Net earnings...................................................  $ 2,781   $ 2,081   $ 5,471    $ 4,509
                                                                 =======   =======   =======    =======

Basic earnings per share.......................................    $0.55     $0.39     $1.07      $0.85
Diluted earnings per share.....................................    $0.52     $0.36     $1.01      $0.79


          See accompanying notes to consolidated financial statements.

                           Quaker City Bancorp, Inc.
                Consolidated Statements of Comprehensive Income
                                   Unaudited
                                 (In thousands)


                                                                  Three Months Ended     Six Months Ended
                                                                    December 31,            December 31,
                                                                   1999     1998           1999    1998
                                                                   ----     ----           ----    ----

Net earnings..................................................    $2,781   $2,081          $5,471  $4,539
Other comprehensive income:
     Unrealized holding loss on securities
          available for sale arising during the period, net of
          taxes...............................................       (54)    (407)            (88)   (674)

Less: realized gain included in net earnings and
          previously included in other comprehensive income,
          net of taxes........................................        --     (157)             --    (522)
                                                                  ------   ------          ------  ------
Decrease in accumulated other
     comprehensive income, net of tax.........................       (54)    (250)            (88)   (152)
                                                                  ------   ------          ------  ------
     Total comprehensive income...............................    $2,727   $1,831          $5,383  $4,387
                                                                  ======   ======          ======  ======


         See accompanying notes to consolidated financial statements.

                           Quaker City Bancorp, Inc.
                     Consolidated Statements of Cash Flows
                                   Unaudited
                                 (In thousands)

                                                                                        Six Months Ended
                                                                                          December 31,
                                                                                        1999        1998
                                                                                     ----------  ----------
Cash flows from operating activities:
    Net earnings...................................................................  $   5,471   $   4,539
                                                                                     ---------   ---------
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Cumulative effect of change in accounting principle........................         --        (162)
        Depreciation and amortization..............................................       (360)       (585)
        Provision for loan losses..................................................        800         800
        Write-downs on real estate held for sale...................................         --          47
        Gain on sale of real estate held for sale..................................       (580)       (199)
        Gain on sale of loans held for sale........................................       (210)       (164)
        Gain on sale of securities available for sale..............................         --        (616)
        Loans originated for sale..................................................    (25,825)    (30,214)
        Proceeds from sale of loans held for sale..................................     33,543      30,094
        Federal Home Loan Bank (FHLB) stock dividend received......................       (328)       (341)
        (Increase) decrease in accrued interest receivable and other assets........        778        (579)
        Increase (decrease) in other liabilities...................................     (5,705)      2,554
        Increase in accounts payable and accrued expenses..........................      1,021         786
        Other......................................................................        535        (592)
                                                                                     ---------   ---------
            Total adjustments......................................................      3,669         829
                                                                                     ---------   ---------
            Net cash provided by operating activities..............................      9,140       5,368
                                                                                     ---------   ---------
Cash flows from investing activities:
    Loans originated for investment................................................   (118,183)    (88,070)
    Loans purchased for investment.................................................    (56,942)    (50,008)
    Principal repayments on loans..................................................     71,454      69,441
    Purchases of investment securities held to maturity............................     (2,925)    (11,990)
    Maturities and principal repayments of investment securities held to maturity..      2,925       4,220
    Purchases of investment securities available for sale..........................     (5,000)         --
    Proceeds from sale of investment securities available for sale.................         --       1,558
    Purchases of mortgage-backed securities available for sale.....................     (7,550)         --
    Purchases of mortgage-backed securities held to maturity.......................     (8,007)    (40,259)
    Principal repayments on mortgage-backed securities held to maturity............      6,397       7,594
    Sale of mortgage-backed securities available for sale..........................         --      61,872
    Principal repayments on mortgage-backed securities available for sale..........      1,285       5,068
    Proceeds from sale of real estate held for sale................................      3,506         819
    Purchase of FHLB stock.........................................................     (1,753)         --
    Investment in office premises and equipment....................................     (1,385)     (1,528)
                                                                                     ---------   ---------
            Net cash used by investing activities..................................   (116,178)    (41,283)
                                                                                     ---------   ---------
Cash flows from financing activities:
    Increase in deposits...........................................................     61,281      54,096
    Proceeds from funding of FHLB advances.........................................    247,489      89,500
    Repayments of FHLB advances....................................................   (209,550)   (114,700)
    Stock options exercised........................................................        103         203
    Repurchase of stock............................................................     (3,869)     (2,288)
                                                                                     ---------   ---------
            Net cash provided by financing activities..............................     95,454      26,811
                                                                                     ---------   ---------
            Decrease in cash and cash equivalents..................................    (11,584)     (9,104)
Cash and cash equivalents at beginning of period...................................     33,148      39,452
                                                                                     ---------   ---------
Cash and cash equivalents at end of period.........................................  $  21,564   $  30,348
                                                                                     =========   =========

                           Quaker City Bancorp, Inc.
                     Consolidated Statements of Cash Flows
                                  (continued)
                                   Unaudited
                                 (In thousands)

                                                                                     Six Months Ended
                                                                                       December 31,
                                                                                      1999      1998
                                                                                    --------  --------
Supplemental disclosures of cash flow information:
  Interest paid (including interest credited)................................       $22,954   $20,957
Cash paid for income taxes...................................................         4,229     3,795
                                                                                    =======   =======
Supplemental schedule of noncash investing and financing activities:
Additions to loans resulting from the sale of real estate acquired through
 foreclosure.................................................................            --     1,042

Additions to real estate acquired through foreclosure........................           700     1,776
Reclassification of MBS from held to maturity to available for sale..........            --    77,961
Net change in accumulated other comprehensive income, net of taxes...........           (88)     (152)
                                                                                    =======   =======

         See accompanying notes to consolidated financial statements.

Quaker City Bancorp, Inc.
Notes to Consolidated Financial Statements


1. The consolidated statement of financial condition as of December 31, 1999 and the related consolidated statements of operations and comprehensive income for the three and six months ended December 31, 1999 and 1998 and the related consolidated statements of cash flows for the six months ended December 31, 1999 and 1998 are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial condition of Quaker City Bancorp, Inc. (the "Company") as of December 31, 1999 and its results of operations and comprehensive income for the three and six months ended December 31, 1999 and 1998 and cash flows for the six months ended December 31, 1999 and 1998. The results of operations for the unaudited periods are not necessarily indicative of the results of operations to be expected for the entire year of fiscal 2000.

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

2. Earnings per share is reported on both a basic and diluted basis. Basic earnings per share is determined by dividing net earnings by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Earnings per share for the three and six months ended December 31, 1999 and 1998 are as follows:

                                                              Three Months Ended         Six Months Ended
                                                                 December 31,               December 31,
                                                                     1999                      1999
                                                             Basic          Diluted      Basic      Diluted
                                                             -----          -------      -----      -------
Earnings before extraordinary item and cumulative
 effect of change in accounting  principle...............     $0.55           $0.52      $1.07       $1.01

Extraordinary item, net of taxes.........................        --              --         --          --

Cumulative effect of change
   in accounting principle, net of taxes.................        --              --         --          --
                                                              -----           -----      -----       -----
   Net earnings..........................................     $0.55           $0.52      $1.07       $1.01
                                                              =====           =====      =====       =====

                                                               Three Months Ended             Six Months Ended
                                                                  December 31,                  December 31,
                                                                      1998                          1998
                                                            Basic         Diluted           Basic           Diluted
                                                           -------        --------         -------          -------
Earnings before extraordinary item and cumulative
 effect of change in accounting  principle...............    $ 0.40          $ 0.37           $ 0.83        $ 0.78

Extraordinary item, net of taxes.........................     (0.01)          (0.01)           (0.01)        (0.01)
Cumulative effect of change
                                                                 --              --             0.03          0.02
   in accounting principle, net of taxes.................    ------          ------           ------        ------
   Net earnings..........................................    $ 0.39          $ 0.36           $ 0.85        $ 0.79
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

Quaker City Bancorp, Inc.

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Quaker City Bancorp, Inc., incorporated in Delaware, is primarily engaged in the savings and loan business through its wholly owned subsidiary, Quaker City Bank (the "Bank"), formerly Quaker City Federal Savings and Loan Association. At December 31, 1999, the Bank operated 11 retail banking offices in Southern California. In 1999, the Company acquired one retail bank branch in Rowland Heights, California. This acquisition has provided the Company with an expanded customer base and approximately $46.0 million of additional retail deposits. Three additional branches are scheduled to open during the quarter ended March 2000 in Wal-Mart Stores located in Southern California in the communities of Porter Ranch, Lakewood, and Corona. The Bank is subject to significant competition from other financial institutions, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

The Company is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds primarily in loans secured by multifamily mortgages, one-to-four family residential mortgages, commercial mortgages and MBS.


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Total stockholders' equity for the Company was $83.5 million at December 31, 1999, compared to $81.3 million at June 30, 1999. Consolidated assets totaled $1.1 billion at December 31, 1999, an increase of $96.2 million compared to June 30, 1999.

In the first quarter of fiscal 2000, the Company announced its intention to repurchase up to an additional 173,000 shares of Company common stock. As of February 11, 2000, 46,500 shares of Company common stock have been repurchased under this latest repurchase program.

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not currently engage in trading activities. The Company's financial instruments include interest sensitive loans receivable, federal funds sold, MBS, investment securities, FHLB stock, deposits and borrowings. At December 31, 1999, the Company's interest sensitive assets and interest sensitive liabilities totaled approximately $1.1 billion and $961.6 million, respectively. The composition of the Company's financial instruments subject to market risk has not changed significantly since June 30, 1999.

Total loans receivable (including loans receivable held for sale) amounted to $934.1 million at December 31, 1999, compared to $838.2 million at June 30, 1999. The following table presents loans receivable at the dates indicated:

                             At December 31,   At June 30,
                                  1999            1999
                                  ----            ----
                                     (In Millions)
One-to-four family..........    $309.4            $312.4
Multifamily.................     461.8             391.6
Commercial and land.........     168.6             140.8
Other.......................       8.9               7.7
Unamortized discounts.......      (5.2)             (5.6)
Allowance for loan losses...      (9.4)             (8.7)
                                ------            ------
 Total......................    $934.1            $838.2
                                ======            ======

Loan originations and purchases totaled $121.5 million for the quarter ended December 31, 1999, compared to $111.7 million for the quarter ended December 31, 1998. Loan originations and purchases totaled $201.0 million for the six months ended December 31, 1999, compared to $168.3 million for the six months ended December 31, 1998.

Loan originations and purchases were comprised of the following:

                                        For the Three Months Ended           For the Six Months Ended
                                       December 31,   December 31,         December  31,   December  31,
                                          1999             1998                  1999            1998
                                          ----             ----                  ----            ----
                                                               (In millions)
One-to-four family...................      $ 17.3        $ 63.4              $ 35.6          $ 81.8
Multifamily..........................        74.3          31.8               118.4            54.5
Commercial and land..................        29.9          16.3                46.6            30.8
Other................................         0.0           0.2                 0.4             1.2
                                           ------        ------              ------          ------
   Total loans originated and
       purchased.....................      $121.5        $111.7              $201.0          $168.3
                                           ======        ======              ======          ======


The increase in loan production for the three and six months ended December 31, 1999 as compared to the same periods in the previous year is primarily a result of an increase in multifamily and commercial loan production partially offset by a decline in one-to-four family loan originations due to higher interest rates during the current fiscal year as well as a decrease in loan purchase transactions. At present, the Company expects to continue its focus on multifamily and commercial and industrial lending during the current fiscal year.

From time to time the Company has obtained advances from the Federal Home Loan Bank ("FHLB") as an alternative to retail deposit funds. The net increase in FHLB advances were $41.1 and $37.9 million for the three and six months ended December 31, 1999, respectively. Deposits increased by $46.3 and $61.3 million for the three and six months ended December 31, 1999, respectively. The acquisition of a $46.0 million retail banking branch in Rowland Heights, California was completed this quarter. This branch acquisition has allowed the Company to expand its retail branch operating area and provide access to new customers. The acquisition has also provided funds to purchase loans during the quarter at a more favorable cost of funds than with wholesale sources.

In addition to FHLB advances and proceeds from increases in customer deposits, other sources of liquidity for the Company include principal repayments on loans and MBS, proceeds from sales of loans held for sale and other cash flows generated from operations. Principal repayments on loans were $38.7 million and $35.0 million for the three months ended December 31, 1999 and 1998, respectively. Principal repayments on loans were $71.5 million and $69.4 million for the six months ended December 31, 1999 and 1998, respectively.

Proceeds from loan sales amounted to $10.9 million for the quarter ended December 31, 1999 as compared to $21.0 million for the quarter ended December 31, 1998. Proceeds from loan sales amounted to $33.5 million for the six months ended December 31, 1999 as compared to $30.1 million for the same period ended December 31, 1998. The decline in loan sales during the quarter ended December 31, 1999 is primarily a result of the decrease in loan production, specifically one-to-four family. At present, the Company's policy is to sell most 30 and 15 year fixed-rate one-to-four family loans as well as certain adjustable-rate one-to-four family loans, multifamily loans, and commercial and industrial loans originated that meet predefined criteria. Loans serviced for others increased to $298.3 million at December 31, 1999, from $284.2 million at June 30, 1999, primarily due to loan sales of $33.5 million for the six months ended December 31, 1999, offset by principal paydowns.

The Bank, must, by regulation, maintain minimum levels of liquidity as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Bank's average liquidity ratio for the quarters ended December 31, 1999 and 1998 was 5.08% and 4.72%, respectively.

Sources of capital and liquidity for the Company on a standalone basis include distributions from the Bank and borrowings such as securities sold under agreements to repurchase. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended December 31, 1999 and 1998  The
-----------------------------------------------------------------------
Company recorded net earnings of $2.8 million, $0.52 per diluted share for the quarter ended December 31, 1999. This compares to net earnings of $2.1 million, $0.36 per diluted share for the same quarter last year. The Company recorded net earnings of $5.5 million, $1.01 per diluted share for the six months ended December 31, 1999. This compares to net earnings of $4.5 million, $0.79 per diluted share for the same period last year. Net earnings for the six months ended December 31, 1998 included a gain on sale of securities available for sale of $360,000, after tax, as well as the cumulative effect of a change in accounting principle of $162,000, after tax. The increase in net earnings for the three and six months ended December 31, 1999 as compared to December 31, 1998 is primarily a result of an increase in net interest income as discussed below.

Interest Income  Interest income amounted to $20.3 million for the quarter ended
---------------
December 31, 1999 as compared to $17.6 million for the quarter ended December 31, 1998. Interest income amounted to $39.6 million for the six months ended December 31, 1999 as compared to $34.8 million for the six months ended December 31, 1998. The increase in interest income is primarily a result of a larger earning asset base partially offset by a decrease in the yield on interest-earning assets for the respective period compared to the same period in the previous year.

Interest Expense  Interest expense for the quarter ended December 31, 1999 was
----------------
$11.6 million, compared to $10.0 million for the same quarter in the previous year. Interest expense for the six months ended December 31, 1999 was $22.6 million, compared to $20.0 million for the same period in the previous year. The increase in interest expense for the three and six months ended December 31, 1999 is primarily a result of an increase in the average balance of interest-bearing liabilities partially offset by a decrease in the cost of interest-bearing liabilities during the period.

Net Interest Income  Net interest income before provision for loan losses for
-------------------
the quarter ended December 31, 1999 amounted to $8.6 million compared to $7.6 million for the same period last year. Net interest income before provision for loan losses for the six months ended December 31, 1999 amounted to $17.0 million compared to $14.8 million for the same period last year. The net interest margin for the three months ended December 31, 1999 was 3.30%, an 11 basis point decrease from the same period last year. The net interest margin for the six months ended December 31, 1999 was 3.33%, a six basis point decrease from the same period last year. The decrease in the net interest margin is primarily a result of the decrease in the yield on interest-earning assets offset by a decrease in the cost of interest-bearing liabilities. The increase in net interest income is primarily a result of an increase in the amount of interest-earning assets relative to interest-bearing liabilities in the respective periods.

The following table displays average interest rates on the Company's interest-earning assets and interest-bearing liabilities:


                                             Three month average           Six month average
                                        ---------------------------   ------------------------------
                                        December 31,   December 31,   December 31,      December 31,
                                            1999           1998           1999             1998
                                            ----           ----           ----             ----
Yield on interest-earning assets......       7.74%          7.92%          7.77%               7.98%

Cost of interest-bearing liabilities..       4.97%          5.09%          4.95%               5.13%
                                             ----           ----           ----                ----
Interest rate spread (1)..............       2.77%          2.83%          2.82%               2.85%
                                             ====           ====           ====                ====
Net interest margin (2)...............       3.30%          3.41%          3.33%               3.39%
                                             ====           ====           ====                ====

(1) The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2) The net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for Loan Losses  The provision for loan losses remained unchanged at
-------------------------
$400,000 and $800,000 for the three and six months ended December 31, 1999, compared to the same period last year. The allowance for loan losses is maintained at an amount management considers adequate to cover losses on loans receivable which are deemed probable and estimable and is based on management's evaluation of the risks inherent in its loan portfolio and the general economy. A number of factors are considered, including asset classifications, estimated collateral values, local economic conditions, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Company's underwriting policies.

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

The following is a summary of the activity in the allowance for loan losses:

                                                 At or for the                At or for the
                                               Three Months Ended           Six Months Ended
                                         December 31,   December 31,   December 31,     December 31,
                                             1999           1998           1999             1998
                                         -------------  -------------  -------------  -----------------
                                                              (In Thousands)
       Balance at beginning of period...       $9,070         $7,708         $8,684             $7,955
       Provision for loan losses........          400            400            800                800
       Charge-offs......................          (57)           (27)           (87)              (674)
       Recoveries.......................           --             --             16                 --
                                               ------         ------         ------             ------
       Balance at end of period.........       $9,413         $8,081         $9,413             $8,081
                                               ======         ======         ======             ======

Other Income  Other income for the three months ended December 31, 1999 remained
------------
unchanged at $1.2 million compared to the same period last year. Other income for the six months ended December 31, 1999 was $2.3 million compared to $2.6 million for the same period last year. Included in other income for the three and six months ended December 31, 1998 were pretax gains of $271,000 and $616,000 related to the sale of securities available for sale. Excluding gains on the sale of securities, other income has increased for both the quarter and six months ended December 31, 1999 due to an increase in deposit fees due primarily to an increase in checking account activity. In addition, other income for the quarter ended December 31, 1998 was reduced by a writedown of $100,000 related to a premium paid on purchased mortgage servicing rights. The premium was initially recorded at cost and was subsequently reported at the lower of amortized cost or fair value. There was no writedown required for the quarter ended December 31, 1999.

Other Expense   Other expense for the three months ended December 31, 1999
-------------
remained unchanged at $4.5 million compared to the same period last year. Other expense for the six months ended December 31, 1999 was $8.7 million compared to $8.6 million for the same period last year. Other expense for the three month and six months ended December 31, 1999 included net gains on the sale of real estate held for sale of $274,000 and $454,000, respectively. Excluding these gains, there was an increase in other expense primarily as a result of the cost of preparing for the Year 2000 computer issue and the relocation of an existing branch to a larger and more accessible location in December 1999 and the acquisition of a retail banking branch from another financial institution in November 1999. The efficiency ratio for the quarter ended December 31, 1999 improved to 48.43% compared to 52.95% for the same period last year. The efficiency ratio is the measurement of general and administrative expense as a percentage of net interest income and other income, excluding nonrecurring items.

Income Taxes   The Company's effective tax rates were 43.94% and 44.22% for the
------------
quarters ended December 31, 1999 and 1998, respectively. The Company's effective tax rates were 43.96% and 44.21% for the six months ended December 31, 1999 and 1998, respectively. The effective tax rates were comparable to the applicable statutory rates in effect.


YEAR 2000

The concern over the "Year 2000" ("Y2K") issue resulted from computer programs being written using two digits rather than four digits to identify a year in the date field. Throughout the world there was concern that this issue could cause computer systems to fail or create erroneous results at the Year 2000.

Beginning in 1997, the Company took various steps to mitigate the potential impact of a Y2K problem. In general, these actions were designed to identify, assess, and design an action plan to mitigate the risks that the Company might have encountered relative to the Y2K problem, including risks faced by the Company's third-party vendors.

The total cost of the Company's plan to address Y2K issues as of December 31, 1999 was $1.4 million, including estimates of personnel costs. Hardware and software upgrades will be depreciated over their useful lives in accordance with the Company's policy. All other costs were expensed as incurred. The total amount expensed during fiscal 2000 and fiscal 1999 related to the Y2K issue was $220,000 and $464,000, respectively.


Following the end of 1999 and subsequently to date, the Company experienced no problems with its or its third-party vendors' computer systems or services relative to the Y2K issue that had a material adverse impact on the Company's financial condition, results of operations or liquidity. The Company has and will continue to monitor its significant vendors with respect to Y2K problems they may encounter as those issues may adversely affect the Company. The Company does not believe at this time that any potential problems relative to the Y2K issue will materially impact the Company in the future; however, no assurance can be given that this will be the case.

ASSET QUALITY

The following table sets forth information regarding nonaccrual loans, troubled debt restructured loans and real estate acquired through foreclosure at the dates indicated:


                                                                  At           At           At
                                                             December 31,   June 30,   December 31,
                                                                 1999         1999         1998
                                                                 ----         ----         ----
                                                                     (Dollars in Thousands)
Nonaccrual loans (1):
Real estate loans:
One-to-four family..........................................      $ 2,787    $ 3,062        $ 2,426
Multifamily.................................................           --         --            592
Commercial and land.........................................        1,721      1,752          1,686
Consumer....................................................          140        170             --
                                                                  -------    -------        -------
Total nonaccrual loans (1)..................................        4,648      4,984          4,704
Troubled debt restructured loans............................          215        218            222
                                                                  -------    -------        -------
        Total nonperforming loans...........................        4,863      5,202          4,926
Real estate acquired through foreclosure....................          292      2,340          2,524
                                                                  -------    -------        -------
         Total nonperforming assets.........................      $ 5,155    $ 7,542        $ 7,450
                                                                  =======    =======        =======

Nonperforming loans as a percentage of gross loans (2)......         0.51%      0.61%          0.68%
Nonperforming assets as a percentage of total assets(3).....         0.46%      0.74%          0.83%
General Valuation Allowance (GVA) on loans
    as a percentage of gross loans..........................         0.94%      0.96%          0.90%
GVA on loans as a percentage of total nonperforming loans...       182.67%    158.02%        132.81%
Total GVA as a percentage of total nonperforming assets.....       172.32%    108.99%         90.16%

(1) Nonaccrual loans are net of specific allowances of $33,000, $68,000 and $439,000 at December 31, 1999, June 30, 1999 and December 31, 1998,
    respectively.
(2) Nonperforming loans include nonaccrual and troubled debt restructured loans. Gross loans include loans held for sale.
(3) Nonperforming assets include nonperforming loans and REO.

The Company's nonaccrual policy provides that interest accruals generally are to be discontinued once a loan is past due for a period of 60 days or more. Loans may also be placed on nonaccrual status even though they are less than 60 days past due if management concludes that it is probable that the borrower will not be able to comply with the repayment terms of the loan.

The Company defines nonperforming loans as nonaccrual loans and troubled debt restructured loans (at December 31, 1999, all troubled debt restructured loans were performing according to their restructured terms). Nonperforming loans are reported net of specific allowances. Nonperforming assets are defined as nonperforming loans and real estate acquired through foreclosure.

Nonperforming assets decreased to $5.2 million, 0.46% of total assets at December 31, 1999, compared to $7.5 million, 0.74% of total assets at June 30, 1999. The decrease in nonperforming assets for the three month period is primarily a result of a reduction in real estate acquired through foreclosure.

Impaired Loans  A loan is considered impaired when based on current
--------------
circumstances and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Creditors are required to measure impairment of a loan based on any one of the following: (i) the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, (ii) an observable market price or (iii) the fair value of the loan's underlying collateral. The Company measures loan impairment based upon the fair value of the loan's underlying collateral property. Impaired loans exclude large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include all loans with principal balances of less than $300,000. At December 31, 1999, the Company had a gross investment in impaired loans of $1.7 million for which specific valuation allowances of $379,000 had been established.

During both the three and six months ended December 31, 1999, the Company's
average investment in impaired loans was $1.7 million.    For the three and six
months ended December 31, 1998, the Company's average investment in impaired loans was $6.4 million and $6.7 million, respectively. For the three and six months ended December 31, 1999, income recorded on impaired loans totaled $32,000 and $63,000, substantially all of which was recorded utilizing the cash-
basis method of accounting.    For the three and six months ended December 31,
1998, income recorded on impaired loans totaled $152,000 and $315,000, substantially all of which was recorded utilizing the cash-basis method of accounting. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. All impaired loans were performing in accordance with their contractual terms at December 31, 1999.


REGULATORY CAPITAL

The OTS' capital regulations include three separate minimum capital requirements for financial institutions subject to OTS supervision. First, the tangible capital requirement mandates that the Bank's stockholder's equity less intangible assets be at least 1.50% of adjusted total assets as defined in the capital regulations. Second, the core capital requirement currently mandates core capital (tangible capital plus qualifying supervisory goodwill) be at least 4.00% of adjusted total assets as defined in the capital regulations. Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital as defined by the OTS be at least 8.00% of risk-weighted assets as prescribed in the capital regulations. The capital regulations assign specific risk weightings to all assets and off-balance sheet items.

The Bank was in compliance with all capital requirements in effect at December 31, 1999, and meets all standards necessary to be considered "well-capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The following table reflects the required and actual regulatory capital ratios of the Bank at the dates indicated:


                                                                 FDICIA
                                                FIRREA     "Well-capitalized"        Actual          Actual
Regulatory Capital Ratios for Quaker City      Minimum           Minimum        At December 31,   At June 30,
Bank                                         Requirement       Requirement            1999            1999
----                                         ------------      -----------            ----            ----
Tangible capital...........................     1.50%             N/A               7.27%            7.48%
Core capital to adjusted total assets......     4.00%            5.00%              7.27%            7.48%
Core capital to risk-weighted assets.......      N/A             6.00%             10.90%           11.05%
Total capital to risk-weighted assets......     8.00%           10.00%             12.10%           12.26%

                                 *  *  *  *  *

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address results or developments that the Company expects or anticipates will or may occur in the future, including such things as (i) business strategy; (ii) economic trends, including the condition of the real estate market in Southern California, and the direction of interest rates and prepayment speeds of mortgage loans and MBS;
(iii) the adequacy of the Company's allowances for loan and real estate losses:
(iv) goals; (v) expansion and growth of the Company's business and operations; and (vi) other matters are forward-looking statements. These statements are based upon certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. These statements are subject to a number of risks and uncertainties, many of which are beyond the control of the Company, including general economic, market or business conditions; real estate market conditions, particularly in California; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in law of regulations; and other factors. Actual results could differ materially from those contemplated by these forward-looking statements. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company and its business or operations. Forward-looking statements made in this report speak as of the date hereof. The Company undertakes no obligation to update or revise any forward-looking statement made in this report.

                          Part II.  Other Information


Item 4.  Submission of Matters to a Vote of Stockholders
         -----------------------------------------------

         At the Annual Meeting of Stockholders of the Company held on November 19, 1999, the following were approved:

         Election of the following nominees as directors of the Company:

               (1) David S. Engelman was elected by a vote of 5,237,432 for, none against, with 112,699 abstentions.

               (2) David K. Leichtfuss was elected by a vote of 5,237,432 for, none against, with 112,699 abstentions.

 Approval of the Amendment to the Quaker City Bancorp, Inc. 1997 Stock Incentive Plan to increase the number of shares reserved for issuance thereunder:


               Votes for:           4,181,741

               Votes against:       1,051,962

               Votes abstaining:      114,346


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

                                           Quaker City Bancorp, Inc.

Date: February 11, 2000                    By: /s/ Dwight L. Wilson
      -----------------                       -------------------------------
                                           Dwight L. Wilson
                                           Senior Vice President,
                                           Treasurer and Chief Financial Officer