Form 10-Q
period 2000-03-31
QUAKER CITY BANCORP INC
filed 2000-05-11
CIK 912465

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000
                                    --------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________

                        Commission file number: 0-22528


                           QUAKER CITY BANCORP, INC.
       ----------------------------------------------------------------
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

                        YES [X]         NO [_]

Number of shares outstanding of the registrant's sole class of common stock at May 11, 2000:

                           Quaker City Bancorp, Inc.
                                     Index

PART  I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Statements of Financial Condition (unaudited) as of
            March 31, 2000 and June 30, 1999.................................................  3

            Consolidated Statements of Operations (unaudited) for the Three and Nine
            Months Ended March 31, 2000 and 1999.............................................  4

            Consolidated Statements of Comprehensive Income (unaudited) for the Three and Nine Months Ended March 31, 2000 and 1999....................................  5

            Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended
            March 31, 2000 and 1999..........................................................  6

            Notes to Consolidated Financial Statements.......................................  8

  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations....................................................................... 10

PART II.    OTHER INFORMATION

  Item 5.   Other Information................................................................ 21

  Item 6.   Exhibits and Reports on Form 8-K................................................. 21

                 Consolidated Statements of Financial Condition
                                   Unaudited
                       (In thousands, except share data)

                                                                         March 31,      June 30,
                                                                           2000          1999
                                                                           ----          ----
Assets
     Cash and due from banks........................................... $    9,148    $    7,705
     Interest-bearing deposits.........................................        420           323
     Federal funds sold and other short-term investments...............         --        25,120
     Investment securities held to maturity............................     18,887        11,986
     Investment securities available for sale..........................      9,250            --
     Loans receivable, net.............................................    952,257       821,190
     Loans receivable held for sale....................................      8,375        17,028
     Mortgage-backed securities held to maturity.......................     84,618        84,078
     Mortgage-backed securities available for sale.....................     21,397        15,783
     Real estate held for sale.........................................        290         3,138
     Federal Home Loan Bank stock, at cost.............................     14,607        12,221
     Office premises and equipment, net................................      7,110         6,430
     Accrued interest receivable and other assets......................      7,211         8,435
                                                                        ----------    ----------

          Total assets................................................. $1,133,570    $1,013,437
                                                                        ==========    ==========

Liabilities and Stockholders' Equity
     Deposits.......................................................... $  744,231    $  677,839
     Federal Home Loan Bank advances...................................    288,139       234,700
     Deferred tax liability............................................      1,137         1,694
     Accounts payable and accrued expenses.............................      5,624         4,612
     Other liabilities.................................................      9,934        13,288
                                                                        ----------    ----------

          Total liabilities............................................  1,049,065       932,133
                                                                        ----------    ----------

     Stockholders' equity:
     Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 5,123,620 shares and 5,457,107 at March 31,
        2000 and June 30, 1999, respectively...........................         51            55
     Additional paid-in capital........................................     71,646        72,681
     Accumulated other comprehensive (loss) income.....................       (174)           33
     Retained earnings, substantially restricted.......................     14,068         9,855
     Deferred compensation.............................................     (1,086)       (1,320)
                                                                        ----------    ----------

          Total stockholders' equity...................................     84,505        81,304
                                                                        ----------    ----------

          Total liabilities and stockholders' equity................... $1,133,570    $1,013,437
                                                                        ==========    ==========

          See accompanying notes to consolidated financial statements.

                           Quaker City Bancorp, Inc.
                     Consolidated Statements of Operations
                                   Unaudited
                     (In thousands, except per share data)

                                                                   Three Months Ended     Nine Months Ended
                                                                         March 31,             March 31,

                                                                      2000       1999       2000       1999
                                                                      ----       ----       ----       ----
Interest income:
     Loans receivable...........................................   $19,348    $16,285    $54,459    $46,341
     Mortgage-backed securities.................................     1,809      1,431      5,243      4,762
     Investment securities......................................       325        208        815        651
     Other......................................................       258        371        808      1,346
                                                                   -------    -------    -------    -------
        Total interest income...................................    21,740     18,295     61,325     53,100
                                                                   -------    -------    -------    -------
Interest expense:
     Deposits...................................................     8,534      7,349     24,778     22,098
     Federal Home Loan Bank advances and other borrowings.......     3,953      2,559     10,298      7,845
                                                                   -------    -------    -------    -------
        Total interest expense..................................    12,487      9,908     35,076     29,943
                                                                   -------    -------    -------    -------

     Net interest income before provision for loan losses.......     9,253      8,387     26,249     23,157

Provision for loan losses.......................................       400        500      1,200      1,300
                                                                   -------    -------    -------    -------

        Net interest income after provision for loan losses.....     8,853      7,887     25,049     21,857
                                                                   -------    -------    -------    -------
Other income:
     Deposit fees...............................................       415        287      1,076        779
     Loan servicing charges and fees............................       426        431      1,387      1,336
     Gain on sale of loans held for sale........................        39         97        249        261
     Commissions................................................       226        207        638        556
     Gain on sale of securities available for sale..............        --         --         --        616
     Other......................................................        42        (11)        49         17
                                                                   -------    -------    -------    -------
     Total other income.........................................     1,148      1,011      3,399      3,565
                                                                   -------    -------    -------    -------
Other expense:
     Compensation and employee benefits.........................     2,751      2,264      7,691      7,024
     Occupancy, net.............................................       705        564      2,129      1,710
     Federal deposit insurance premiums.........................        83        133        373        393
     Data processing............................................       261        205        765        636
     Advertising and promotional................................       300        419        705        743
     Consulting fees............................................       212        231        549        498
     Other general and administrative expense...................       704        381      1,923      1,665
                                                                   -------    -------    -------    -------
     Total general and administrative expense...................     5,016      4,197     14,135     12,669
     Real estate operations, net................................       (91)       251       (545)       396
Amortization of core deposit intangible.........................        29         --         48         --
                                                                   -------    -------    -------    -------
     Total other expense........................................     4,954      4,448     13,638     13,065
                                                                   -------    -------    -------    -------
Earnings before income taxes, extraordinary items and
          cumulative effect of change in accounting principle...     5,047      4,450     14,810     12,357
Income taxes....................................................     2,207      1,952      6,499      5,421
                                                                   -------    -------    -------    -------
Earnings before extraordinary items and cumulative
          effect of change in accounting principle..............     2,840      2,498      8,311      6,936
Extraordinary item, net of taxes................................        --         --         --        (61)
Cumulative effect of change in
                                                                   -------    -------    -------    -------
  accounting principle, net of taxes............................        --         --         --        162
                                                                   -------    -------    -------    -------
Net earnings....................................................   $ 2,840    $ 2,498    $ 8,311    $ 7,037
                                                                   =======    =======    =======    =======

Basic earnings per share........................................     $0.57      $0.47      $1.64      $1.29
Diluted earnings per share......................................     $0.54      $0.45      $1.56      $1.23

          See accompanying notes to consolidated financial statements.

                           Quaker City Bancorp, Inc.
                Consolidated Statements of Comprehensive Income
                                   Unaudited
                                 (In thousands)

                                                                     Three Months Ended        Nine Months Ended
                                                                          March 31,               March 31,
                                                                     2000         1999         2000        1999
                                                                    ------       ------       ------      ------

Net earnings.....................................................   $2,840       $2,498      $8,311      $7,037
Other comprehensive income:
     Unrealized holding loss on securities
          available for sale arising during the period, net of
           taxes.................................................     (119)        (136)       (207)       (810)

     Less: realized gain included in net earnings and
          previously included in other comprehensive income,.....       --           --          --        (522)
                                                                    ------       ------      ------      ------
           net of taxes
Decrease in accumulated other
     comprehensive income, net of tax............................     (119)        (136)       (207)       (288)
                                                                    ------       ------      ------      ------
     Total comprehensive income..................................   $2,721       $2,362      $8,104      $6,749
                                                                    ------       ------      ------      ------

          See accompanying notes to consolidated financial statements.

                           Quaker City Bancorp, Inc.
                     Consolidated Statements of Cash Flows
                                   Unaudited
                                 (In thousands)

                                                                                          Nine Months Ended
                                                                                              March 31,
                                                                                           2000        1999
                                                                                       ---------    ---------
Cash flows from operating activities:
    Net earnings...................................................................... $   8,311    $   7,037
    Adjustments to reconcile net earnings to net cash provided........................ ---------    ---------
    by operating activities:
        Cumulative effect of change in accounting principle...........................        --         (162)
        Depreciation and amortization.................................................      (320)      (1,116)
        Provision for loan losses.....................................................     1,200        1,300
        Write-downs on real estate held for sale......................................        --          241
        Gain on sale of real estate held for sale.....................................      (679)        (275)
        Gain on sale of loans held for sale...........................................      (249)        (261)
        Gain on sale of securities available for sale.................................        --         (616)
        Loans originated for sale.....................................................   (32,229)     (51,937)
        Proceeds from sale of loans held for sale.....................................    40,897       50,449
        Federal Home Loan Bank (FHLB) stock dividend received.........................      (514)        (503)
        (Increase) decrease in accrued interest receivable and other assets...........     1,224         (330)
        Decrease in other liabilities.................................................    (3,354)      (2,853)
        Increase in accounts payable and accrued expenses.............................     1,012           22
        Other.........................................................................     1,707        1,715
                                                                                       ---------    ---------
            Total adjustments.........................................................     8,695       (4,326)
                                                                                       ---------    ---------
            Net cash provided by operating activities.................................    17,006        2,711
                                                                                       ---------    ---------
Cash flows from investing activities:
    Loans originated for investment...................................................  (164,811)    (147,350)
    Loans purchased for investment....................................................   (65,904)     (64,393)
    Principal repayments on loans.....................................................    98,333      103,178
    Purchases of investment securities held to maturity...............................    (9,826)     (15,985)
    Maturities and principal repayments of investment securities held to maturity.....     2,925        8,070
    Purchases of investment securities available for sale.............................    (9,500)          --
    Proceeds from sale of investment securities available for sale....................        --        1,558
    Purchases of mortgage-backed securities available for sale........................    (7,550)          --
    Purchases of mortgage-backed securities held to maturity..........................    (9,028)     (48,694)
    Principal repayments on mortgage-backed securities held to maturity...............     8,486       12,477
    Sale of mortgage-backed securities available for sale.............................        --       61,872
    Principal repayments on mortgage-backed securities available for sale.............     1,896        7,317
    Proceeds from sale of real estate held for sale...................................     3,838        1,794
    Purchase of FHLB stock............................................................    (1,872)          --
    Investment in office premises and equipment.......................................    (1,704)      (1,930)
                                                                                       ---------    ---------
            Net cash used by investing activities.....................................  (154,717)     (82,086)
                                                                                       ---------    ---------
Cash flows from financing activities:
    Increase in deposits..............................................................    66,392       72,025
    Proceeds from funding of FHLB advances............................................   378,589      180,500
    Repayments of FHLB advances.......................................................  (325,150)    (179,000)
    Stock options exercised...........................................................       117          217
    Repurchase of stock...............................................................    (5,817)      (4,172)
                                                                                       ---------    ---------
            Net cash provided by financing activities.................................   114,131       69,570
                                                                                       ---------    ---------
            Decrease in cash and cash equivalents.....................................   (23,580)      (9,805)
Cash and cash equivalents at beginning of period......................................    33,148       39,452
                                                                                       ---------    ---------
Cash and cash equivalents at end of period............................................ $   9,568    $  29,647
                                                                                       =========    =========

                           Quaker City Bancorp, Inc.
                     Consolidated Statements of Cash Flows
                                  (continued)
                                   Unaudited
                                 (In thousands)

                                                                                Nine Months Ended
                                                                                    March 31,
                                                                                 2000      1999
                                                                               -------   -------
Supplemental disclosures of cash flow information:
  Interest paid (including interest credited).................................  $35,469   $30,369
  Cash paid for income taxes..................................................    6,394     6,570
                                                                                =======   =======
Supplemental schedule of noncash investing and financing activities:
  Additions to loans resulting from the sale of real estate acquired through
  foreclosure.................................................................       --     1,178

  Additions to real estate acquired through foreclosure.......................      990     2,951
  Reclassification of MBS from held to maturity to available for sale.........       --    77,961
                                                                                =======   =======


          See accompanying notes to consolidated financial statements.

Quaker City Bancorp, Inc.
Notes to Consolidated Financial Statements


1. The consolidated statement of financial condition as of March 31, 2000 and the related consolidated statements of operations and comprehensive income for the three and nine months ended March 31, 2000 and 1999 and the related consolidated statements of cash flows for the nine months ended March 31, 2000 and 1999 are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial condition of Quaker City Bancorp, Inc. (the "Company") as of March 31, 2000 and its results of operations and comprehensive income for the three and nine months ended March 31, 2000 and 1999 and cash flows for the nine months ended March 31, 2000 and 1999. The results of operations for the unaudited periods are not necessarily indicative of the results of operations to be expected for the entire year of fiscal 2000.

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

2. Earnings per share is reported on both a basic and diluted basis. Basic earnings per share is determined by dividing net earnings by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Earnings per share for the three and nine months ended March 31, 2000 and 1999 are as follows:

                                                           Three Months Ended    Nine Months Ended
                                                                March 31,           March 31,
                                                                  2000                2000
                                                                  -----               -----
                                                            Basic   Diluted       Basic   Diluted
                                                            -----   -------       -----   -------
Earnings before extraordinary item and cumulative
 effect of change in accounting  principle...............   $0.57     $0.54         $1.64     $1.56

Extraordinary item, net of taxes.........................      --        --            --        --
Cumulative effect of change

   in accounting principle, net of taxes.................      --        --            --        --
                                                            -----     -----         -----     -----
   Net earnings..........................................   $0.57     $0.54         $1.64     $1.56
                                                            =====     =====         =====     =====

Quaker City Bancorp, Inc.
Notes to Consolidated Financial Statements (continued)

                                                          Three Months Ended    Nine Months Ended
                                                              March 31,             March 31,
                                                                1999                  1999
                                                            Basic   Diluted    Basic    Diluted
                                                            -----   -------   -------   -------
Earnings before extraordinary item and cumulative
 effect of change in accounting  principle...............   $0.47     $0.45    $ 1.27      $ 1.21

Extraordinary item, net of taxes.........................      --        --     (0.01)      (0.01)
Cumulative effect of change
                                                               --        --      0.03        0.03
   in accounting principle, net of taxes.................   -----     -----    ------      ------

   Net earnings..........................................   $0.47     $0.45    $ 1.29      $ 1.23
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

Quaker City Bancorp, Inc.

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Quaker City Bancorp, Inc., incorporated in Delaware, is primarily engaged in the savings and loan business through its wholly owned subsidiary, Quaker City Bank (the "Bank"), formerly Quaker City Federal Savings and Loan Association. At March 31, 2000, the Bank operated 13 retail banking offices in Southern California. In November 1999, the Company acquired one retail bank branch in Rowland Heights, California. This acquisition has provided the Company with an expanded customer base and approximately $46.0 million of additional retail deposits. Two additional branches were opened during the quarter ended March 31, 2000 in Wal-Mart Stores located in Southern California in the communities of Porter Ranch and Lakewood. An additional branch is scheduled to be opened during the quarter ended June 30, 2000 in a Wal-Mart Store located in the community of Corona. The Bank is subject to significant competition from other financial institutions, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

The Company is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds primarily in loans secured by multifamily mortgages, one-to-four family residential mortgages, commercial and industrial real estate mortgages and MBS.


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Total stockholders' equity for the Company was $84.5 million at March 31, 2000, compared to $81.3 million at June 30, 1999. Consolidated assets totaled $1.1 billion at March 31, 2000, an increase of $120.1 million compared to June 30, 1999.

In the first quarter of fiscal 2000, the Company announced its intention to repurchase up to an additional 173,000 shares of Company common stock. During the third quarter of fiscal 2000, the Board of Directors authorized the repurchase of an additional 250,000 shares for an aggregate total of 423,000 shares. As of May 11, 2000, 135,000 shares of Company common stock have been repurchased under these repurchase programs at an average price of $15.42.

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not currently engage in trading activities. The Company's financial instruments include interest sensitive loans receivable, federal funds sold, MBS, investment securities, FHLB stock, deposits and borrowings. At March 31, 2000, the Company's interest sensitive assets and interest sensitive liabilities totaled approximately $1.1 billion and $1.0 billion, respectively. The composition of the Company's financial instruments subject to market risk has not changed significantly since June 30, 1999.

Total loans receivable (including loans receivable held for sale) amounted to $960.6 million at March 31, 2000, compared to $838.2 million at June 30, 1999. The following table presents loans receivable at the dates indicated:

                               At March 31,    At June 30,
                                   2000           1999
                                   ----           ----
                                      (In millions)
One-to-four family..........         $307.5         $312.4
Multifamily.................          477.4          391.6
Commercial and land.........          182.5          140.8
Other.......................            8.2            7.7
Unamortized discounts.......           (5.2)          (5.6)
Allowance for loan losses...           (9.8)          (8.7)
                                     ------         ------
 Total......................         $960.6         $838.2
                                     ======         ======

Loan originations and purchases totaled $61.9 million for the quarter ended March 31, 2000, compared to $95.4 million for the quarter ended March 31, 1999. Loan originations and purchases totaled $262.9 million for the nine months ended March 31, 2000, compared to $263.7 million for the nine months ended March 31, 1999.

Loan originations and purchases were comprised of the following:

                             For the Three Month Ended       For the Nine Months Ended

                               March 31,     March 31,         March 31,      March 31,
                                 2000          1999              2000           1999
                                 ----          ----              ----           ----
                                                   (In millions)
One-to-four family..........        $10.4       $27.6             $ 46.0       $109.4
Multifamily.................         32.7        38.0              151.1         92.5
Commercial and land.........         18.8        29.7               65.4         60.5
Other.......................            -         0.1                0.4          1.3
                                    -----       -----             ------       ------
     Total loans originated and     $61.9       $95.4             $262.9        $26.7
     purchased..................    =====       =====             ======       ======

The decrease in loan production for the three and nine months ended March 31, 2000 as compared to the same periods in the previous year is primarily a result of a decline in one-to-four family loan originations due to higher interest rates during the current fiscal year as well as a decrease in loan purchase transactions. At present, the Company expects to continue its focus on multifamily and commercial and industrial lending during the current fiscal year.

From time to time the Company obtains advances from the Federal Home Loan Bank ("FHLB") as an alternative to retail deposit funds. The net increase in FHLB advances were $15.5 million and $53.4 million for the three and nine months ended March 31, 2000, respectively. Deposits increased by $5.1 million and $66.4 million for the three and nine months ended March 31, 2000, respectively. Included in the deposit increase for the nine months ended March 31, 2000 was the acquisition of a $46.0 million retail banking branch in Rowland Heights, California that was completed last quarter. This branch acquisition has allowed the Company to expand its retail branch operating area and provide access to new customers. The acquisition has also provided funds to purchase loans during the quarter at a more favorable cost of funds than with wholesale sources.

In addition to FHLB advances and proceeds from increases in customer deposits, other sources of liquidity for the Company include principal repayments on loans and MBS, proceeds from sales of loans held for sale and other cash flows generated from operations. Principal repayments on loans were $26.9 million and $33.7 million for the three months ended March 31, 2000 and 1999, respectively. Principal repayments on loans were $98.3 million and $103.2 million for the nine months ended March 31, 2000 and 1999, respectively.

Proceeds from loan sales amounted to $7.4 million for the quarter ended March 31, 2000 as compared to $20.3 million for the quarter ended March 31, 1999. Proceeds from loan sales amounted to $40.9 million for the nine months ended March 31, 2000 as compared to $50.4 million for the same period ended March 31, 1999. The decline in loan sales during the quarter ended March 31, 2000 is primarily a result of the decrease in loan production, specifically fixed-rate one-to-four family. At present, the Company's policy is to sell most 30 and 15 year fixed-rate one-to-four family loans as well as certain adjustable-rate one-to-four family loans, multifamily loans, and commercial and industrial loans originated that meet predefined criteria. Loans serviced for others increased to $297.5 million at March 31, 2000, from $284.2 million at June 30, 1999, primarily due to loan sales of $40.9 million for the nine months ended March 31, 2000, offset by principal paydowns.

The Bank, must, by regulation, maintain minimum levels of liquidity as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Bank's average liquidity ratio for the quarters ended March 31, 2000 and 1999 was 4.51% and 4.32%, respectively.

Sources of capital and liquidity for the Company on a standalone basis include distributions from the Bank and borrowings such as securities sold under agreements to repurchase. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended March 31, 2000 and 1999  The
---------------------------------------------------------------------
Company recorded net earnings of $2.8 million, $0.54 per diluted share for the quarter ended March 31, 2000. This compares to net earnings of $2.5 million, $0.45 per diluted share for the same quarter last year. The Company recorded net earnings of $8.3 million, $1.56 per diluted share for the nine months ended March 31, 2000. This compares to net earnings of $7.0 million, $1.23 per diluted share for the same period last year. Net earnings for the nine months ended March 31, 1999 included a gain on sale of securities available for sale of $360,000, after tax, as well as the cumulative effect of a change in accounting principle upon the implementation of SFAS No. 133 of $162,000, after tax. In addition, the Company prepaid approximately $8.0 million of its higher cost borrowings and replaced the funds with less expensive borrowings and retail deposits. In association with the debt prepayment, the Company paid a prepayment fee of $61,000, after tax. The prepayment fee is disclosed as an extraordinary item on the accompanying statement of operations. The increase in net earnings for the three and nine months ended March 31, 2000 as compared to March 31, 1999 is primarily a result of an increase in net interest income and gains on real estate held for sale partially, offset by an increase in general and administrative expense as discussed below.

Interest Income  Interest income amounted to $21.7 million for the quarter ended
---------------
March 31, 2000 as compared to $18.3 million for the quarter ended March 31, 1999. Interest income amounted to $61.3 million for the nine months ended March 31, 2000 as compared to $53.1 million for the nine months ended March 31, 1999. The increase in interest income is primarily a result of a larger earning asset base partially offset by a decrease in the yield on interest-earning assets for the respective periods compared to the same periods in the previous year.

Interest Expense  Interest expense for the quarter ended March 31, 2000 was
----------------
$12.5 million, compared to $9.9 million for the same quarter in the previous year. Interest expense for the nine months ended March 31, 2000 was $35.1 million, compared to $29.9 million for the same period in the previous year. The increase in interest expense for the three months ended March 31, 2000 is primarily a result of an increase in the average balance of interest-bearing liabilities in addition to an increase in the cost of interest-bearing liabilities during the three month period compared to the same period in the previous year. The increase in interest expense for the nine months ended March 31, 2000 is primarily a result of an increase in the average balance of interest-bearing liabilities, partially offset by a decrease in the cost of interest-bearing liabilities for the nine month period compared to the same period last year.

Net Interest Income  Net interest income before provision for loan losses for
-------------------
the quarter ended March 31, 2000 amounted to $9.3 million compared to $8.4 million for the same period last year. Net interest income before provision for loan losses for the nine months ended March 31, 2000 amounted to $26.2 million compared to $23.2 million for the same period last year. The net interest margin for the three months ended March 31, 2000 was 3.38%, a 28 basis point decrease from the same period last year. The net interest margin for the nine months ended March 31, 2000 was 3.35%, a 13 basis point decrease from the same period last year. The decrease in the net interest margin for the three months ended March 31, 2000 is primarily a result of the increase in the cost of interest-bearing liabilities. The decrease in the net interest margin for the nine months ended March 31, 2000 is primarily a result of a decline in the yield on interest-earning assets.The increase in net interest income is primarily a result of an increase in the amount of interest-earning assets relative to interest-bearing liabilities in the respective periods.

The following table displays average interest rates on the Company's interest-earning assets and interest-bearing liabilities:

                                                   Three month average         Nine month average
                                                   -------------------         ------------------

                                                  March 31,    March 31,     March 31,    March 31
                                                    2000         1999          2000         1999
                                                    ----         ----          ----         ----
Yield on interest-earning assets .......              7.94%        7.98%         7.83%        7.98%
Cost of interest-bearing liabilities ...              5.00%        4.84%         4.97%        5.03%
                                                      -----        -----         -----        -----
Interest rate spread (1) ...............              2.94%        3.14%         2.86%        2.95%
                                                      =====        =====         =====        =====
Net interest margin (2) ................              3.38%        3.66%         3.35%        3.48%
                                                      =====        =====         =====        =====

(1) The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2) The net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for Loan Losses  The provision for loan losses for the quarter ended
-------------------------
March 31, 2000 was $400,000 compared to $500,000 for the same period last year. The provision for loan losses for the nine months ended March 31, 2000 was $1.2 million compared to $1.3 million for to the same period last year. The allowance for loan losses is maintained at an amount management considers adequate to cover losses on loans receivable which are deemed probable and estimable and is based on management's evaluation of the risks inherent in its loan portfolio and the general economy. A number of factors are considered, including asset classifications, estimated collateral values, local economic conditions, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Company's underwriting policies.

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

The following is a summary of the activity in the allowance for loan losses:

                                                 At or for the                   At or for the
                                              Three Months Ended              Nine Months Ended

                                            March 31,      March 31,        March 31,     March 31,
                                              2000           1999             2000          1999
                                             -----           ----             ----          ----
                                                                (In thousands)
Balance at beginning of period.......           $9,413          $8,245          $8,684        $8,119
Provision for loan losses............              400             500           1,200         1,300
Charge-offs..........................              (11)           (432)            (98)       (1,106)
Recoveries...........................               --              --              16            --
                                                ------          ------          ------       -------
Balance at end of period.............           $9,802          $8,313          $9,802       $ 8,313
                                                ======          ======          ======       =======

Other Income  Other income for the three months ended March 31, 2000 was  $1.1
------------
million compared to $1.0 million for the same period last year. Other income for the nine months ended March 31, 2000 was $3.4 million compared to $3.6 million for the same period last year. Included in other income for the nine months ended March 31, 1999 were pretax gains of $616,000 related to the sale of securities available for sale. Excluding gains on the sale of securities, other income has increased for both the quarter and nine months ended March 31, 2000 due to an increase in deposit fees due primarily to an increase in checking account activity.

Other Expense   Other expense for the three months ended March 31, 2000 was $5.0
-------------
million compared to $4.4 million for the same period last year. Other expense for the nine months ended March 31, 2000 was $13.6 million compared to $13.1 million for the same period last year. Other expense for the three month and nine months ended March 31, 2000 included net pre-tax gains on real estate operations, net of $91,000 and $545,000, respectively. Excluding these gains, there was an increase in other expense primarily as a result of an increase in compensation and employee benefits and occupancy expense as a result of the acquisition and or opening of three additional branches in the current fiscal year as well as the relocation of an existing branch to a larger and more accessible location in December 1999. The efficiency ratio for the quarter ended March 31, 2000 was 48.41% compared to 45.12% for the same period last year. The efficiency ratio is the measurement of general and administrative expense as a percentage of net interest income and other income, excluding nonrecurring items.

Income Taxes   The Company's effective tax rates were 43.73% and 43.87% for the
------------
quarters ended March 31, 2000 and 1999, respectively. The Company's effective tax rates were 43.88% and 43.87% for the nine months ended March 31, 2000 and 1999, respectively. The effective tax rates were comparable to the applicable statutory rates in effect.

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

The total cost of the Company's plan to address Y2K issues as of March 31, 2000 was $1.5 million, including estimates of personnel costs. Hardware and software upgrades will be depreciated over their useful lives in accordance with the Company's policy. All other costs were expensed as incurred. The total amount expensed during fiscal 2000 and fiscal 1999 related to the Y2K issue was $260,000 and $464,000, respectively.

Following the end of 2000 and subsequently to date, the Company experienced no problems with its or its third-party vendors' computer systems or services relative to the Y2K issue that had a material adverse impact on the Company's financial condition, results of operations or liquidity. The Company has and will continue to monitor its significant vendors with respect to Y2K problems they may encounter as those issues may adversely affect the Company. The Company does not believe at this time that any potential problems relative to the Y2K issue will materially impact the Company in the future; however, no assurance can be given that this will be the case.

ASSET QUALITY

The following table sets forth information regarding nonaccrual loans, troubled debt restructured loans and real estate acquired through foreclosure at the dates indicated:

                                                                   At          At           At
                                                               March 31,    June 30,    March 31,
                                                                 2000         1999        1999
                                                                 ----         ----        ----
                                                                     (Dollars in thousands)

Nonaccrual loans (1):
   Real estate loans:
      One-to-four family.......................................  $ 1,561     $ 3,062      $ 2,035
      Multifamily..............................................      527          --          662
      Commercial and land......................................    1,714       1,752        1,603
      Consumer.................................................       --         170           --
                                                                 -------     -------      -------
      Total nonaccrual loans (1)...............................    3,802       4,984        4,300
Troubled debt restructured loans...............................      213         218          219
                                                                 -------     -------      -------
        Total nonperforming loans..............................    4,015       5,202        4,519
Real estate acquired through foreclosure.......................      290       2,340        2,681
                                                                 -------     -------      -------
         Total nonperforming assets............................  $ 4,305     $ 7,542      $ 7,200
                                                                 =======     =======      =======

Nonperforming loans as a percentage of gross loans (2).........     0.41%       0.61%        0.55%
Nonperforming assets as a percentage of total assets(3)........     0.38%       0.74%        0.75%
General Valuation Allowance (GVA) on loans
    as a percentage of gross loans.............................     0.95%       0.96%        0.95%
GVA on loans as a percentage of total nonperforming loans......   229.94%     158.02%      172.34%
Total GVA as a percentage of total nonperforming assets........   214.45%     108.99%      108.17%

(1) Nonaccrual loans are net of specific allowances of $40,000, $68,000 and $101,000 at March 31, 2000, June 30, 1999 and March 31, 1999, respectively.
(2) Nonperforming loans include nonaccrual and troubled debt restructured loans. Gross loans include loans held for sale.

The Company's nonaccrual policy provides that interest accruals generally are to be discontinued once a loan is past due for a period of 60 days or more. Loans may also be placed on nonaccrual status even though they are less than 60 days past due if management concludes that it is probable that the borrower will not be able to comply with the repayment terms of the loan.

The Company defines nonperforming loans as nonaccrual loans and troubled debt restructured loans (at March 31, 2000, all troubled debt restructured loans were performing according to their restructured terms). Nonperforming loans are reported net of specific allowances. Nonperforming assets are defined as nonperforming loans and real estate acquired through foreclosure.

Nonperforming assets decreased to $4.3 million, 0.38% of total assets at March 31, 2000, compared to $7.5 million, 0.74% of total assets at June 30, 1999. The decrease in nonperforming assets for the three month period is primarily a result of a reduction in delinquent one-to-four family loans and an overall decline in real estate acquired through foreclosure.

Impaired Loans  A loan is considered impaired when based on current
--------------
circumstances and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Creditors are required to measure impairment of a loan based on any one of the following: (i) the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, (ii) an observable market price or (iii) the fair value of the loan's underlying collateral. The Company measures loan impairment based upon the fair value of the loan's underlying collateral property. Impaired loans exclude large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include all loans with principal balances of less than $300,000. At March 31, 2000, the Company had a gross investment in impaired loans of $1.7 million for which specific valuation allowances of $279,000 had been established.

During both the three and nine months ended March 31, 2000, the Company's average investment in impaired loans was $1.7 million. For the three and nine months ended March 31, 1999, the Company's average investment in impaired loans was $5.7 million and $6.4 million, respectively. For the three and nine months ended March 31, 2000, income recorded on impaired loans totaled $31,000 and $95,000, substantially all of which was recorded utilizing the cash-basis method of accounting. For the three and nine months ended March 31, 1999, income recorded on impaired loans totaled $149,000 and $464,000, substantially all of which was recorded utilizing the cash-basis method of accounting. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. All impaired loans were performing in accordance with their contractual terms at March 31, 2000.

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

The Bank was in compliance with all capital requirements in effect at March 31, 2000, and meets all standards necessary to be considered "well-capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The following table reflects the required and actual regulatory capital ratios of the Bank at the dates indicated:

                                                                          FDICIA
                                                     FIRREA         "Well-capitalized"     Actual         Actual

Regulatory Capital Ratios for Quaker City           Minimum               Minimum        at March 31,    at June 30,

Bank                                              Requirement           Requirement         2000           1999
----                                              -----------           -----------         -----          -----
Tangible capital.............................         1.50%                  N/A            7.36%          7.48%
Core capital to adjusted total assets........         4.00%                 5.00%           7.36%          7.48%
Core capital to risk-weighted assets.........          N/A                  6.00%          11.09%         11.05%
Total capital to risk-weighted assets........         8.00%                10.00%          12.31%         12.26%

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

                          Part II.  Other Information


Item 5.  Other Information: Date of Annual Meeting
         -----------------------------------------

         The date of the 2000 annual meeting of stockholders of Quaker City Bancorp, Inc. ("the Company") has been set for Wednesday, November 15, 2000. Pursuant to Section 6 of Article I of the Company's Bylaws, stockholders who intend to submit a proposal or to make a nomination of a person for election to the Board of Directors at the 2000 Annual Meeting must provide timely written notice of the matter to the Corporate Secretary of the Company. To be timely, a stockholder's notice must be delivered or mailed to and received at the principal executive offices of the Corporation no less than ninety (90) days prior to the date of the Annual Meeting. Any notice to the Corporate Secretary must comply with the notice procedures and informational requirements of Section 6 of Article I of the Company's Bylaws (a copy of which is available upon request to the Corporate Secretary of the Company). No person shall be eligible for election as a Director of the Corporation unless nominated in accordance with the provisions of
         Section 6(c) of Article I of the Company's Bylaws.

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

                                          Quaker City Bancorp, Inc.

Date: May 11, 2000                        By: /s/ Dwight L. Wilson
      ------------                           ----------------------------------
                                          Dwight L. Wilson
                                          Senior Vice President,
                                          Treasurer and Chief Financial Officer