Form 10-Q/A
period 2000-03-31
QUAKER CITY BANCORP INC
filed 2000-05-12
CIK 912465

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-Q/A


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

                        YES [X]         NO [_]

Number of shares outstanding of the registrant's sole class of common stock at May 11, 2000: 5,118,620.

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

                           Quaker City Bancorp, Inc.
                     Consolidated Statements of Operations
                                   Unaudited
                     (In thousands, except per share data)

                                                                   Three Months Ended     Nine Months Ended
                                                                         March 31,             March 31,

                                                                      2000       1999       2000       1999
                                                                      ----       ----       ----       ----
Interest income:
     Loans receivable...........................................   $19,348    $16,285    $54,459    $46,341
     Mortgage-backed securities.................................     1,809      1,431      5,243      4,762
     Investment securities......................................       325        208        815        651
     Other......................................................       258        371        808      1,346
                                                                   -------    -------    -------    -------
        Total interest income...................................    21,740     18,295     61,325     53,100
                                                                   -------    -------    -------    -------
Interest expense:
     Deposits...................................................     8,534      7,349     24,778     22,098
     Federal Home Loan Bank advances and other borrowings.......     3,953      2,559     10,298      7,845
                                                                   -------    -------    -------    -------
        Total interest expense..................................    12,487      9,908     35,076     29,943
                                                                   -------    -------    -------    -------

     Net interest income before provision for loan losses.......     9,253      8,387     26,249     23,157

Provision for loan losses.......................................       400        500      1,200      1,300
                                                                   -------    -------    -------    -------

        Net interest income after provision for loan losses.....     8,853      7,887     25,049     21,857
                                                                   -------    -------    -------    -------
Other income:
     Deposit fees...............................................       415        287      1,076        779
     Loan servicing charges and fees............................       426        431      1,387      1,336
     Gain on sale of loans held for sale........................        39         97        249        261
     Commissions................................................       226        207        638        556
     Gain on sale of securities available for sale..............        --         --         --        616
     Other......................................................        42        (11)        49         17
                                                                   -------    -------    -------    -------
     Total other income.........................................     1,148      1,011      3,399      3,565
                                                                   -------    -------    -------    -------
Other expense:
     Compensation and employee benefits.........................     2,751      2,264      7,691      7,024
     Occupancy, net.............................................       705        564      2,129      1,710
     Federal deposit insurance premiums.........................        83        133        373        393
     Data processing............................................       261        205        765        636
     Advertising and promotional................................       300        419        705        743
     Consulting fees............................................       212        231        549        498
     Other general and administrative expense...................       704        381      1,923      1,665
                                                                   -------    -------    -------    -------
     Total general and administrative expense...................     5,016      4,197     14,135     12,669
     Real estate operations, net................................       (91)       251       (545)       396
Amortization of core deposit intangible.........................        29         --         48         --
                                                                   -------    -------    -------    -------
     Total other expense........................................     4,954      4,448     13,638     13,065
                                                                   -------    -------    -------    -------
Earnings before income taxes, extraordinary items and
          cumulative effect of change in accounting principle...     5,047      4,450     14,810     12,357
Income taxes....................................................     2,207      1,952      6,499      5,421
                                                                   -------    -------    -------    -------
Earnings before extraordinary items and cumulative
          effect of change in accounting principle..............     2,840      2,498      8,311      6,936
Extraordinary item, net of taxes................................        --         --         --        (61)
Cumulative effect of change in
  accounting principle, net of taxes............................        --         --         --        162
                                                                   -------    -------    -------    -------
Net earnings....................................................   $ 2,840    $ 2,498    $ 8,311    $ 7,037
                                                                   =======    =======    =======    =======

Basic earnings per share........................................     $0.57      $0.47      $1.64      $1.29
Diluted earnings per share......................................     $0.54      $0.45      $1.56      $1.23

          See accompanying notes to consolidated financial statements.

                           Quaker City Bancorp, Inc.
                Consolidated Statements of Comprehensive Income
                                   Unaudited
                                 (In thousands)

                                                                     Three Months Ended        Nine Months Ended
                                                                          March 31,               March 31,
                                                                     2000         1999         2000        1999
                                                                    ------       ------       ------      ------

Net earnings.....................................................   $2,840       $2,498      $8,311      $7,037
Other comprehensive income:
     Unrealized holding loss on securities
          available for sale arising during the period, net of
           taxes.................................................     (119)        (136)       (207)       (810)

     Less: realized gain included in net earnings and
          previously included in other comprehensive income,
           net of taxes..........................................       --           --          --        (522)
                                                                    ------       ------      ------      ------
Decrease in accumulated other
     comprehensive income, net of tax............................     (119)        (136)       (207)       (288)
                                                                    ------       ------      ------      ------
     Total comprehensive income..................................   $2,721       $2,362      $8,104      $6,749
                                                                    ------       ------      ------      ------

          See accompanying notes to consolidated financial statements.

                           Quaker City Bancorp, Inc.
                     Consolidated Statements of Cash Flows
                                   Unaudited
                                 (In thousands)

                                                                                          Nine Months Ended
                                                                                              March 31,
                                                                                           2000        1999
                                                                                       ---------    ---------
Cash flows from operating activities:
    Net earnings...................................................................... $   8,311    $   7,037
    Adjustments to reconcile net earnings to net cash provided........................ ---------    ---------
    by operating activities:
        Cumulative effect of change in accounting principle...........................        --         (162)
        Depreciation and amortization.................................................      (320)      (1,116)
        Provision for loan losses.....................................................     1,200        1,300
        Write-downs on real estate held for sale......................................        --          241
        Gain on sale of real estate held for sale.....................................      (679)        (275)
        Gain on sale of loans held for sale...........................................      (249)        (261)
        Gain on sale of securities available for sale.................................        --         (616)
        Loans originated for sale.....................................................   (32,229)     (51,937)
        Proceeds from sale of loans held for sale.....................................    40,897       50,449
        Federal Home Loan Bank (FHLB) stock dividend received.........................      (514)        (503)
        (Increase) decrease in accrued interest receivable and other assets...........     1,224         (330)
        Decrease in other liabilities.................................................    (3,354)      (2,853)
        Increase in accounts payable and accrued expenses.............................     1,012           22
        Other.........................................................................     1,718        1,715
                                                                                       ---------    ---------
            Total adjustments.........................................................     8,706       (4,326)
                                                                                       ---------    ---------
            Net cash provided by operating activities.................................    17,017        2,711
                                                                                       ---------    ---------
Cash flows from investing activities:
    Loans originated for investment...................................................  (164,811)    (147,350)
    Loans purchased for investment....................................................   (65,904)     (64,393)
    Principal repayments on loans.....................................................    98,333      103,178
    Purchases of investment securities held to maturity...............................    (9,826)     (15,985)
    Maturities and principal repayments of investment securities held to maturity.....     2,925        8,070
    Purchases of investment securities available for sale.............................    (9,500)          --
    Proceeds from sale of investment securities available for sale....................        --        1,558
    Purchases of mortgage-backed securities available for sale........................    (7,550)          --
    Purchases of mortgage-backed securities held to maturity..........................    (9,028)     (48,694)
    Principal repayments on mortgage-backed securities held to maturity...............     8,486       12,477
    Sale of mortgage-backed securities available for sale.............................        --       61,872
    Principal repayments on mortgage-backed securities available for sale.............     1,896        7,317
    Proceeds from sale of real estate held for sale...................................     3,827        1,794
    Purchase of FHLB stock............................................................    (1,872)          --
    Investment in office premises and equipment.......................................    (1,704)      (1,930)
                                                                                       ---------    ---------
            Net cash used by investing activities.....................................  (154,728)     (82,086)
                                                                                       ---------    ---------
Cash flows from financing activities:
    Increase in deposits..............................................................    66,392       72,025
    Proceeds from funding of FHLB advances............................................   378,589      180,500
    Repayments of FHLB advances.......................................................  (325,150)    (179,000)
    Stock options exercised...........................................................       117          217
    Repurchase of stock...............................................................    (5,817)      (4,172)
                                                                                       ---------    ---------
            Net cash provided by financing activities.................................   114,131       69,570
                                                                                       ---------    ---------
            Decrease in cash and cash equivalents.....................................   (23,580)      (9,805)
Cash and cash equivalents at beginning of period......................................    33,148       39,452
                                                                                       ---------    ---------
Cash and cash equivalents at end of period............................................ $   9,568    $  29,647
                                                                                       =========    =========

                           Quaker City Bancorp, Inc.
                     Consolidated Statements of Cash Flows
                                  (continued)
                                   Unaudited
                                 (In thousands)

                                                                                Nine Months Ended
                                                                                    March 31,
                                                                                 2000      1999
                                                                               -------   -------
Supplemental disclosures of cash flow information:
  Interest paid (including interest credited).................................  $35,469   $30,369
  Cash paid for income taxes..................................................    6,394     6,570
                                                                                =======   =======
Supplemental schedule of noncash investing and financing activities:
  Additions to loans resulting from the sale of real estate acquired through
  foreclosure.................................................................       --     1,178

  Additions to real estate acquired through foreclosure.......................      979     2,951
  Reclassification of MBS from held to maturity to available for sale.........       --    77,961
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

The decrease in loan production for the three months ended March 31, 2000 is primarily a result of higher interest rates during the current period as well as a reduction in loans purchased when compared to the same period in the previous quarter. The increase in multifamily loan production of the nine months ended March 31, 2000 as compared to the same period last year is primarily a result of an increase in loans purchased. At present, the Company expects to continue its focus on multifamily and commercial and industrial lending during the current fiscal year.

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