Form 10-K
period 2000-06-30
QUAKER CITY BANCORP INC
filed 2000-09-27
CIK 912465

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

                    For the fiscal year ended June 30, 2000

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                         [X] Yes                [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked price of its Common Stock, $.01 par value, on September 21, 2000, on the Nasdaq National Market System was approximately $75,830,000.

  At September 21, 2000, 5,096,077 shares of the Registrant's Common Stock were outstanding.

                      Documents Incorporated by Reference

  Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held November 15, 2000 are incorporated by reference in Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                     PART I
 ITEM 1.    BUSINESS.....................................................    1
            General......................................................    1
            Lending Activities...........................................    3
            Delinquencies and Classification of Assets...................   11
            Nonperforming Assets and Restructured Loans..................   13
            Impaired Loans...............................................   15
            Allowances for Loan and Real Estate Losses...................   15
            Investment Activities........................................   19
            Sources of Funds.............................................   20
            Subsidiary Activities........................................   22
            Competition..................................................   23
            Personnel....................................................   23
            Federal Taxation.............................................   23
            State and Local Taxation.....................................   25
            Environmental Regulation.....................................   25
            Regulation and Supervision...................................   26
             General.....................................................   26
             Activities Restrictions.....................................   26
             Deposit Insurance...........................................   27
             Regulatory Capital Requirements.............................   27
             Prompt Corrective Action Requirements.......................   29
             Enforcement.................................................   29
             Savings and Loan Holding Company Regulation.................   30
             Classification of Assets....................................   32
             Community Reinvestment Act..................................   33
             Federal Home Loan Bank System...............................   33
             Required Liquidity..........................................   33
             Federal Reserve System......................................   34
             Financial Modernization Legislation.........................   34
 ITEM 2.    PROPERTIES...................................................   36
 ITEM 3.    LEGAL PROCEEDINGS............................................   37
 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   37
 ITEM 4A.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........   37

                                    PART II

 ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS..........................................   38
 ITEM 6.    SELECTED FINANCIAL DATA......................................   40
 ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS....................................   42
            General......................................................   42
            Results of Operations........................................   42
            Financial Condition..........................................   44
            Capital Resources and Liquidity..............................   45
            Asset/Liability Management...................................   47
            Average Balance Sheet........................................   51
            Year 2000....................................................   53
            Impact of Inflation and Changing Prices......................   54
            Impact of New Accounting Standards...........................   54

                                                                           Page
                                                                           ----
 ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...    54
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

                                    PART IV

 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K..................................................  II-1
            SIGNATURES...................................................  II-7

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

                                    PART I

ITEM 1. BUSINESS

General

  Quaker City Bancorp, Inc., incorporated in Delaware, is primarily engaged in the savings and loan business through its wholly owned subsidiary Quaker City Bank (the "Bank"). The Company was organized on September 13, 1993, for the purpose of acquiring all of the capital stock of the Bank issued in the conversion of the Bank from mutual to stock form effective December 30, 1993. The Bank was originally founded in 1920 as the Mutual Building and Loan Association of Whittier, and in 1938 became a federally chartered mutual savings and loan association. The Company's principal business is serving as the holding company for the Bank. The executive offices of the Company are located at 7021 Greenleaf Avenue, Whittier, California 90602, telephone number
(562) 907-2200.

  The Bank currently operates fifteen retail full service branches in the southern California communities of Whittier (2), La Habra (2), Brea, Fullerton, La Mirada, Hacienda Heights, Anaheim Hills, Rowland Heights, Lakewood, Los Angeles, Corona, Foothill Ranch and Placentia. Four of these branches were opened in calendar year 2000 inside Wal-Mart stores. The Bank also has plans to open at least two additional Wal-Mart "in-store" branches in southern California during fiscal 2001.

  The Company is a savings and loan holding company and as such is subject to examination and regulation by the Office of Thrift Supervision ("OTS"). The deposits of the Bank are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is regulated by the Director of the OTS and the FDIC. The Bank is a member of the Federal Home Loan Bank ("FHLB") of San Francisco, which is one of the 12 regional banks comprising the Federal Home Loan Bank System. The Bank is also subject to certain regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") with respect to reserves required to be maintained against deposits and certain other matters. See "--Regulation and Supervision--General."

  The Bank's principal business has been and continues to be attracting retail deposits from the general public in its primary deposit market area surrounding its offices and investing those deposits, together with funds generated from operations and borrowings. Through its wholly owned subsidiary, Quaker City Financial Corporation ("QCFC"), the Company also engages in the sale of insurance and investment products on an agency basis. See "-- Subsidiary Activities." The Company originates predominantly multifamily, commercial real estate and one-to-four family loans and emphasizes multifamily lending in low and moderate income communities, primarily in southern California metropolitan areas. To a lesser extent, loans are also originated and purchased in Central and Northern California. Under certain circumstances, one-to-four family loans are purchased on loans secured by properties outside the state of California.

  Historically, the Company's principal business was the making of one-to-four family and multifamily (five or more units) loans. In every year for which data is presented in this report, i.e., 1996 through 2000, the Company's multifamily loan portfolio has increased in total dollar amount and has represented a significant portion of the Company's total loan portfolio. See "--Lending Activities--Loan and MBS Portfolio Composition." Beginning principally with the hiring announced in January 1998 of the income property lending staff of another southern California financial institution, the Company has increased its focus on commercial real estate lending. The Company currently intends to continue its emphasis on multifamily and commercial real estate lending, with their higher risk-adjusted rates of return, rather than on lower yielding one-to-four family lending. At June 30, 2000, the Company's gross loan portfolio (including loans held for sale) totaled $1.0 billion, 68.33% of which was secured by multifamily properties (approximately $505.4 million) and commercial real estate (approximately $196.5 million).

  Both the multifamily and the commercial real estate loan portfolios have grown at a significant rate during fiscal 2000. From June 30, 1999 to June 30, 2000 the net increase in the Company's multifamily portfolio was $113.8 million representing a 29.07% increase in the size of the portfolio. From June 30, 1999 to June 30, 2000, the net increase in the Company's commercial real estate loan portfolio was $56.1 million, representing a 39.92% increase in the size of the portfolio. At June 30, 2000, however, the $505.4 million multifamily portfolio represented 49.20% of the Company's gross loans and the $196.5 million commercial real estate portfolio represented 19.13% of the Company's gross loans. As a percentage of gross loans, the multifamily portfolio increased in size by 3.27% and the commercial real estate portfolio increased in size by 2.65% from June 30, 1999 to June 30, 2000. See "--Lending Activities--Multifamily Lending--Commercial Real Estate Lending."

  In addition to originating loans to hold in portfolio, the Company also originates loans for sale. The Company sold $48.9 million of loans in fiscal 2000. The Company also purchases loans for investment and for sale. During fiscal 2000, the Company purchased $85.8 million in loans of which, $45.6 million were one-to-four family. Loans sold come from loans held in the Company's portfolio designated as being held for sale or originated during the most recent period and designated as held for sale. Historically, the Company has generally retained the servicing rights on most loans sold, however, some loans are sold servicing released. In addition, the Company invests in securities issued by the U.S. Government and agencies thereof, mortgage-backed securities ("MBS") and other permitted investments under applicable federal laws and regulations. The Company's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, mortgage loan servicing activities, and interest and dividends on its investment securities and MBS.

  The Company's primary sources of funds are deposits, borrowings from the FHLB of San Francisco ("FHLB advances"), securities sold under agreements to repurchase, principal and interest payments on loans and MBS and proceeds from the sale of loans. At June 30, 2000, the

Company had deposits of approximately $808.2 million, including approximately $183.6 million in certificates of deposit of $100,000 or more. The Company's borrowings at June 30, 2000 included $290.3 million in FHLB advances. See "-- Sources of Funds."

  For the year ended June 30, 2000, the Company reported net earnings of $11.8 million, $2.23 per share diluted. This compares to net earnings of $9.6 million, $1.70 per share diluted, and $6.6 million, $1.14 per share diluted, for the years ended June 30, 1999 and 1998, respectively. The increase in fiscal 2000 earnings over fiscal 1999 was primarily due to an increase in net interest income partially offset by an increase in other expenses. The increase in fiscal 1999 earnings over fiscal 1998 was also primarily due to an increase in net interest income partially offset by an increase in other expenses.

  Total assets of the Company were $1.2 billion at June 30, 2000, an increase of $188.5 million compared to June 30, 1999. The increase in assets was primarily in loans, with commercial real estate loans increasing $56.1 million, multifamily loans increasing $113.8 million and one-to-four family loans increasing $3.3 million. The asset growth was funded primarily by an increase in deposits of $130.4 million and $55.6 million of FHLB advances. Included in the increase of $130.4 million of deposits during fiscal 2000 is $45.9 million of retail deposits purchased from another financial institution and its branch office located in Rowland Heights, California. In addition, while the vast majority of the Bank's deposits are retail in nature, the Bank accepted $55 million in time deposits from a political subdivision during fiscal 2000. The Bank considers these funds to be wholesale deposits and an alternative borrowing source rather than a customer relationship and their levels are determined by management's decision as to the most economic funding source. At June 30, 2000, the Company had total deposits of $808.2 million and total FHLB advances of $290.3 million.

  The southern California economy and real estate market in the Company's primary lending area have continued to be strong. The Company's level of nonperforming assets declined from June 30, 1999. The Company includes nonaccrual loans, troubled debt restructured loans and real estate acquired through foreclosure ("REO") in determining its level of nonperforming assets. At June 30, 2000, the Company reported $4.4 million in nonperforming assets compared to $7.5 million and $9.8 million at June 30, 1999 and 1998, respectively. The Company recorded provisions for loan losses of $1.6 million for the year ended June 30, 2000 compared to $1.7 million and $1.5 million for the years ended June 30, 1999 and 1998, respectively. See "--Allowances for Loan and Real Estate Losses" and "Management's Discussion and Analysis ("MD&A")--Results of Operations."

Lending Activities

  Loan and MBS Portfolio Composition. Historically, the Company's principal business was the making of one-to-four family and multifamily loans. In every year for which data is presented in this report, i.e., 1996 through 2000, the Company's multifamily loan portfolio has increased in total dollar amount and has represented a significant portion of the Company's total loan portfolio. Beginning principally with the hiring announced in January 1998 of the income property lending staff of another southern California financial institution, the Company has increased its focus on commercial real estate lending. The Company currently intends to continue its emphasis on multifamily and commercial real estate lending, with their higher risk-adjusted rates of return, rather than on lower yielding one-to-four family lending. At June 30, 2000, the Company had $1.0 billion of gross loans outstanding, 68.33% of which was secured by either multifamily properties or commercial real estate. Gross loans outstanding at June 30, 2000 included $505.4 million of multifamily loans, representing 49.20% of gross loans, $196.5 million of commercial real estate loans, representing 19.13% of gross loans, and $315.7 million of one-to-four family loans, representing 30.73% of gross loans. The remainder of gross loans at June 30, 2000 consisted of $1.5 million of land loans, or 0.14% of gross loans, and other loans of $8.2 million, or 0.80% of gross loans. Included in these amounts at June 30, 2000 were $21.2 million of loans held for sale, comprising 2.06% of gross loans.

  The net increase in the Company's multifamily loans during fiscal 2000 was $113.8 million, representing an increase of 29.07% in the multifamily loan portfolio as compared to June 30, 1999. The net increase in the Company's commercial real estate loans during fiscal 2000 was $56.1 million, representing an increase of 39.92% in the commercial real estate loan portfolio as compared to June 30, 1999. The net increase in the Company's one-to-four family loans during fiscal 2000 was $3.3 million, representing an increase of 1.05% in the one-to-four family loan portfolio as compared to June 30, 1999. As a percentage of gross loans, multifamily loans increased by 3.27%, commercial loans increased by 2.65% and one-to-four family loans decreased by 5.92% from June 30, 1999 to June 30, 2000. These percentage changes in the composition of the gross mortgage loan portfolio are a result of the relative growth of the multifamily and commercial real estate loan portfolios and the Company's sale of approximately 40% of the one-to-four family loans it originated during the 2000 fiscal year. The Company currently intends to continue to focus on multifamily and commercial real estate lending. During fiscal 2000, the Company purchased $85.8 million in loans of which, $46.0 million were one-to-four family. The Company anticipates that the purchase of one-to-four family loans will remain a focus of the Company in fiscal 2001.

  The Company invests in MBS, including securities guaranteed by the Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"). To a limited extent the Company also invests in privately issued MBS which typically have received a "AA" or "AAA" credit rating from at least one nationally recognized rating service. The Company invests in both adjustable-rate and fixed-rate MBS. In an effort to reduce the potential interest rate risk inherent in fixed-rate assets, the Company purchases fixed-rate MBS with a variety of coupon rates, maturities, and prices. Furthermore, the assets are typically purchased with fixed-rate FHLB advances of various terms to maturity primarily ranging from one month to five years in order to mitigate the Company's exposure to changes in interest rates. The adjustable-rate MBS in the Company's portfolio typically have life caps that will prevent the MBS from further upward adjustments in rate should interest rates rise above the cap limit. Prior to purchase, management considers the Company's overall tolerance to interest rate risk and invests accordingly. At June 30, 2000, the Company's MBS portfolio (including MBS available for sale) totaled
$109.9 million or 9.15% of total assets. The Company's MBS are comprised of $81.8 million of agency securities, $1.5 million issued by other financial institutions and $26.5 million in collateralized mortgage obligations ("CMO's"). Of the $26.5 million in CMO's 65.91% or $17.4 million are agency guaranteed. For all years presented, the CMO's represent non-equity senior interests in mortgage pass-through certificates and were of investment grade. At June 30, 2000, $24.4 million in MBS were classified as available for sale.

  The following table sets forth the composition of the Company's loan and MBS portfolios in dollar amounts and percentages of the respective portfolio at the dates indicated.

                                                                  At June 30,
                     --------------------------------------------------------------------------------------------------------
                             2000                  1999                 1998                1997                1996
                     ---------------------- -------------------- ------------------- ------------------- --------------------
                                 Percentage           Percentage          Percentage          Percentage           Percentage
                       Amount     of Total   Amount    of Total   Amount   of Total   Amount   of Total   Amount    of Total
                     ----------  ---------- --------  ---------- -------- ---------- -------- ---------- --------  ----------
                                                            (Dollars in thousands)
Loans:
 Residential:
   One-to-four
   units...........  $  315,689     30.73%  $312,407     36.65%  $279,862    39.26%  $299,979    45.47%  $303,273     48.54%
   Multifamily.....     505,436     49.20    391,596     45.93    347,285    48.72    301,965    45.77    258,970     41.45
 Commercial........     196,506     19.13    140,439     16.48     77,810    10.92     55,331     8.39     60,822      9.74
 Land..............       1,456      0.14        344      0.04        348     0.05      1,352     0.21      1,038      0.17
 Other.............       8,171      0.80      7,730      0.90      7,544     1.05      1,070     0.16        627      0.10
                     ----------    ------   --------    ------   --------   ------   --------   ------   --------    ------
   Loans, gross....   1,027,258    100.00%   852,516    100.00%   712,849   100.00%   659,697   100.00%   624,730    100.00%
                                   ======               ======              ======              ======               ======
Less:
 Undisbursed loan
 funds.............         320                  684                  579                 441                 378
 Unamortized
 discounts.........         752                1,078                2,170               2,404               2,864
 Deferred loan
 fees, net.........       4,138                3,852                3,612               3,493               3,093
 Allowance for
 loan losses.......      10,161                8,684                7,955               7,772               7,833
                     ----------             --------             --------            --------            --------
   Loans, net......   1,011,887              838,218              698,533             645,587             610,562
Less:
 Loans held for
 sale:
   One-to-four
   units...........         --                   353                1,043                 623               1,455
   Multifamily.....      11,173                7,234                6,464                 --                1,435
   Commercial......      10,031                9,441                  --                  --                  --
   Other...........           8                  --                   --                  --                  --
                     ----------             --------             --------            --------            --------
   Net loans held
   for investment..  $  990,675             $821,190             $691,026            $644,964            $607,672
                     ==========             ========             ========            ========            ========
Mortgage-backed
securities:
 FNMA..............  $   12,110     11.01%  $  5,509      5.51%  $ 11,309     9.84%  $ 13,240    17.87%  $ 11,129     26.70%
 FHLMC.............       5,171      4.70        399      0.40      8,272     7.20      1,298     1.75      1,697      4.07
 GNMA..............      64,474     58.62     61,858     61.91     52,306    45.52     33,577    45.32      7,885     18.92
 Issued by other
 financial
 institutions......       1,591      1.45      2,223      2.22      3,628     3.16      4,554     6.15      5,781     13.87
 Collateralized
 mortgage
 obligations.......      26,648     24.22     29,939     29.96     39,391    34.28     21,423    28.91     15,185     36.44
                     ----------    ------   --------    ------   --------   ------   --------   ------   --------    ------
                        109,994    100.00%    99,928    100.00%   114,906   100.00%    74,092   100.00%    41,677    100.00%
                                   ======               ======              ======              ======               ======
Plus (Less):
 Unamortized
 premium
 (discount)........        (133)                 (67)                 945                  47                (502)
                     ----------             --------             --------            --------            --------
   Mortgage-backed
   securities,
   net.............     109,861               99,861              115,851              74,139              41,175
Less:
 Mortgage-backed
 securities
 available for
 sale..............      24,404               15,783                8,274                 --                  --
                     ----------             --------             --------            --------            --------
   Net mortgage-
   backed
   securities held
   to maturity.....      85,457               84,078              107,577              74,139              41,175
                     ----------             --------             --------            --------            --------
Total net loans and
mortgage-backed
securities held for
investment or to
maturity...........  $1,076,132             $905,268             $798,603            $719,103            $648,847
                     ==========             ========             ========            ========            ========

  Loan Maturity. The following table shows the contractual maturity of the Company's gross loans and MBS at June 30, 2000. The table includes loans held for sale of $21.2 million and MBS available for sale of $24.4 million. The table does not include estimated principal repayments. Actual principal repayments on loans totaled $127.3 million, $145.6 million and $91.8 million for the years ended June 30, 2000, 1999 and 1998, respectively. Principal repayments on MBS totaled $13.4 million, $25.0 million, and $29.6 million for the years ended June 30, 2000, 1999, and 1998, respectively.

                                                       At June 30, 2000
                          ---------------------------------------------------------------------------
                            One-                                       Total    Mortgage-
                          to-Four   Multi-                             Loans      Backed
                           Family   family  Commercial  Land  Other  Receivable Securities   Total
                          -------- -------- ---------- ------ ------ ---------- ---------- ----------
                                                        (In thousands)
Amounts due:
 One year or less.......  $  2,355 $  1,819  $  5,604  $  --  $  344 $   10,122  $    --   $   10,122
                          -------- --------  --------  ------ ------ ----------  --------  ----------
 After one year:
 More than one year to
  three years...........     1,176   14,305     5,778     --     --      21,259       --       21,259
 More than three years
  to five years.........     2,002    6,617     3,739     --      15     12,373       --       12,373
 More than five years to
  10 years..............    18,132   86,025   114,425     --     241    218,823       --      218,823
 More than 10 years to
  20 years..............   109,231  286,082    60,644          1,795    457,752     4,947     462,699
 More than 20 years.....   182,793  110,588     6,316   1,456  5,776    306,929   105,047     411,976
                          -------- --------  --------  ------ ------ ----------  --------  ----------
  Total due after one
   year.................   313,334  503,617   190,902   1,456  7,827  1,017,136   109,994   1,127,130
                          -------- --------  --------  ------ ------ ----------  --------  ----------
  Total amounts due.....  $315,689 $505,436  $196,506  $1,456 $8,171 $1,027,258  $109,994  $1,137,252
                          ======== ========  ========  ====== ====== ==========  ========  ==========

  The following table sets forth at June 30, 2000, the dollar amount of all loans due after June 30, 2001, and whether such loans are fixed-rate or adjustable rate mortgage ("ARM") loans.

                                                       At June 30, 2000
                                               ---------------------------------
                                                Fixed   Adjustable(1)   Total
                                               -------- ------------- ----------
                                                        (In thousands)
Real estate loans:
  One-to-four family.......................... $132,335   $180,999    $  313,334
  Multifamily.................................   22,527    481,090       503,617
  Commercial real estate......................   36,213    154,689       190,902
  Land........................................      --       1,456         1,456
Other loans...................................    3,368      4,459         7,827
                                               --------   --------    ----------
  Total loans................................. $194,443   $822,693    $1,017,136
                                               ========   ========    ==========

--------
(1) ARM loans include loans that adjust monthly, semiannually, annually or once every five years. Five year ARM loans total $2.0 million one-to-four family, $43.7 million multifamily and $79.3 million commercial real estate.

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

  Additionally, the Company purchases or participates in loans originated by other institutions. The determination to purchase loans is based upon the Company's investment needs and market opportunities. Subject to regulatory restrictions applicable to savings associations, the Company's current loan policies allow all loan types to be purchased. The determination to purchase specific loans or pools of loans is subject to the Company's underwriting policies, which require consideration of the financial condition of the borrower and the appraised value of the property and, with respect to multifamily and commercial real estate loans, the net operating income of the mortgaged property before debt service and depreciation and the debt service coverage ratio (the ratio of net operating income to debt service), among other factors. The Company has purchased loans from independent parties in various transactions. During the year ended
June 30, 2000, of the $352.2 million of loans generated by the Company in fiscal 2000 through origination or purchase, $85.8 million, or 24.35%, were purchased. Of the $85.8 million of loans purchased during fiscal 2000, $28.1 million were multifamily loans, $11.7 million were commercial real estate loans and $46.0 million were one-to-four family loans.

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

  In an attempt to further minimize interest rate risk associated with fixed-rate loans designated as held for sale, the Company may enter into commitments with FNMA and other investors (known as forward commitments) to sell loans at a future date at a specified price. The Company will then simultaneously process and close the loans, thereby attempting to protect the price of loans in process from interest rate fluctuations that may occur from application to sale. There is risk involved in this forward commitment activity. In a declining interest rate environment, borrowers may choose not to close loans, but the Company would remain obligated to fulfill its forward commitments. The inability of the Company to originate or acquire loans to fulfill these commitments may result in the Company being required to pay non-delivery fees. In an increasing interest rate environment, the Company is subject to interest rate risk in the event its commitments to make loans to borrowers exceeds its commitments to sell loans. At June 30, 2000, the Company had no forward commitments with respect to fixed rate loans held for sale. The Company does not intend to enter into forward commitments on ARM loans.

  The Company sells loans and participations in loans with yield rates to the investors based upon current market rates. Gain or loss is recognized to the extent that the selling prices differ from the carrying value of the loans sold based on the estimated relative fair values of the assets sold and any retained interests, less any liabilities incurred. The assets obtained on sale are generally loan servicing assets. Liabilities incurred in a sale may include recourse obligations or servicing liabilities. At June 30, 2000, the Company had originated mortgage servicing assets with a book value of $72,000.

  In addition to retaining the servicing assets for originated loans, the Company may also purchase mortgage servicing assets related to mortgage loans originated by other institutions. The Company's current loan policies provide that the aggregate amount of purchased mortgage servicing shall not exceed 75% of the total loans in the Company's portfolio that are serviced for others. At June 30, 2000, the Company had purchased mortgage servicing assets with a book value of $197,000.

  The following table sets forth activity in the Company's loan and MBS portfolios for the periods indicated:

                                                   At or for the Year Ended
                                                           June 30,
                                                 ------------------------------
                                                    2000       1999      1998
                                                 ----------  --------  --------
                                                        (In thousands)
Gross loans:
  Beginning balance............................. $  852,516  $712,849  $659,697
    Loans originated:
    One-to-four family..........................     25,836    63,016    36,227
    Multifamily.................................    167,183   119,794    77,703
    Commercial..................................     72,839    87,259    21,208
    Other.......................................        608     1,901     1,436
                                                 ----------  --------  --------
    Total loans originated......................    266,466   271,970   136,574
    Loans purchased.............................     85,752    78,075    48,112
    Loans to facilitate the sale of REO.........        --      1,205     1,365
                                                 ----------  --------  --------
     Total......................................    352,218   351,250   186,051
  Less:
    Transfer to REO.............................      1,362     3,286     6,239
    Principal repayments........................    127,343   145,612    91,846
    Sales of loans..............................     48,910    63,996    34,324
    Other, net..................................       (139)   (1,311)      490
                                                 ----------  --------  --------
  Ending balance................................ $1,027,258  $852,516  $712,849
                                                 ==========  ========  ========
Gross mortgage-backed securities:
  Beginning balance............................. $   99,928  $114,906  $ 74,092
    Mortgage-backed securities purchased........     23,506    70,624    71,767
  Less:
    Mortgage-backed securities sold.............        --     61,989       --
    Principal repayments........................     13,427    25,012    29,595
    Other, net..................................         13    (1,399)    1,358
                                                 ----------  --------  --------
  Ending balance................................ $  109,994  $ 99,928  $114,906
                                                 ==========  ========  ========

  Multifamily Lending. During the year ended June 30, 2000, the Company originated $167.2 million of multifamily loans. The Company originates multifamily mortgage loans generally secured by apartment buildings located in southern California metropolitan areas. To a lesser extent multifamily loans are also originated and purchased in Central and Northern California. In originating a multifamily loan, the Company considers the qualifications of the borrower as well as the securing property. Some of the foremost factors to be considered are the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) and the ratio of the loan amount to the appraised value of the property. Pursuant to the Company's underwriting policies, a multifamily loan generally may only be made in an amount up to 80% of the appraised value of the underlying property. The Company also generally requires a debt service coverage ratio of at least 110%. Properties securing a loan are appraised by an independent appraiser and title insurance is required on all loans. The average outstanding loan balance on multifamily loans at June 30, 2000 was approximately $383,000, with the largest loan being $4.8 million. The property collateralizing this loan is located in Chula Vista, California and the loan was not classified at June 30, 2000. Declines in the real estate values in the Company's primary lending area may result in increases in the loan-to-value ratio on some multifamily mortgage loans subsequent to origination.

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

  At June 30, 2000, the Company's multifamily loan portfolio had increased to $505.4 million, or 49.20% of gross loans, from $391.6 million, or 45.93% of gross loans, at June 30, 1999, an increase of $113.8 million. The multifamily loan portfolio increased in total dollar amount during fiscal 2000 by 29.06%, and as a percentage of gross loans by 3.27%. Of the $505.4 million multifamily loans outstanding at June 30, 2000, 4.49% were fixed-rate loans and 95.51% were ARM loans. Of the 95.51% of ARM loans, 9.06% or $43.7 million are tied to a treasury bill based index that adjusts once every five years.

  Multifamily loans are generally considered to involve a higher degree of credit risk and to be more vulnerable to adverse conditions in the real estate market and to deteriorating economic conditions, particularly changes in interest rates than one-to-four family residential mortgage loans. These loans typically involve higher loan principal amounts and the repayment of such loans generally depend on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. Sometimes multifamily loans are made to groups of related borrowers, which concentration could increase the Company's exposure should the circumstances of one borrower negatively affect the ability of other related borrowers to repay their loans in full on a timely basis. Recessionary economic conditions tend to result in higher vacancy and reduced rental rates and net operating incomes from multifamily residential properties. Of the Company's $139,000 of charge-offs in fiscal 2000, none, were for multifamily loans. See "-- Allowances for Loan and Real Estate Losses."

  Commercial Real Estate Lending. During fiscal 2000, the Company originated $72.8 million of commercial real estate loans. The Company originates commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings, multi-tenant industrial properties or a combination of residential and retail facilities located primarily in southern California. To a lesser extent, commercial real estate loans are also originated and purchased in Central and Northern California. The Company's underwriting procedures provide that commercial real estate loans generally may be made in amounts up to 75% of the appraised value of the property. These loans may be made with terms up to 30 years for ARM loans. The Company's underwriting standards and procedures are similar to those applicable to its multifamily loans, wherein the Company considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Company has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 110%. The average outstanding loan balance on commercial real estate loans at June 30, 2000 was approximately $695,000. The largest commercial real estate loan in the Company's portfolio, located in Huntington Beach, California had an outstanding principal balance at June 30, 2000 of $3.4 million and the loan was not classified.

  At June 30, 2000, the Company's commercial real estate loan portfolio had increased to $196.5 million, or 19.13% of gross loans, from $140.4 million, or 16.48% of gross loans, at June 30, 1999, an increase of $56.1 million, or 2.65% of gross loans. This $56.1 million increase in the commercial real estate loan portfolio during fiscal 2000 represents a 39.92% increase in the total dollar amount of the commercial real estate portfolio. Of the $196.5 million commercial real estate loans outstanding at June 30, 2000, 19.30% were fixed-rate loans and 80.70% were ARM loans. Of the 80.70% of ARM loans, 50.03% or $79.3 million are tied to a treasury bill bond index that adjusts once every five years.

  Commercial real estate loans are generally considered to involve a higher degree of credit risk and to be more vulnerable to adverse conditions in the real estate market and to deteriorating economic conditions, particularly changes in interest rates than one-to-four family residential mortgage loans. These loans typically involve higher loan principal amounts and the repayment of such loans generally depend on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. Sometimes commercial real estate loans are made to groups of related borrowers, which concentration could increase the Company's exposure should the circumstances of one borrower negatively affect the ability of other related borrowers to repay their loans in full on a timely basis. Recessionary economic conditions tend to result in higher vacancy and reduced rental rates and net operating incomes from commercial properties. In addition, commercial real estate values tend to be cyclical. Of the Company's $139,000 of charge-offs in fiscal 2000, none were for commercial real estate loans. The Company has significantly increased its commercial real estate loan portfolio during the past two fiscal years. Both because the size of the commercial real estate loan portfolio has increased significantly and most of the loans comprising the portfolio are unseasoned, having been originated within the last two fiscal years, the Company's past loss experience with respect to its commercial real estate loan portfolio may not be representative of the risk of loss in such portfolio in the future. See "--Allowances for Loan and Real Estate Losses."

  One-to-Four Family Lending. The Company originates both fixed-rate mortgage loans and ARM loans secured by one-to-four family residences, including, to a lesser extent, condominium and cooperative units with maturities up to 30 years. Originated loans are predominantly secured by property located in southern California. Loan originations are generally obtained from existing or past customers, members of the local communities and loan brokers. One-to-four family loans are purchased with properties securing the loans located throughout the state of California and in certain circumstances outside of California. Included in one-to-four family loans are outstanding balances of $19.3 million of adjustable rate home equity credit lines tied to the Wall Street Prime index. These loans are generally secured by a first or second trust deed, with maturities up to 25 years.

  During the year ended June 30, 2000, the Company originated $25.8 million of one-to-four family loans. The Company's policy is to originate one-to-four family loans in amounts generally up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. Declines in the real estate values in the Company's lending areas may result in increases in the loan-to-value ratio on some one-to-four family loans subsequent to origination.

  At June 30, 2000, the Company's one-to-four family loan portfolio had increased to $315.7 million, or 30.73% of gross loans, from $312.4 million, or 36.65% of gross loans, at June 30, 1999, an increase of $3.3 million. Although the one-to-four family loan portfolio increased in total dollar amount during fiscal 2000 by 1.05%, it decreased as a percentage of gross loans by 5.92%. During fiscal 2000 one-to-four family loans purchased were $46.0 million. Of the $315.7 million one-to-four family loans outstanding at June 30, 2000, 42.64% were fixed-rate loans and 57.36% were ARM loans.

  Certain Loan Terms. Since 1982, the Company has emphasized the origination of ARM loans for retention in its portfolio. This practice has enabled the Company to reduce its interest rate risk exposure by concentrating its loan portfolio in assets with either shorter terms or more frequent repricing, or both. At June 30, 2000, approximately 97.67% of the Company's multifamily, 87.76% of its commercial real estate and 57.36% of its one-to-four family loans were ARM loans. The Company also originates fixed-rate loans in response to customer demand. The type of loans the Company originates is dependent upon the relative customer demand for fixed-rate or ARM loans, which in turn is affected by the current and expected level of interest rates. Historically, the Company has sold fixed-rate loans in the secondary market to FNMA, FHLMC and others. During fiscal 2000, the Company retained certain fixed-rate loans in its portfolio.

  The interest rates for approximately 43% of the Company's ARM loans in portfolio are indexed to the 11th District Cost of Funds Index ("COFI"). The Company currently offers a number of ARM loan programs with interest rates tied to Treasury bill based and COFI indices that adjust monthly, semi-annually, annually or once every five years, some of which have payment caps. Because of payment caps and the different times at which interest rate adjustments and payment adjustments are made, in periods of rising interest rates monthly payments may not be sufficient to pay the interest accruing on some of the Company's ARM loans. The amount of any shortfall ("negative amortization") is added to the principal balance of the loan to be repaid through future monthly payments, which could cause increases in the amount of principal owed to the Company over that which was originally lent. The Company currently has approximately $531.3 million in mortgage loans that may be subject to negative amortization. During the years ended June 30, 2000, 1999 and 1998, the negative amortization associated with these loans totaled $109,000, $223,000 and $478,000, respectively. Significant negative amortization can increase the associated risk of default on loans, particularly for loans originated with relatively high loan-to-value ratios. Based on historical experience, management does not believe that the loss experience on the loans that are subject to negative amortization is materially different from the loss experience on the balance of its portfolio.

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

  The Company's policies generally provide that delinquent mortgage loans be reviewed and that written notices be mailed after the 11th and 17th day of delinquency. The Company's policies provide that telephone contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Company will attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. See also "-- Nonperforming Assets and Restructured Loans."

  At June 30, 2000, 1999 and 1998, delinquencies in the Company's loan portfolio were as follows:

                                 2000                              1999                              1998
                   --------------------------------- --------------------------------- ---------------------------------
                      60-89 Days    90 Days or More     60-89 Days    90 Days or More     60-89 Days    90 Days or More
                   ---------------- ---------------- ---------------- ---------------- ---------------- ----------------
                   Number Principal Number Principal Number Principal Number Principal Number Principal Number Principal
                     of    Balance    of    Balance    of    Balance    of    Balance    of    Balance    of    Balance
                   Loans  of Loans  Loans  of Loans  Loans  of Loans  Loans  of Loans  Loans  of Loans  Loans  of Loans
                   ------ --------- ------ --------- ------ --------- ------ --------- ------ --------- ------ ---------
                                                          (Dollars in thousands)
One-to-four
 family..........     2     $109      28    $1,247      8    $  456     54    $2,662      5    $  399     22    $2,514
Multifamily......     1      526      --       --      --       --      --       --       5     1,377      4     1,691
Commercial.......    --      --       --       --       2     1,674      1        78      3     1,663      3       249
Other loans......    --      --       --       --       2        61      2       121     --       --      --       --
                    ---     ----     ---    ------    ---    ------    ---    ------    ---    ------    ---    ------
 Total...........     3     $635      28    $1,247     12    $2,191     57    $2,861     13    $3,439     29    $4,454
                    ===     ====     ===    ======    ===    ======    ===    ======    ===    ======    ===    ======
Delinquent loans
 to
 total gross
 loans...........           0.06%             0.12%            0.26%            0.34%            0.48%            0.62%

  The loans in the above table have been considered in connection with the Company's overall assessment of the adequacy of its allowance for loan losses. However, there can be no assurance that the Company will not have to establish additional loss provisions for these loans in the future. See "--Allowances for Loan and Real Estate Losses" and "MD&A--Problem Assets."

  Classification of Assets. Federal regulations and the Company's Classification of Assets Policy require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Company has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Company currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Loans can be considered "Substandard" for other reasons in addition to the paying capacity and underlying collateral, based on the Company's Classification of Assets Policy. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full", on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." See "--Regulation and Supervision--Classification of Assets." The Company's Internal Asset Review Committee monthly reviews and classifies the Company's assets and reports the results of its review to the Company's Board of Directors.

  The following table sets forth information with respect to the classified assets of the Company at June 30, 2000.

                                                             At June 30, 2000
                                                          ----------------------
                                                               Substandard
                                                              --------------
                                                              (In thousands)
Real estate loans:
  One-to-four family.....................................        $ 5,191
  Multifamily............................................          2,845
  Commercial and Land....................................          2,529
REO......................................................            639
Securities...............................................              8
                                                                 -------
Total Classified Assets..................................        $11,212
                                                                 =======

  Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", the Company recognizes impairment on troubled collateral dependent loans by creating a specific valuation allowance. At June 30, 2000 and 1999, the specific valuation allowances totaled $521,000 and $465,000, respectively. The loans for which a specific valuation allowance was established are in the process of collection. At such time that these loans are deemed uncollectible, the specific valuation allowance will be charged off.

  In addition to adversely classified assets, assets which do not currently expose the Company to sufficient risk to warrant adverse classification but possess weaknesses are designated "Special Mention." According to OTS guidelines, Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. At June 30, 2000, $6.4 million of assets were graded as Special Mention, compared to $9.3 million at June 30, 1999.

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

                                                  At June 30,
                                      ----------------------------------------
                                       2000    1999    1998    1997     1996
                                      ------  ------  ------  -------  -------
                                             (Dollars in thousands)
Real estate loans:
  One-to-four family................. $1,356  $3,062  $2,779  $ 3,226  $ 1,614
  Multifamily........................    526     --    2,257    2,387    4,949
  Commercial and land................  1,707   1,752   1,912    2,926    3,781
Other:
  Consumer loans.....................    --      170     --       --       105
                                      ------  ------  ------  -------  -------
  Total nonaccrual loans(1)..........  3,589   4,984   6,948    8,539   10,449
Troubled debt restructured loans.....    211     218     223      229      234
                                      ------  ------  ------  -------  -------
  Total nonperforming loans..........  3,800   5,202   7,171    8,768   10,683
Real estate acquired through
 foreclosure.........................    639   2,340   2,678    1,720    2,435
                                      ------  ------  ------  -------  -------
  Total nonperforming assets......... $4,439  $7,542  $9,849  $10,488  $13,118
                                      ======  ======  ======  =======  =======
Ratios:
  Net charge-offs to average loans...   0.01%   0.15%   0.18%    0.47%    1.13%
  Total allowance for loan losses as
   a percentage of gross loans.......   0.99    1.02    1.12     1.18     1.25
  Total allowance for loan losses as
   a percentage of total
   nonperforming loans(2)............ 267.39  166.94  110.93    88.64    73.32
  Total allowance as a percentage of
   total nonperforming assets(3)..... 228.90  115.14   82.55    75.77    61.05
  Total nonaccrual loans as a
   percentage of gross loans(1)......   0.35    0.58    0.98     1.29     1.67
  Nonperforming loans as a percentage
   of gross loans(2).................   0.37    0.61    1.01     1.33     1.71
  Nonperforming assets as a
   percentage of total assets(4).....   0.37    0.74    1.11     1.31     1.81

--------
(1) Nonaccrual loans are net of specific allowances of $0, $68,000, $945,000, $1.0 million and $1.8 million for the years ended June 30, 2000, 1999, 1998, 1997 and 1996, respectively.
(2) Nonperforming loans include nonaccrual and troubled debt restructured loans. Gross loans include loans held for sale.
(3) Total allowance includes loan and REO valuation allowances.
(4) Nonperforming assets include nonperforming loans and REO.

  The gross amount of interest income on nonaccrual loans that would have been recorded during the years ended June 30, 2000, 1999 and 1998 if the nonaccrual loans had been current in accordance with their original terms was $312,000, $424,000 and $640,000, respectively. For the years ended June 30, 2000, 1999 and 1998, $247,000, $295,000 and $399,000, respectively, was actually earned on nonaccrual loans and is included in interest income on loans in the consolidated statements of operations for such years included in this report. Interest income earned on nonaccrual loans is generally recorded utilizing the cash-basis method of accounting. See "Financial Statements and Supplementary Data."

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

  At June 30, 2000 and 1999, the Company had a gross investment in impaired loans of $1.7 million and $3.5 million, respectively. During the years ended June 30, 2000 and 1999, the Company's average investment in impaired loans was $1.7 million and $5.9 million and for the years then ended, interest income on such loans totaled $126,000 and $531,000, respectively. Interest income on impaired loans which are performing is generally recorded utilizing the cash-basis method of accounting. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. At June 30, 2000 all impaired loans were performing in accordance with their contractual terms. Impaired loans totaling $1.7 million were not performing in accordance with their contractual terms at June 30, 1999, and have been included in nonaccrual loans at that date.

  The Company recognizes impairment on troubled collateral dependent loans by creating a specific valuation allowance. The loans for which a specific valuation allowance was established are in the process of collection. At such time that these loans are deemed uncollectible, the specific valuation allowance is charged-off.

  Impaired loans at June 30, 2000 include $1.7 million of loans for which specific valuation allowances of $379,000 had been established. At June 30, 1999, the Company had $1.0 million of impaired loans for which specific valuation allowances of $155,000 had been established and $2.5 million of such loans for which no specific valuation allowance was considered necessary. All such provisions for losses and related recoveries are recorded as part of the total allowance for loan losses.

Allowances for Loan and Real Estate Losses

  The Company's allowance for loan losses is comprised of specific valuation allowances as well as a general valuation allowance ("GVA"). As discussed above, specific valuation allowances are generally established to recognize impairment on troubled collateral dependent loans. The GVA is maintained in an amount that management believes will be adequate to absorb probable losses that are anticipated on existing loan-related assets and off-balance sheet items.

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

  The Company has significantly increased its commercial real estate loan portfolio during the past fiscal year from $140.4 million at June 30, 1999 to $196.5 million at June 30, 2000 (an increase of approximately 39.92%). Both because the size of the commercial real estate loan portfolio has increased significantly and most of the loans comprising the portfolio are unseasoned, having been originated within the last two fiscal years, the Company's past loss experience with respect to its commercial real estate loan portfolio may not be representative of the risk of loss in such portfolio in the future. Multifamily and commercial real estate loans are generally considered to involve a higher degree of credit risk and to be more vulnerable to adverse conditions in the real estate market and to deteriorating economic conditions, particularly changes in interest rates than one-to-four family residential mortgage loans. These loans typically involve higher loan principal amounts and the repayment of such loans generally depend on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. Sometimes multifamily and commercial real estate loans are made to groups of related borrowers, which concentration could increase the Company's exposure should the circumstances of one borrower negatively affect the ability of other related borrowers to repay their loans in full on a timely basis. In addition, multifamily and commercial real estate values tend to be more cyclical and, while the southern California real estate market remained strong in fiscal 2000, recessionary economic conditions of the type that prevailed in prior years in the Company's lending market area tend to result in higher vacancy and reduced rental rates and net operating incomes from multifamily and commercial real estate properties. See "Business--Lending Activities--Multifamily Lending" and "--Commercial Real Estate Lending."

  The Company recorded a provision for loan losses of $1.6 million for the year ended June 30, 2000, compared to $1.7 million, $1.5 million, $3.0 million and $2.1 million for the years ended June 30, 1999, 1998, 1997 and 1996, respectively. The slight decrease in the provision for 2000 is primarily the result of the continued decrease in nonperforming assets during the year. The slight increase in the provision for fiscal 1999 compared to 1998 was primarily a result of the overall growth in the loan portfolio as compared to the prior year, specifically in commercial real estate loans. In addition, certain one-to-four family loans purchased during fiscal 1999 were considered by the Company to have higher risk characteristics because they were loans outside of California, which has historically been considered the Company's primary market area for one-to-four family loans. The decrease in the provision for 1998 was primarily a result of decreased charge-offs and nonaccrual loans during this period. Management believed that the increases in the provisions for 1997 and 1996 were necessary to replenish the allowance for loan losses to what management believed was an adequate level due to charge-offs taken during these years. The increase in charge-offs in 1996 was primarily a result of acquiring title to or resolving properties damaged in the January 1994 Northridge earthquake as well as continued declines in the southern California economy during this year.

  Although the Company believes that the allowance for loan losses at June 30, 2000 is adequate, there can be no assurance that the Company will not have to establish additional loss provisions based upon future events. The Company will continue to monitor and modify its allowances for loan losses as conditions dictate. In addition, the OTS and the FDIC, as an integral part of their examination process, periodically review the Company's valuation allowance. These agencies may require the Company to establish additional allowances, based on their judgments of the information available at the time of the examination. See "Regulation and Supervision--Classification of Assets."

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

  The following table sets forth activity in the Company's total allowance for loan losses and allowance for losses on REO.

                                      At or For the Year Ended June 30,
                                   -------------------------------------------
                                    2000     1999     1998     1997     1996
                                   -------  -------  -------  -------  -------
                                               (In thousands)
Allowance for loan losses:
  Balance at beginning of year.... $ 8,684  $ 7,955  $ 7,772  $ 7,833  $12,108
  Provision for loan losses.......   1,600    1,700    1,450    3,001    2,103
  Allowance of portfolios
   acquired.......................     --       164      --       --       294
  Charge-offs:
    One-to-four family............    (125)    (189)    (428)    (714)    (994)
    Multifamily...................     --      (945)    (839)  (2,182)  (4,367)
    Commercial and land...........     --       --       --      (165)  (1,309)
    Non-mortgage..................     (14)      (1)     --        (1)      (2)
  Recoveries(1)...................      16      --       --       --       --
                                   -------  -------  -------  -------  -------
    Subtotal charge-offs, net.....    (123)  (1,135)  (1,267)  (3,062)  (6,672)
                                   -------  -------  -------  -------  -------
  Balance at end of year.......... $10,161  $ 8,684  $ 7,955  $ 7,772  $ 7,833
                                   =======  =======  =======  =======  =======
Allowance for REO losses:
  Balance at beginning of year.... $   --   $   175  $   175  $   175  $   175
  Additions charged to operations.     --       --       --       --       --
  Charge-offs.....................     --      (175)     --       --       --
                                   -------  -------  -------  -------  -------
  Balance at end of year.......... $   --   $   --   $   175  $   175  $   175
                                   =======  =======  =======  =======  =======

--------
(1) In 2000 recoveries were on multifamily loans.

  The following table sets forth the Company's allowance for loan losses to total loans and the percentage of loans to total loans in each of the categories listed.

                                                               At June 30,
                  ------------------------------------------------------------------------------------------
                             2000(1)                        1999(1)                       1998(1)
                  ------------------------------ ----------------------------- -----------------------------
                          Percentage Percentage         Percentage Percentage         Percentage Percentage
                              of      of Loans              of      of Loans              of      of Loans
                          Allowance    in Each          Allowance    in Each          Allowance    in Each
                           to Total  Category to         to Total  Category to         to Total  Category to
                  Amount  Allowance  Total Loans Amount Allowance  Total Loans Amount Allowance  Total Loans
                  ------- ---------- ----------- ------ ---------- ----------- ------ ---------- -----------
                                                    (Dollars in thousands)
One-to-four
family........... $ 2,392    23.54%     30.73%   $2,371    27.30%     36.65%   $1,421    17.86%     39.26%
Multifamily......   4,903    48.25      49.20     4,216    48.55      45.93     3,556    44.70      48.72
Commercial.......   2,620    25.79      19.13     1,888    21.74      16.48     1,337    16.81      10.92
Land.............       1      .01       0.14         4     0.05       0.04       --       --        0.05
Other............     103     1.01       0.80        98     1.13       0.90        38     0.48       1.05
Unallocated......     142     1.40        N/A       107     1.23        N/A     1,603    20.15        N/A
                  -------   ------     ------    ------   ------     ------    ------   ------     ------
 Total allowance
 for loan losses. $10,161   100.00%    100.00%   $8,684   100.00%    100.00%   $7,955   100.00%    100.00%
                  =======   ======     ======    ======   ======     ======    ======   ======     ======

                                                 At June 30,
                         -----------------------------------------------------------
                                    1997(1)                       1996(1)
                         ----------------------------- -----------------------------
                                Percentage Percentage         Percentage Percentage
                                    of      of Loans              of      of Loans
                                Allowance    in Each          Allowance    in Each
                                 to Total  Category to         to Total  Category to
                         Amount Allowance  Total Loans Amount Allowance  Total Loans
                         ------ ---------- ----------- ------ ---------- -----------
                                           (Dollars in thousands)
One-to-four family...... $1,709    21.99%     45.47%   $1,306    16.67%     48.54%
Multifamily.............  3,318    42.69      45.77     4,744    60.56      41.45
Commercial..............  1,085    13.96       8.39     1,288    16.44       9.74
Land....................    210     2.70       0.21       199     2.54       0.17
Other...................    --       --        0.16       --       --        0.10
Unallocated.............  1,450    18.66        N/A       296     3.79        N/A
                         ------   ------     ------    ------   ------     ------
 Total allowance
 for loan losses........ $7,772   100.00%    100.00%   $7,833   100.00%    100.00%
                         ======   ======     ======    ======   ======     ======

----------
(1) In 2000, 1999, 1998, 1997 and 1996, total specific allowances amounted to $521,000, $465,000, $1.7 million, $1.6 million and $2.2 million, respectively.

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

Investment Activities

  Federally chartered savings associations such as the Bank have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, a federally chartered savings institution such as the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "--Regulation and Supervision--Required Liquidity." The Bank currently manages liquid assets at the minimum level required under OTS requirements in an effort to maximize overall yield on its investment portfolio.

  The investment policy of the Company attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. Specifically, the Company's policy generally limits investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment-grade. The Company's policy authorizes investment in marketable equity securities meeting the Company's guidelines. The policy requires that all investment purchases be ratified by the Board of Directors of the Company. At June 30, 2000, the Company had federal funds sold and other short-term investments and investment securities in the aggregate amount of $35.3 million with a fair value of $34.2 million.

  The following table sets forth certain information regarding the amortized cost and fair values of the Company's federal funds sold and other short-term investments and investment securities portfolio at the dates indicated:

                                               At June 30,
                          -----------------------------------------------------
                                2000              1999              1998
                          ----------------- ----------------- -----------------
                          Amortized  Fair   Amortized  Fair   Amortized  Fair
                            Cost     Value    Cost     Value    Cost     Value
                          --------- ------- --------- ------- --------- -------
                                             (In thousands)
Federal funds sold and
 other short-term
 investments.............  $ 3,900  $ 3,900  $25,120  $25,120  $26,420  $26,420
                           =======  =======  =======  =======  =======  =======
Investment securities:
 Held to maturity:
   U.S. Government and
    Federal agency
    obligations..........  $21,863   20,780  $11,986  $11,320  $ 4,729  $ 4,741
   Municipal bonds.......      --       --       --       --       329      329
                           -------  -------  -------  -------  -------  -------
     Total held to
      maturity...........   21,863   20,780   11,986   11,320    5,058    5,070
 Available for sale:
   Marketable Equity
    Securities...........    9,500    9,498      --       --     1,200    1,819
                           -------  -------  -------  -------  -------  -------
     Total investment
      securities.........  $31,363  $30,278  $11,986  $11,320  $ 6,258  $ 6,889
                           =======  =======  =======  =======  =======  =======

  The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Company's federal funds sold and other short-term investments and investment securities as of June 30, 2000.

                                                                At June 30, 2000
                         ----------------------------------------------------------------------------------------------
                                              More than One      More than Five     More than Ten
                          One Year or Less  Year to Five Years Years to Ten Years       Years              Total
                         ------------------ ------------------ ------------------ ------------------ ------------------
                                   Weighted           Weighted           Weighted           Weighted           Weighted
                         Amortized Average  Amortized Average  Amortized Average  Amortized Average  Amortized Average
                           Cost     Yield     Cost     Yield     Cost     Yield     Cost     Yield     Cost     Yield
                         --------- -------- --------- -------- --------- -------- --------- -------- --------- --------
                                                                 (Dollars in thousands)
Federal funds
 sold and other
 short-term investments.  $3,900     6.50%   $  --       -- %   $   --      -- %   $   --      -- %   $ 3,900    6.50%
                          ======     ====    ======     ====    =======    ====    =======    ====    =======    ====
Investment
 securities:
 Held to
  maturity:
   U.S.
    Government
    and Federal
    agency
    obligations..         $  --       -- %   $4,000     6.91%   $11,872    7.59%   $ 5,991    6.50%   $21,863    7.16%
                          ------             ------             -------            -------            -------
     Total held
      to
      maturity...         $  --       -- %   $4,000     6.91%   $11,872    7.59%   $ 5,991    6.50%   $21,863    7.16%
                          ------             ------             -------            -------            -------
 Available for
  sale:
   Marketable
    Equity
    Securities...         $  --       -- %   $  --       -- %   $   --      -- %   $ 9,500    6.12%   $ 9,500    6.12%
                          ------             ------             -------            -------            -------
     Total
      investment
      securities.         $  --       -- %   $4,000     6.91%   $11,872    7.59%   $15,491    6.27%   $31,363    6.85%
                          ======             ======             =======            =======            =======

Sources of Funds

  General. Deposits, FHLB advances, securities sold under agreements to repurchase, loan repayments and prepayments, and proceeds from sales of loans are the primary sources of the Company's funds for use in lending, investing and for other general purposes.

  Deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of passbook savings, checking accounts, money market accounts and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in which its branch offices are located. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. Certificate of deposit accounts in excess of $100,000 are not actively solicited by the Company nor does the Company currently use brokers to obtain deposits. During the second quarter of fiscal 2000 the Bank purchased a retail branch office and its $45.9 million of deposits from another financial institution. This branch is located in Rowland Heights, California. In addition, while the vast majority of the Bank's deposits are retail in nature, the Bank accepted $55 million in time deposits from a political subdivision during fiscal 2000. The Bank considers these funds to be wholesale deposits and an alternative borrowing source rather than a customer relationship and their levels are determined by management's decision as to the most economic funding sources. Management continually monitors the Company's certificate accounts and historically the Company has retained a large portion of such accounts upon maturity. See "MD&A--Capital Resources and Liquidity--Sources of Funds and Liquidity."

  The following table presents the deposit activity of the Company for the periods indicated:

                                               For the Year Ended June 30,
                                             ----------------------------------
                                                2000         1999       1998
                                             -----------  ----------  ---------
                                                      (In thousands)
Deposits.................................... $ 1,275,207  $1,005,505  $ 741,609
Withdrawals.................................  (1,178,499)   (938,172)  (742,092)
                                             -----------  ----------  ---------
Net deposits................................      96,708      67,333       (483)
Interest credited on deposits...............      33,682      29,596     28,207
                                             -----------  ----------  ---------
  Total increase in deposits................ $   130,390  $   96,929  $  27,724
                                             ===========  ==========  =========

  The following table presents the amount and weighted average rate of time deposits equal to or greater than $100,000 at June 30, 2000:

                                                             For the Year Ended
                                                               June 30, 2000
                                                            --------------------
Maturity Period                                                       Weighted
                                                            Amount  Average Rate
---------------                                             ------- ------------
                                                                (Dollars in
                                                                 thousands)
Three months or less....................................... $69,448     5.74%
Over three through six months..............................  37,001     5.83
Over six through 12 months.................................  63,732     5.98
Over 12 months.............................................  13,459     5.98
                                                            -------
Total...................................................... 183,640     5.86
                                                            =======

  The following table sets forth the distribution of the Company's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented:

                                                       For the Year Ended June 30,
                          --------------------------------------------------------------------------------------
                                      2000                         1999                         1998
                          ---------------------------- ---------------------------- ----------------------------
                                   Percentage                   Percentage                   Percentage
                                    of Total  Weighted           of Total  Weighted           of Total  Weighted
                          Average   Average   Average  Average   Average   Average  Average   Average   Average
                          Balance   Deposits    Rate   Balance   Deposits    Rate   Balance   Deposits    Rate
                          -------- ---------- -------- -------- ---------- -------- -------- ---------- --------
                                                          (Dollars in thousands)
Money market deposits...  $163,017    22.25%    4.33%  $137,473    21.73%    4.37%  $110,990    19.67%    4.52%
Passbook deposits.......    21,324     2.91     1.97     18,298     2.89     1.98     17,425     3.09     2.01
NOW and other demand
 deposits...............    44,497     6.07     1.42     35,219     5.57     1.35     26,363     4.67     1.27
Non-interest bearing
 deposits...............    14,484     1.98      --      11,890     1.88      --       9,253     1.64      --
                          --------   ------            --------   ------            --------   ------
 Total..................   243,322    33.21             202,880    32.07             164,031    29.07
                          --------   ------            --------   ------            --------   ------
Certificate accounts:
Three months or less....   114,463    15.62     5.01    113,440    17.93     5.18    111,121    19.69     5.49
Over three through
 six months.............   115,463    15.76     5.24    105,071    16.61     5.14     98,605    17.48     5.51
Over six through
 12 months..............   159,648    21.79     5.43    141,279    22.33     5.23    114,989    20.38     5.56
Over one to three years.    92,458    12.62     5.67     65,252    10.31     5.78     63,974    11.34     6.00
Over three to five
 years..................     7,338     1.00     5.48      4,740     0.75     5.32     11,494     2.04     5.77
Over five to ten years..       --       --       --         --       --       --          21      --      5.39
Over ten years..........        44      --      5.33         16     0.00     5.31        --       --       --
                          --------   ------            --------   ------            --------   ------
 Total certificates.....   489,414    66.79     5.33    429,798    67.93     5.28    400,204    70.93     5.60
                          --------   ------            --------   ------            --------   ------
 Total deposits.........  $732,736   100.00%    4.67   $632,678   100.00%    4.67   $564,235   100.00%    4.99
                          ========   ======            ========   ======            ========   ======

  The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to contractual maturity of the certificate accounts outstanding at June 30, 2000:

                                                            Certificate Amounts Maturing in the
                                 At June 30,                        Year Ending June 30,
                          -------------------------- --------------------------------------------------
                                                                                     2005 and
                            1998     1999     2000     2001    2002    2003   2004  thereafter  Total
                          -------- -------- -------- -------- ------- ------ ------ ---------- --------
                                                         (In thousands)
Certificate accounts:
0 to 4.00%..............  $    --  $  5,861 $  4,841 $  4,796 $    45 $  --  $  --    $  --    $  4,841
4.001 to 5.00%..........    39,995  165,299   46,406   42,924   2,118    399    965      --      46,406
5.001 to 6.00%..........   276,992  250,461  332,621  295,197  30,363  3,264  2,119    1,678    332,621
6.001 to 7.00%..........    76,599   30,233  191,638  168,237  15,524  1,178     90    6,609    191,638
7.001 to 8.00%..........     7,527      327       22       22     --     --     --       --          22
8.001 to 9.00%..........        27      --       --       --      --     --     --       --         --
                          -------- -------- -------- -------- ------- ------ ------   ------   --------
 Total..................  $401,140 $452,181 $575,528 $511,176 $48,050 $4,841 $3,174   $8,287   $575,528
                          ======== ======== ======== ======== ======= ====== ======   ======   ========

  Borrowings. From time to time the Company has obtained advances from the FHLB and may do so in the future as an alternative to retail deposit funds. FHLB advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These advances are collateralized by the capital stock of the FHLB held by the Company and certain of the Company's mortgage loans. See "--Regulation and Supervision--Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Company, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. During fiscal 2000, the Company periodically borrowed advances to provide needed liquidity and to supplement retail deposit gathering activity. See "MD&A--Capital Resources and Liquidity--Sources of Funds and Liquidity." At June 30, 2000, the Company had $290.3 million in outstanding advances from the FHLB. During fiscal 2000, the maximum amount of FHLB advances that the Company had outstanding at any month-end was $312.1 million.

  The following table sets forth certain information regarding the Company's borrowed funds at or for the periods ended on the dates indicated:

                                          At or For the Year Ended June 30,
                                         -------------------------------------
                                            2000         1999         1998
                                         -----------  -----------  -----------
                                               (Dollars in thousands)
FHLB advances:
 Average balance outstanding............ $   252,284  $   189,456  $   185,032
 Maximum amount outstanding at any
  month-end during the period........... $   312,139  $   234,700  $   216,000
 Balance outstanding at end of period... $   290,250  $   234,700  $   216,000
 Weighted average interest rate during
  the period............................        5.82%        5.69%        5.93%
 Weighted average interest rate at end
  of period.............................        6.30%        5.59%        5.86%

  For information regarding securities sold under agreements to repurchase, loan repayments and prepayments and proceeds from loan sales as sources of funds for the Company, see "MD&A--Capital Resources and Liquidity--Sources of Funds and Liquidity."

Subsidiary Activities

  QCFC, a wholly owned subsidiary of the Bank, is currently engaged, on an agency basis, in the sale of casualty insurance, mutual funds and annuity products primarily to the Bank's customers and members of the local community and as a trustee of the Bank's deeds of trust. In the past, QCFC has been involved in real estate development projects. The Bank does not currently intend to engage in any future real estate development projects through QCFC or otherwise. As of June 30, 2000, and for the year then ended, QCFC had $298,000 in total assets and net income of $227,000.

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

Personnel

  As of June 30, 2000, the Bank had 159 full-time employees and 47 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Federal Taxation

  General. The Company reports its income for tax purposes using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company.

  Tax Bad Debt Reserve. Prior to 1996, savings institutions such as the Bank which meet certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions, within specified formula limits, were deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," generally loans secured by certain interests in real property, was computed using the Bank's actual loss experience, or 8% of the Bank's taxable income. Use of the percentage of taxable income method of calculating its deductible addition to its loss reserve had the effect of reducing the maximum marginal rate of federal tax on the Bank's income to 32.20%, exclusive of any minimum or environmental tax, as compared to the general maximum corporate federal income tax rate of 35%.

  Pursuant to certain provisions appended to the Small Business Job Protection Act signed into law in August 1996 (the "Act"), the above-described bad debt deduction rules available to thrifts such as the Bank have been repealed. Under the Act, the Bank has changed its method of accounting for bad debts from the reserve method formerly permitted under section 593 of the Internal Revenue Code of 1986, as amended (the "Code") to the "specific charge-off" method. Under the specific charge-off method, which is governed by section 166 of the Code and the regulations thereunder, tax deductions may be taken for bad debts only if loans become wholly or partially worthless. Although the Act generally requires that qualifying thrifts recapture (i.e., include in taxable income) over a six-year period a portion of their existing bad debt reserves equal to their "applicable excess reserves," the Bank does not have applicable excess reserves subject to recapture. However, the Bank's tax bad debt reserve balance of approximately $10.9 million as of June 30, 2000 will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to stockholders in excess of the Bank's current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Bank. The Bank does not intend to make distributions to stockholders that would result in recapture of any portion of its bad debt reserve. Since management intends to use the reserve only for the purpose for which it was intended, a deferred tax liability of approximately $3.8 million has not been recorded.

  Distributions. To the extent that the Bank makes "non-dividend distributions" to stockholders that are considered to result in distributions from the tax bad debt reserve for losses on qualifying real property, then an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's tax bad debt reserves. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank's tax bad debt reserves and deducted for federal income tax purposes may create a tax liability for the Bank.

  The amount of additional taxable income created from a distribution from the tax bad debt reserve is an amount that when reduced by the tax attributable to the income is equal to the amount of the distribution. The result is to tax distributions from the tax bad debt reserve at approximately 51%. See "-- Regulation and Supervision--Savings and Loan Holding Company Regulation-- Payment of Dividends and Other Capital Distributions by Association" and "Market for the Registrant's Common Equity and Related Stockholder Matters" for limits on the payment of dividends of the Bank. The Bank does not intend to make distributions that would result in a recapture of any portion of its tax bad debt reserve.

  The date of the Company's last complete Internal Revenue Service (IRS) tax audit was December, 1985. There is a three-year statute of limitations for federal tax filings. Tax years 1996 through 2000 are considered open tax years for IRS audit purposes.

  Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company and the Bank own more than 20% of the stock of a corporation distributing a dividend 80% of any dividends received may be deducted.

State and Local Taxation

  State of California. The California franchise tax rate applicable to the Company equals the franchise tax rate applicable to corporations generally plus an "in lieu" rate approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Bank); however, the total tax rate currently applicable to the Company cannot exceed 10.84% for the 2000 calendar year. Under California regulations, bad debt deductions are available in computing California franchise taxes using a three or six year weighted average loss experience method. The Company and its California subsidiary file California state franchise tax returns on a combined basis.

  The date of the Company's last examination by the California Franchise Tax Board was December 1997. There is a four-year statute of limitations for state tax filings. Tax years 1998 through 2000 are considered open for California Franchise Tax audit purposes.

  Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware Corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Environmental Regulation

  The Company's business and properties are subject to federal and state laws and regulations governing environmental matters, including the regulation of hazardous substances and wastes. For example, under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and similar state laws, owners and operators of contaminated properties may be liable for the costs of cleaning up hazardous substances without regard to whether such persons actually caused the contamination. Such laws may affect the Company as an owner or operator of properties used in its business, and through the Bank, as a secured lender of property that is found to contain hazardous substances or wastes.

 Although CERCLA and similar state laws generally exempt holders of security interests, the exemption may not be available if a secured party engages in the management of its borrower or the securing property in a manner deemed beyond the protection of the secured party's interest. Recent federal and state legislation, as well as guidance issued by the United States Environmental Protection Agency and a number of court decisions, have provided assurance to lenders regarding the activities they may undertake and remain within CERCLA's secured party exemption. However, these assurances are not absolute and generally will not protect a lender or fiduciary that participates or otherwise involves itself in the management of its borrower, particularly in foreclosure proceedings. As a result, CERCLA and similar state statutes may influence the Bank's decision whether to foreclose on property that is found to be contaminated. The Bank has adopted environmental underwriting requirements for commercial real estate loans. The Bank's general policy is to obtain an environmental assessment prior to foreclosure on commercial real estate. See "Business--General" and "--Lending Activities-- Loan and MBS Portfolio Composition" regarding the recent and rapid expansion of the Association's commercial real estate loan portfolio. The existence of hazardous substances or wastes on commercial real estate properties could cause the Bank to elect not to foreclose on the property, thereby limiting, and in some instances precluding, the Bank from realizing on the related loan. Should the Bank foreclose on property containing hazardous substances or wastes, the Bank would become subject to other environmental statutes, regulations and common law relating to matters such as, but not limited to, asbestos abatement, lead-based paint abatement, hazardous substance investigation and remediation, air emissions, wastewater discharges, hazardous waste management, and third party claims for personal injury and property damage.

Regulation and Supervision

General

  The Bank is a federally chartered savings association, a member of the FHLB of San Francisco, and is subject to regulation by the OTS and the FDIC. The Bank's deposits are insured by the FDIC through the SAIF, up to applicable limits. As a result of its ownership of the Bank, the Company is a savings and loan holding company subject to regulation by the OTS. As described in more detail below, statutes and regulations applicable to the Bank govern such matters as the investments and activities in which the Bank can engage; the amount of capital the Bank must hold; mergers and changes of control; establishment and closing of branch offices; and dividends payable by the Bank. Statutes and regulations applicable to the Company govern such matters as changes of control of the Company and transactions between the Bank and the Company.

  The Company and the Bank are subject to the examination, supervision and reporting requirements of the OTS, their primary federal regulator, including a requirement for the Bank of at least one full scope, on-site examination every year. The Director of the OTS is authorized to impose assessments on the Bank to fund OTS operations, including the cost of examinations. The Bank is also subject to examination, when deemed necessary, and supervision by the FDIC, and the FDIC has "back-up" authority to take enforcement action against the Bank if the OTS fails to take such action after a recommendation by the FDIC. The FDIC may impose assessments on the Bank to cover the cost of FDIC examinations. The FDIC is no longer able to conduct separate examinations of the Bank except in exigent circumstances. In addition, the Bank is subject to regulation by the Board of Governors of the Federal Reserve System ("FRB") with respect to certain aspects of its business.

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

Activities Restrictions

  Qualified Thrift Lender Test. The qualified thrift lender ("QTL") test requires that, in at least nine out of every twelve months, at least 65% of a savings bank's "portfolio assets" must be invested in a limited list of "qualified thrift investments," primarily investments related to housing loans and certain other assets. If the Bank fails to satisfy the QTL test and does not requalify as a QTL within one year, the Company must register and be regulated as a bank holding company, and the Bank must either convert to a commercial bank charter or become subject to restrictions on branching, business activities and dividends as if it were a national bank. At June 30, 2000, approximately 83.50% of the Bank's portfolio assets constituted qualified thrift investments and the Bank met the QTL test each month in fiscal 2000.

  Investment and Loan Limits. In general, federal savings institutions such as the Bank may not invest directly in equity securities, debt securities that are not rated investment grade, or real estate, other than real estate used for the institution's offices and related facilities. Indirect equity investment in real estate through a subsidiary is permissible, but subject to limitations based on the amount of the institution's assets, and the institution's investment in such a subsidiary must be deducted from regulatory capital in full.

  Loans by a savings institution to a single borrower are generally limited to 15% of the institution's "unimpaired capital and unimpaired surplus," which is similar but not identical to total capital. Aggregate loans by the Bank that are secured by nonresidential real property are generally limited to 400% of the institution's total capital. Commercial loans not secured by real property may not exceed 10% of the Bank's total assets, and consumer loans may not exceed 35% of the Bank's total assets. At June 30, 2000, the Bank was in compliance with the above investment limitations.

  Activities of Subsidiaries. A savings institution seeking to establish a new subsidiary, acquire control of an existing company or conduct a new activity through an existing subsidiary must provide 30 days prior notice to the FDIC and OTS. A subsidiary of the Bank may be able to engage in activities that are not permissible for the Bank directly, if the OTS determines that such activities are reasonably related to the Bank's business, but the Bank may be required to deduct its investment in such a subsidiary from capital. The OTS has the power to require a savings institution to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines to be a serious threat to the financial safety, soundness or stability of such savings institution or to be otherwise inconsistent with sound banking practices.

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

Deposit Insurance

  Deposit Insurance Premium Assessments. The FDIC has established a risk-based system for setting deposit insurance assessments on deposits. Currently, all of the Bank's deposits are SAIF-insured. Under the risk-based assessment system, an institution's insurance assessment will vary depending on the level of capital the institution holds and the degree to which it is the subject of supervisory concern to the FDIC. SAIF-assessed deposits are currently subject to insurance premiums between 0.0% and 0.27%. The Bank's assessment rate was 0.0% as of June 30, 2000.

  Also, the FDIC assesses SAIF member and BIF member institutions to fund interest payments on certain bonds issued by the Financing Corporation ("FICO debt"). Until December 31, 1999, BIF members were assessed at approximately one-fifth the rate at which SAIF members were assessed. After December 31, 1999, BIF and SAIF members are being assessed at the same rate of 0.0212% on deposits. Currently, all of the Bank's deposits are SAIF-insured. See "Business--Federal Taxation" for a discussion of recent changes concerning bad debt deductions historically available to qualifying thrift institutions.

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

  In general, adjusted total assets equal the institution's consolidated total assets, minus any assets that are deducted in calculating the amount of capital. At June 30, 2000, the Bank's ratio of tangible capital to adjusted total assets was 7.20%.

    Core capital of at least 4% of adjusted total assets. Core capital consists of tangible capital plus (1) qualifying intangibles such as certain mortgage servicing rights and purchased credit card relationships and (2) any core deposit premium in existence on March 4, 1994 whose inclusion in core capital is grandfathered by the OTS. At June 30, 2000, the Bank's core capital ratio was 7.20%.

    Total capital of at least 8% of risk-weighted assets. Total capital includes both core capital and "supplementary" capital items deemed less permanent than core capital, such as subordinated debt and general loan loss allowances (subject to certain limits). At least half of total capital must consist of core capital. Risk-weighted assets are determined by multiplying each category of an institution's assets, including certain assets sold with recourse and other off balance sheet assets, by an assigned risk weight based on the credit risk associated with those assets, and adding the resulting sums. The amount of risk-based capital, however, that may be required to be maintained by the institution for recourse assets cannot be greater than the total of the recourse liability. The four risk-weight categories include zero percent for cash and government securities, 20% for certain high-quality investments, 50% for certain qualifying one-to-four family and multifamily mortgage loans and 100% for assets (including past-due loans and real estate owned) that do not qualify for preferential risk-weighting. At June 30, 2000, the Bank's risk-based capital ratio was 12.03%, and accordingly the Bank exceeded all three of the industry minimum capital requirements.

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

  An institution is treated as well capitalized if its risk-based capital ratio is at least 10.0%, its ratio of core capital to risk-weighted assets (the "Tier 1 risk-based capital ratio") is at least 6.0%, its leverage ratio or core capital is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. At June 30, 2000, the Bank had a risk-based capital ratio of 12.03%, a Tier 1 risk-based capital ratio of 10.83%, and a core capital ratio of 7.20%, which qualified the Bank for the well-capitalized category. The Bank's capital category under the prompt corrective action system may not be an accurate representation of the Bank's overall financial condition or prospects.

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

Savings and Loan Holding Company Regulation

  Activities of the Company. As a savings and loan holding company, the Company must file periodic reports with the OTS, and is subject to OTS examination. As a savings and loan holding company that acquired control of only one savings association prior to May 4, 1999, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. See "Regulation--Activities Restrictions--QTL Test" for a discussion of the QTL requirements. If the Bank ceases to be a QTL, or if the Company were to acquire another savings association and hold such association as a subsidiary separate from the Bank, the Company would be subject to extensive restrictions on the types of business activities in which it could engage. Such restrictions would limit the Company to specified finance-, real estate- and insurance-related activities.

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

  Affiliate and Insider Transactions. The ability of the Company and its non-depository subsidiaries to deal with the Bank is limited by the affiliate transaction rules, including Sections 23A and 23B of the Federal Reserve Act which also govern BIF-insured banks. With very limited exceptions, these rules require that all transactions between the Bank and an affiliate must be on arms' length terms. The term "affiliate" covers any company that controls or is under common control with the Bank, but does not include individuals and generally does not include the Bank's subsidiaries.

  Under Section 23A and section 11 of HOLA, specific restrictions apply to transactions in which the Bank provides funding to its affiliates: the Bank may not purchase the securities of an affiliate, make a loan to any affiliate that is engaged in activities not permissible for a bank holding company, or acquire from an affiliate any asset that has been classified, a nonaccrual loan, a restructured loan, or a loan that is more than 30 days past due. As to affiliates engaged in bank holding company-permissible activities, the aggregate of (a) loans, guarantees, and letters of credit provided by the savings bank for the benefit of any one affiliate, and (b) purchases of assets by the savings bank from the affiliate, may not exceed 10% of the savings bank's capital stock and surplus (20% for the aggregate of permissible transactions with all affiliates). All loans to affiliates must be secured by collateral equal to at least 100% of the amount of the loan (130% if the collateral consists of equity securities, leases or real property).

  Loans by the Bank to its directors, executive officers, and 10% shareholders of the Bank, the Company, or the Company's subsidiaries (collectively, "insiders"), or to a corporation or partnership that is at least 10% owned by an insider (a "related interest") are subject to limits separate from the affiliate transaction rules. All loans to insiders and their related interests must be underwritten and made on non-preferential terms; loans in excess of $500,000 must be approved in advance by the

Bank's Board of Directors; and the Bank's total of such loans may not exceed 100% of the Bank's capital. Loans by the Bank to its executive officers are subject to additional limits which are even more stringent.

  Limits on Change of Control. Subject to certain limited exceptions, control of the Bank or the Company may only be obtained with the approval (or in the case of an acquisition of control by an individual, the nondisapproval) of the OTS, after a public comment and application review process. Under OTS regulations defining "control," a rebuttable presumption of control arises if an acquiring party acquires more than 10% of any class of the Bank or the Company (or more than 25% of any class of stock, whether voting or non-voting) and is subject to any "control factors" as defined in the regulation. Control is conclusively deemed to exist if an acquirer holds more than 25% of any class of voting stock of the Bank or the Company, or has the power to control in any manner the election of a majority of directors.

  Payment of Dividends and Other Capital Distributions by Bank. The payment of dividends, stock repurchases, and other capital distributions by the Bank to the Company is subject to regulation by the OTS. The OTS has promulgated a regulation that addresses a savings institution's ability to make a capital distribution according to the institution's capital position. Effective April 1, 1999, the OTS amended its capital distributions regulation. The new rule establishes a "safe-harbor" amounts for capital distributions that institutions can make without OTS prior approval or notice. It also sets forth certain conditions that specify whether a notice or an application for prior approval of the OTS is required if the safe harbor does not apply. The OTS retains discretion to subject institutions that meet their capital requirements to the more stringent capital distribution rules applicable to institutions with less capital if the OTS notifies the institution that it is in need of more than normal supervision. The OTS retains the authority to prohibit any capital distribution otherwise authorized under its regulations if the OTS determines that the distribution would constitute an unsafe or unsound practice.

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

  A 30-day advance notice is required if, as is the case with the Bank, the institution is a subsidiary of a holding company, the institution would not be well-capitalized after the distribution, or the distribution would reduce the amount of or retire any part of its common or preferred stock or retire any part of a debt instrument included in total capital (other than through a regular payment on the instrument). If none of the above conditions are present, an institution is not required to file an application or notice with the OTS before making a capital distribution.

  In connection with a conversion from mutual to stock form, a savings institution is required to establish a liquidation account in an amount equal to the converting institution's net worth as of a practicable date prior to the conversion. The liquidation account is maintained for the benefit of certain eligible accountholders maintaining accounts at or prior to the date of conversion. In the event of a complete liquidation of the converted savings institution (and only in such event), each such accountholder is entitled to receive a distribution from the liquidation account equal to the then current adjusted balance of the holder's savings accounts with the savings institution. The Bank's ability to pay dividends to the Company is also subject to restriction arising from the existence of the liquidation account established upon the conversion of the Bank from mutual to stock form in December 1993. The Bank is not permitted to pay dividends to the Company if its regulatory capital would be reduced below the amount required for the liquidation account.

  Additionally, as of June 30, 2000, the Bank had a tax bad debt reserve balance of approximately $10.9 million. Any distribution by the Bank to the Company that exceeds the Bank's current or accumulated earnings and profits as calculated for federal income tax purposes would be treated as a distribution of the bad debt reserve and would be subject to recapture taxes of up to 51%. See "Business--Federal Taxation" regarding recently enacted changes relating to bad debt reserve recapture. The Bank does not intend to make distributions to stockholders that would result in recapture of any portion of its bad debt reserve. Since management intends to use the reserve only for the purpose for which it was intended, a deferred tax liability of approximately $3.8 million has not been recorded.

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

  Under the CRA regulations of the OTS and the other federal banking agencies, an institution's performance in making loans and investments and maintaining branches and providing services in low-and moderate-income areas within the communities that it serves is evaluated. In connection with its assessment of CRA performance, the OTS assigns a rating of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance." Based on the latest examination conducted by the OTS in 1999, the Bank was rated outstanding.

Federal Home Loan Bank System

  The Federal Home Loan Banks provide a credit facility for member institutions. As a member of the FHLB of San Francisco, the Bank is required to own capital stock in the FHLB of San Francisco in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential loans, residential purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were residential mortgage loans, or 5% of its advances from the FHLB of San Francisco. At June 30, 2000 the Bank was in compliance with this requirement. Furthermore, FHLB advances must be collateralized with certain types of assets. Accordingly, the Bank has pledged certain loans to the FHLB of San Francisco as collateral for its advances. See "--Financial Modernization Legislation," below regarding legislation proposing changes in the operation of the Federal Home Loan Bank system.

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

The OTS may change this liquidity requirement from time to time to an amount within a range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of member institutions, and may exclude from the definition of liquid assets any item other than cash and the balances maintained in satisfaction of FRB reserve requirements, described below. The Bank's average liquidity ratio exceeded the applicable requirement at all times during fiscal 2000.

Federal Reserve System

  The Federal Reserve Board requires savings institutions to maintain reserves against certain of their transaction accounts (primarily deposit accounts that may be accessed by writing unlimited checks). For the calculation period including June 30, 2000, the Bank was not required to maintain reserves with the Federal Reserve Board because it maintains certain levels of cash on hand at its branches and with the requisite custodian. If balances are maintained to meet the reserve requirements imposed by the Federal Reserve Board, they do not earn interest but may be used to satisfy the Bank's liquidity requirements discussed above.

  As a creditor and a financial institution, the Bank is subject to certain regulations promulgated by the Federal Reserve Board, including, without limitation, Regulation B (Equal Credit Opportunity Act), Regulation D (Reserves), Regulation E (Electronic Funds Transfers Act), Regulation F (limits on exposure to any one correspondent depository institution), Regulation Z (Truth in Lending Act), Regulation CC (Expedited Funds Availability Act), and Regulation DD (Truth in Savings Act). As creditors of loans secured by real property and as owners of real property, financial institutions, including the Bank, may be subject to potential liability under various statutes and regulations applicable to property owners, including statutes and regulations relating to the environmental condition of the property.

Financial Modernization Legislation

  On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley ("G-L-B Act") which significantly reforms various aspects of the financial services industry. The G-L-B Act authorizes affiliations between banking, securities, and insurance firms, and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to qualifying bank holding companies are: insurance underwriting and brokerage, securities underwriting, and merchant banking. Moreover, under the G-L-B Act, the Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities for these qualifying bank holding companies.

  The G-L-B Act also permits certain national banks to establish subsidiaries to engage in similar financial activities. National bank subsidiaries, however, are prohibited from insurance underwriting, real estate development and, for at least five years, merchant banking. The G-L-B Act generally will subject banks to the same securities regulation as other providers of securities products. The G-L-B Act also prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities, and limits the permissible activities of unitary savings and loan holding companies that were not, or had not submitted an application to become, a unitary savings and loan holding company by May 4, 1999.

  The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. On June 1, 2000, the federal banking agencies, including the OTS, issued a joint final rule implementing the privacy provisions of the G-L-B Act. The joint rule becomes effective on November 13, 2000, with compliance optional until July 1, 2001. Management does not believe that complying with the new consumer privacy provisions or regulations will have a significant impact on our business.

  The G-L-B Act contains significant revisions to the Federal Home Loan Bank System. The G-L-B Act imposes new capital requirements on the Federal Home Loan Banks and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the Federal Home Loan Banks annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. Accordingly, this change will result in a greater obligation in years where Federal Home Loan Banks have high-income levels, thereby reducing the returns on member's investments. In addition, the G-L-B Act expands the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agribusinesses. If the increase in the permissible uses for advances leads to an increase in demand, this may increase the cost of borrowing. The G-L-B Act, however, makes membership in the Federal Home Loan Bank voluntary for federal savings associations.

  The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies which may acquire control of the Company and with which the Company may affiliate, it may facilitate affiliations with companies in the financial services industry. Also, it is expected that while the operations of some of our competitors may benefit from the G-L-B Act, those of others may be impaired.

ITEM 2. PROPERTIES.

  At June 30, 2000, the Company conducted its business through an administrative office located in Whittier and fourteen retail full service branch offices. The Company believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Company.

                                                              Net Book Value of
                                         Original                Property or
                                           Date     Date of       Leasehold
                              Leased or  Leased or   Lease     Improvements at
  Location                      Owned    Acquired  Expiration   June 30, 2000
  --------                   ----------- --------- ---------- -----------------
7021 Greenleaf Avenue        Owned       7/65       None         $  789,727
 Whittier, CA 90602
 (Administration)
7355 Greenleaf Avenue        Owned       8/18/85    None         $1,118,754
 Whittier, CA 90602
 (Main Office)
15175 Whittier Blvd.         Owned       7/29/98    None         $1,391,329
 Whittier, CA 90603
 (Branch)
15335 Whittier Blvd.         Owned/Bldg  4/1/70     None         $   89,041
 Whittier, CA 90603          Leased/Land            3/31/05
 (Training Center)
401 E. Whittier Blvd.        Owned       12/72      None         $  317,183
 La Habra, CA 90631
 (Branch)
220 S. State College Blvd.   Leased      1/31/92    12/31/12     $  187,512
 Brea, CA 92821
 (Branch)
1701 N. Euclid Avenue        Leased      7/6/76     None         $   97,217
 Fullerton, CA 92835                                11/30/07
 (Branch)
12333 S. La Mirada Blvd.     Leased      1/31/92    None         $  102,285
 La Mirada, CA 90638                                7/9/01
 (Branch)
3160 Colima Road             Leased      1/17/92    12/31/09     $   79,972
 Hacienda Heights, CA 91745
 (Branch)
1201 Imperial Hwy.           Leased      12/1/94    12/31/02     $   32,115
 La Habra, CA 90631
 (Branch)
870 N. Rose Drive            Leased      2/10/98    2/28/08      $  184,465
 Placentia, CA 92870
 (Branch)
8160 E. Santa Ana Canyon     Leased      2/5/98     2/28/03      $  190,584
 Road,
 Suite 184
 Anaheim Hills, CA 92808
 (Branch)
18220 Colima Rd.             Owned       10/29/99   None         $  877,172
 Rowland Heights, CA 91748
 (Branch)
19821 Rinaldi Street         Leased      02/01/00   01/31/05     $  128,478
 Los Angeles, CA 91326
 (Branch)
2770 Carson Street           Leased      04/01/00   03/31/05     $    9,667*
 Lakewood, CA 90712
 (Branch)
479 McKinley Street          Leased      06/01/00   05/31/05     $  164,489
 Corona, CA 92878
 (Branch)
26502 Towne Centre Dr.       Leased      08/01/00   07/31/05     $      -- *
 Foothill Ranch, CA 92610
 (Branch) Opened in August,
 2000
Wardman and Comstock         Leased/Land 1/2/70     Month               --
 Whittier, CA 90602                                 to
 (Parking Lot)                                      Month

*  Leasehold improvements are in-progress.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No items were submitted to a vote of stockholders during the quarter ended June 30, 2000.

ITEM 4A. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The following table sets forth the names and principal occupations of the directors and executive officers of the Company as of June 30, 2000.

             Name                            Principal Occupation
 ---------------------------- -------------------------------------------------
 DIRECTORS:
    J. L. Thomas              Chairman of the Board of the Company and of the
                               Bank
    Frederic R. (Rick) McGill President and Chief Executive Officer of the
                               Company and of the Bank
    David S. Engelman         Private Investor
    Alfred J. Gobar           President and Chairman, AJGA, Inc., an economics
                               consulting firm
    Wayne L. Harvey           C.P.A., Retired
    David K. Leichtfuss       President, Broadview Mortgage, a mortgage banking
                               company
    Edward L. Miller          Partner, law firm of Bewley, Lassleben & Miller
    D. W. Ferguson            Director Emeritus of the Company and of the Bank
 EXECUTIVE OFFICERS(1):
    J. L. Thomas              Chairman of the Board
    Frederic R. (Rick) McGill President and Chief Executive Officer
    Kathryn M. Hennigan       Corporate Secretary and Senior Vice President,
                               Administrative Services
    Hank H. Kadowaki          Senior Vice President, Income Property Lending of
                               the Bank
    Jerrold S. Perisho        Senior Vice President, In-Store Banking of the
                               Bank
    Harold L. Rams            Senior Vice President, Single Family Lending of
                               the Bank
    Karen A. Tannheimer       Senior Vice President, Loan Service of the Bank
    Robert C. Teeling         Senior Vice President, Retail Banking of the Bank
    Dwight L. Wilson          Senior Vice President, Treasurer and Chief
                               Financial Officer

--------
(1) Unless otherwise noted, the indicated principal occupation of the executive officers is with the Company and the Bank.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS.

  The Company's common stock is traded on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ-NMS") under the symbol QCBC. At September 21, 2000, the Company had approximately 307 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 5,096,077 outstanding shares of common stock. The following table sets forth for the fiscal quarters indicated the range of high and low bid information per share of the common stock of the Company as reported on the NASDAQ-NMS.

                          Fiscal 2000                     Fiscal 1999
                ------------------------------- -------------------------------
                  4th     3rd     2nd     1st     4th     3rd     2nd     1st
                Quarter Quarter Quarter Quarter Quarter Quarter Quarter Quarter
                ------- ------- ------- ------- ------- ------- ------- -------
High........... 15 7/16 16 7/8  17 3/8  18      17      15 1/2  17 1/4  21 1/4
Low............ 13      12 3/8  16      15 3/4  14 7/8  14 5/8  11 3/4  14 3/4

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

  The Company's principal source of income in fiscal 2000 was interest from investments. Dividends from the Bank are a potential source of income for the Company. On May 19, 2000, the Bank declared a $1.0 million dividend payable to the Company based on a $5.0 million total authorization by the Board of Directors of the Bank. The payment of dividends and other capital distributions by the Bank to the Company is subject to regulation by the OTS. The OTS has promulgated a regulation that addresses a savings institution's ability to make a capital distribution according to the institution's capital position. Effective April 1, 1999, the OTS amended its capital distributions regulation. The new rule establishes a "safe-harbor" for capital distributions that institutions can make without OTS prior approval or notice. It also sets forth certain conditions that specify whether a notice or an application for prior approval of the OTS is required if the safe harbor does not apply. Under its regulation, an application for the prior approval of the OTS to make a capital distribution is required if any of the following conditions are present: the institution would not be adequately-capitalized after the distribution, its examination ratings are not at least satisfactory or it is considered a problem association or in troubled condition, the total amount of all its capital distributions for the applicable calendar year (including the proposed distribution) would exceed its net income for that year to date plus its retained net income for the prior two years, or the distribution would violate an applicable prohibition or OTS imposed condition on the institution. A 30-day advance notice is required if, as is the case with the Bank, the institution is a subsidiary of a holding company, the institution would not be well-capitalized after the distribution, or the distribution would reduce the amount of or retire any part of its common or preferred stock or retire any part of a debt instrument included in total capital (other than through a regular payment on the instrument). If none of the above conditions are present, an institution is not required to file an application or notice with the OTS before making a capital distribution. See "Business--Regulation and Supervision--Savings and Loan Holding Company Regulation--Payment of Dividends and Other Capital Distributions by Bank."

  The Bank's ability to pay dividends to the Company is also subject to restriction arising from the existence of the liquidation account established upon the conversion of the Bank from mutual to stock form in December 1993. The Bank is not permitted to pay dividends to the Company if its regulatory capital would be reduced below the amount required for the liquidation account. See "Business--Regulation and Supervision--Savings and Loan Holding Company Regulation--Payment of Dividends and Other Capital Distributions by Bank."

ITEM 6. SELECTED FINANCIAL DATA

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES
              SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

                                    At or for the Year Ended June 30,
                             --------------------------------------------------
                                2000        1999       1998     1997     1996
                             ----------  ----------  -------- -------- --------
                             (Dollars in thousands, except per share amounts)
Selected Financial Data:
 Total assets............... $1,201,897  $1,013,437  $887,480 $801,402 $725,085
 Total liabilities..........  1,113,863     932,133   810,221  731,159  657,159
 Loans receivable, net......    990,675     821,190   691,026  644,964  607,672
 Loans receivable held for
  sale......................     21,212      17,028     7,507      623    2,890
 Investment securities(1)...     21,863      11,986     6,877   38,086   37,419
 Mortgage-backed
  securities(2).............    109,861      99,861   115,851   74,139   41,175
 Deposits...................    808,229     677,839   580,910  553,186  512,517
 Federal Home Loan Bank
  (FHLB) advances...........    290,250     234,700   216,000  157,700  135,300
 Securities sold under
  agreements to repurchase..        --          --        --       --       300
 Stockholders' equity.......     88,034      81,304    77,259   70,243   67,926
Selected Operating Data:
 Interest income............ $   84,536  $   71,919  $ 64,870 $ 58,668 $ 52,646
 Interest expense...........     48,914      40,316    39,110   34,901   31,151
                             ----------  ----------  -------- -------- --------
   Net interest income
    before provision for
    loan losses.............     35,622      31,603    25,760   23,767   21,495
 Provision for loan losses..      1,600       1,700     1,450    3,001    2,103
                             ----------  ----------  -------- -------- --------
   Net interest income after
    provision for loan
    losses..................     34,022      29,903    24,310   20,766   19,392
                             ----------  ----------  -------- -------- --------
 Other income:
   Loan servicing charges
    and deposit fees........      3,482       2,796     2,402    1,828    1,629
   Gain on sale of loans
    held for sale...........        316         332       175      356      175
   Commissions..............        882         716       735      555      606
   Gain on sale of
    securities available for
    sale....................        --          616       --       --       --
   Other....................         62         169        16       30       79
                             ----------  ----------  -------- -------- --------
     Total other income.....      4,742       4,629     3,328    2,769    2,489
                             ----------  ----------  -------- -------- --------
 Other expense:
   Compensation and employee
    benefits................     10,470       9,459     8,375    7,829    7,565
   Occupancy, net...........      2,848       2,308     1,945    1,946    1,970
   Federal Deposit Insurance
    premiums................        458         527       517      855    1,254
   Data Processing..........      1,049         853       730      707      641
   Advertising and
    promotional.............        975       1,007       924      573      513
   Consulting fees..........        728         787       471      437      350
   Other general and
    administrative expense..      2,600       2,264     2,139    2,026    2,487
                             ----------  ----------  -------- -------- --------
   Total general and
    administrative expense..     19,128      17,205    15,101   14,373   14,780
   Savings Association
    Insurance Fund special
    assessment..............        --          --        --     3,100      --
   Real estate operations,
    net.....................       (519)        320       595      775      656
   Amortization of core
    deposit intangible......         76         --         35      264      303
                             ----------  ----------  -------- -------- --------
     Total other expense....     18,685      17,525    15,731   18,512   15,739
                             ----------  ----------  -------- -------- --------
 Earnings before income
  taxes, extraordinary item
  and cumulative effect of
  change in accounting
  principle.................     20,079      17,007    11,907    5,023    6,142
 Income taxes ..............      8,329       7,464     5,297    2,203    2,573
                             ----------  ----------  -------- -------- --------
 Net earnings before
  extraordinary item and
  cumulative effect of
  change in accounting
  principle.................     11,750       9,543     6,610    2,820    3,569
 Extraordinary item, net of
  taxes.....................        --          (61)      --       --       --
 Cumulative effect of
  change in accounting
  principle, net of taxes...        --          162       --       --       --
                             ----------  ----------  -------- -------- --------
 Net earnings............... $   11,750  $    9,644  $  6,610 $  2,820 $  3,569
                             ==========  ==========  ======== ======== ========
 Basic earnings per share... $     2.34  $     1.79  $   1.21 $   0.51 $   0.62
                             ==========  ==========  ======== ======== ========
 Diluted earnings per
  share(3).................. $     2.23  $     1.70  $   1.14 $   0.49 $   0.59
                             ==========  ==========  ======== ======== ========

--------
(1) Includes $9,498, $1,819, and $1,432, of investment securities available for sale at June 30, 2000, 1998 and 1997, respectively. No investment securities were available for sale at June 30, 1999 and 1996.
(2) Includes $24,404, $15,783 and $8,274 of mortgage-backed securities available for sale at June 30, 2000, 1999 and 1998, respectively. No mortgage-backed securities were available for sale in 1997 or 1996.
(3) Diluted earnings per share in 2000, 1999, 1998, 1997 and 1996 were calculated based on weighted average shares outstanding of 5,279,141, 5,660,351, 5,795,480, 5,792,344 and 6,048,751, respectively. The weighted average shares have been adjusted to reflect the 25% stock dividends paid on May 30, 1997 and June 30, 1998.

                                        At or for the Year Ended June 30,
                                        --------------------------------------
                                         2000    1999    1998    1997    1996
                                        ------  ------  ------  ------  ------
Selected Financial Ratios and Other
 Data:
Performance Ratios:
  Return on average assets(1)..........   1.07%   1.04%   0.78%   0.37%   0.53%
  Return on average equity(1)..........  13.95   12.10    8.96    4.11    5.25
  Average equity to average assets.....   7.67    8.58    8.67    9.02   10.04
  Equity to total assets...............   7.32    8.02    8.71    8.77    9.37
  Interest rate spread during the
   period(2)...........................   2.84    2.98    2.61    2.74    2.68
  Net interest margin(3)...............   3.32    3.50    3.14    3.22    3.24
  Average interest-earning assets to
   average
   interest-bearing liabilities........ 110.50  111.60  110.97  110.17  111.47
  General and administrative expense to
   average
   assets..............................   1.74    1.85    1.78    1.89    2.18
  Other expense to average assets(1)...   1.70    1.89    1.85    2.44    2.32
  Efficiency ratio(4)..................  47.39   48.76   52.23   54.90   62.08
  Dividend pay-out ratio...............    --      --      --      --      --
Regulatory Capital Ratios:
  Core capital to adjusted total
   assets..............................   7.20    7.48    7.44    7.34    7.67
  Core capital to risk-weighted assets.  10.82   11.05   11.84   11.42   11.53
  Total capital to risk-weighted
   assets..............................  12.03   12.26   12.97   12.64   12.74
Asset Quality Ratios:
  Nonperforming loans as a percentage
   of gross
   loans(5)............................   0.37    0.61    1.01    1.33    1.71
  Nonperforming assets as a percentage
   of total assets(6)..................   0.37    0.74    1.11    1.31    1.81
  Total allowance for loan losses as a
   percentage of gross loans...........   0.99    1.02    1.12    1.18    1.25
  Total allowance for loan losses as a
   percentage of total nonperforming
   loans............................... 267.39  166.94  110.93   88.64   73.32
  Total allowance as a percentage of
   total nonperforming assets(7)....... 228.90  115.14   82.55   75.77   61.05
Number of:
  Deposit accounts..................... 56,958  47,259  41,535  37,603  37,628
  Mortgage loans in portfolio..........  7,550   6,757   4,640   4,546   4,485
  Mortgage loans serviced for others...  1,860   1,963   2,102   1,717   1,710
  Total full-service customer
   facilities..........................     14      10      10       8       8

--------
(1) Includes one-time special SAIF assessment of $3.1 million in fiscal 1997.
(2) The interest rate spread represents the difference between the weighted-average rate on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3) The net interest margin represents net interest income as a percentage of average interest-earning assets.
(4) Efficiency ratio represents general and administrative expense as a percentage of net interest income plus other income (excluding nonrecurring items).
(5) Nonperforming loans are net of specific allowances and include nonaccrual and troubled debt restructured loans. Gross loans include loans held for sale.
(6) Nonperforming assets include nonperforming loans and REO.
(7) Total allowance includes loan and REO valuation allowances.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  At June 30, 2000 the Company had total assets of $1.2 billion, total deposits of $808.2 million and stockholders' equity of $88.0 million compared to total assets of $1.0 billion, total deposits of $677.8 million and stockholders' equity of $81.3 million at June 30, 1999. These changes represent a 18.60% increase in total assets and a 8.28% increase in stockholders' equity during fiscal 2000.

  The southern California economy and real estate markets in the Company's lending area have remained strong during the year. The Company's level of nonperforming assets declined from June 30, 1999, both in total dollar amount and as a percentage of total assets. The Company currently includes nonaccrual loans 60 or more days past due (less any specific allowances on these loans), troubled debt restructured loans and REO in determining its level of nonperforming assets. At June 30, 2000, the Company reported $4.4 million in nonperforming assets compared to $7.5 million and $9.8 million at June 30, 1999 and 1998, respectively. The Company recorded a provision for loan losses of $1.6 million for the year ended June 30, 2000 compared to $1.7 million and $1.5 million for the years ended June 30, 1999 and 1998, respectively. See "Business--Allowances for Loan and Real Estate Losses."

Results of Operations

  General. The Company reported net earnings of $11.8 million, $2.23 per share diluted, for the year ended June 30, 2000, compared to net earnings of $9.6 million, $1.70 per share diluted, and $6.6 million, $1.14 per share diluted, for the years ended June 30, 1999 and 1998, respectively. This increase in earnings for fiscal 2000 compared to fiscal 1999 was primarily attributable to an increase in net interest income partially offset by an increase in other expenses. Net earnings for fiscal 2000 also includes $400,000 of recaptured accrued taxes as a result of a favorable tax audit ruling. Without this tax recapture, net earnings for the fiscal year ended June 30, 2000 would have been $11.4 million, $2.15 per share diluted, representing a 26% increase in earnings per share over the previous year. The increase in earnings in fiscal 1999 over 1998 was primarily attributable to an increase in net interest income and an increase in noninterest income due primarily to the one-time gain on sale of securities, partially offset by an increase in total other expense.

  Interest Income. Interest income was $84.5 million, $71.9 million and $64.9 million for the years ended June 30, 2000, 1999, and 1998, respectively. The $12.6 million increase in interest income in 2000 compared to 1999 resulted from an increase in the average balance of interest-earning assets of $168.1 million while the average yield on interest-earnings assets decreased 0.08% to 7.87%. The $7.0 million increase in interest income in 1999 compared to 1998 resulted from an increase in the average balance of interest-earning assets of $83.1 million while the average yield on interest earning assets increased
0.05 to 7.95%.

  Interest Expense. Interest expense was $48.9 million, $40.3 million, and $39.1 million for the years ended June 30, 2000, 1999, and 1998, respectively. The $8.6 million increase in 2000 compared to 1999 resulted from an increase in the average balance of interest-bearing liabilities of $160.3 million and an increase in the average cost on interest-bearing liabilities of 0.07% to 5.04%. The $1.2 million increase in 1999 compared to 1998 resulted from an increase in the average balance of interest-bearing liabilities of $70.2 million and partially offset by a decrease in the average cost on interest-bearing liabilities of 0.32% to 4.97%.

  Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses was $35.6 million, $31.6 million, and $25.8 million for the years ended June 30, 2000,

1999, and 1998, respectively. The increase in 2000 compared to 1999 was primarily a result of the increase in interest-earning assets relative to interest-bearing liabilities during the year partially offset by the decrease in the yield on interest-earning assets and an increase in the cost of interest-bearing liabilities. The increase in 1999 compared to 1998 was primarily a result of the increase in interest-earning assets relative to interest-bearing liabilities, as well as a decrease in the cost of interest-bearing liabilities.

  Provision for Loan Losses. During fiscal 2000, 1999, and 1998 the Company established $1.6 million, $1.7 million and $1.5 million, respectively, of provisions for losses on loans. The slight decrease in the provision for 2000 is primarily a result of the continued decrease in nonperforming assets during the year. The slight increase in the provision for fiscal 1999 compared to 1998 was primarily a result of the overall growth in the loan portfolio as compared to the prior year, specifically in commercial real estate. In addition, certain one-to-four family loans purchased during fiscal 1999 were considered by the Company to have higher risk characteristics because they are loans outside of California, which has historically been considered the Company's primary market area for one-to-four family loans. Management considers the level of nonperforming assets, the regional economic conditions and relevant real estate values and other factors when assessing the adequacy of the allowance for loan losses. The southern California economy and real estate markets in the Company's primary lending area continued to be strong during fiscal 2000, and management considers the level of allowance for loan losses at June 30, 2000 to be adequate. However, even though the local economy and real estate markets were strong during fiscal 2000, there can be no assurance that nonperforming assets will not increase and that the Company will not have to establish additional loss provisions based upon future events.

  Other Income. Other income increased slightly in 2000 to $4.7 million compared to $4.6 million in 1999. Deposit fees increased to $1.6 million for 2000 compared to $1.1 million for 1999, a 47.84% increase as a result of a continued program, that began in the second quarter of fiscal 1998, with efforts to attract checking accounts as well as a larger deposit base. In addition, other income for fiscal 1999 reflected gains on sale of securities of $616,000 compared to none in fiscal 2000. Other income increased by $1.3 million in fiscal 1999 as compared to fiscal 1998. This increase was due to the $616,000 gain on sale of securities as well as transactional fee income for deposits and loans increasing due to a larger deposit and loan base and prepayment fees on loans increased due to a higher level of loans paying off in order to refinance in the lower rate environment during that time period.

  Other Expense. Other expense increased $1.2 million, or 6.62%, from $17.5 million in fiscal 1999 to $18.7 million in fiscal 2000. This increase in other expense is primarily due to an increase in compensation and employee benefits and occupancy expense. These increases during fiscal 2000 are primarily a result of three retail banking branches opened during the year and the purchase of a branch facility and its deposits from another financial institution. Included in compensation and employee benefits are expenses related to the Employee Stock Ownership Plan ("ESOP"). Companies that established an ESOP after 1992 are required to account for the expense of the ESOP at the fair value of the related shares released. The expense related to the ESOP was $1.0 million, $1.0 million, and $1.1 million for the fiscal years ended June 30, 2000, 1999, and 1998, respectively.

  Other expense increased $1.8 million, or 11.40%, from $15.7 million in fiscal 1998 to $17.5 million in fiscal 1999. The increase was primarily due to the opening of additional retail banking branches during February 1998, the relocation of an existing branch to a larger more accessible location in August 1998 and additional staffing in the income property lending department of the Company.

  The following is a summary of other general and administrative expenses for the fiscal years ended:

                                                                 June 30,
                                                           --------------------
                                                            2000   1999   1998
                                                           ------ ------ ------
                                                              (In thousands)
   Professional fees...................................... $  290 $  246 $  260
   Bank service charges...................................    324    305    234
   Miscellaneous loan expenses............................    175    316    486
   Other..................................................  1,811  1,397  1,159
                                                           ------ ------ ------
                                                           $2,600 $2,264 $2,139
                                                           ====== ====== ======

  Income Taxes. Income taxes increased by $865,000 from $7.5 million in fiscal 1999 to $8.3 million in fiscal 2000. Income taxes increased by $2.2 million from $5.3 million in fiscal 1998 to $7.5 million in fiscal 1999. The effective tax rate was 41.48%, 43.89% and 44.49% for the years ended June 30, 2000, 1999 and 1998, respectively. The decrease in the effective tax rate for 2000 as compared to 1999 is primarily a result of a $400,000 recapture of accrued taxes due to a favorable tax audit ruling. The decrease in the effective tax rate for 1999 as compared to 1998 is primarily a result of ESOP expense as a percentage of net earnings before income taxes being lower in fiscal 1999 due to the increase in net earnings before income taxes.

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

Financial Condition

  The Company's consolidated assets totaled $1.2 billion at June 30, 2000, compared to $1.0 billion at June 30, 1999. Stockholders' equity totaled $88.0 million at June 30, 2000 compared to $81.3 million at June 30, 1999. The increase in assets is primarily attributable to the implementation of the Company's growth strategies and was primarily funded by deposit growth and FHLB advances.

  Loans and MBS (including assets held or available for sale) increased to $1.1 billion at June 30, 2000, from $938.1 million at June 30, 1999. Loans originated and purchased for investment were $299.2 million for the year ended June 30, 2000, compared to $276.4 million for the same period the previous year. MBS purchased for investment decreased to $12.0 million at June 30, 2000, from $70.6 million for the same period the previous year.

  At June 30, 2000, the Company's multifamily loan portfolio totaled $505.4 million, or 49.20% of total loans, an increase of 29.07% as compared to $391.6 million at June 30, 1999, and its commercial loan portfolio totaled $196.5 million, or 19.13% of total loans, an increase of 39.92% as compared to $140.4 million at June 30, 1999. Of the Company's $139,000 of charge-offs in fiscal 2000, $125,000 or 81.93% were for one-to-four family loans and none were multifamily or for commercial real estate loans. The Company's commercial loan portfolio increased significantly during the past fiscal year, increasing by approximately 39.92%. Both because the size of the commercial real estate loan portfolio has increased significantly and most of the loans comprising the portfolio are unseasoned, having been originated within the last three fiscal years, the Company's past loss experience with respect to its commercial loan portfolio may not be representative of the risk of loss in such portfolio in the future. See "Business--Allowances for Loan and Real Estate Losses." Multifamily and commercial real estate loans are generally considered to involve a higher degree of credit risk and to be more vulnerable to deteriorating economic conditions than one-to-four family residential mortgage loans. These loans typically involve higher loan principal amounts and the repayment of such loans generally depend on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. Even though the southern California real estate market was healthy in fiscal 2000, recessionary economic conditions of the type that have prevailed in recent years in the Company's lending market area tend to result in higher vacancy and reduced rental rates and net operating incomes from multifamily and commercial real estate properties. See "Business--Lending Activities--Multifamily Lending" and "--Commercial Real Estate Lending."

  Loan sales decreased to $48.9 million for the year ended June 30, 2000, compared to $64.0 million for the same period ended June 30, 1999. The decrease in loan sales is primarily a result of a decrease in funding of fixed-rate loans during a period of higher interest rates during fiscal 2000 compared to 1999. These fixed rate loans were generally held for sale during this period. Loans serviced for others increased to $299.1 million at June 30, 2000 from $284.2 million at June 30, 1999 primarily due to a lower rate of loan prepayments in fiscal 2000 compared to fiscal 1999.

Capital Resources and Liquidity

 Regulatory Capital Requirements

  FIRREA and implementing OTS capital regulations require the Bank to maintain certain minimum tangible, core and risk-based regulatory capital levels. The minimum core capital requirement is 4% for all but the highest rated savings associations. See "Business--Regulation and Supervision--Regulatory Capital Requirements."

  The following table summarizes the regulatory capital requirements for the Bank at June 30, 2000. As indicated in the table, the Bank's capital levels exceed all three of the currently applicable minimum capital requirements.

                                                   June 30, 2000
                                      -----------------------------------------
                                        Tangible                   Risk-Based
                                        Capital     Core Capital     Capital
                                      ------------  ------------  -------------
                                      Amount   %    Amount   %    Amount    %
                                      ------- ----  ------- ----  ------- -----
                                              (Dollars in thousands)
   Regulatory capital................ $86,358 7.20% $86,358 7.20% $95,999 12.03%
   Required minimum..................  17,979 1.50   47,944 4.00   63,836  8.00
                                      ------- ----  ------- ----  ------- -----
   Excess capital.................... $68,379 5.70% $38,414 3.20% $32,163  4.03%
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

  An institution is treated as "well capitalized" if its core capital ratio to adjusted total assets is at least 5%, its ratio of core capital to risk-weighted assets is at least 6% and its total capital to risk-weighted assets ratio is at least 10%. The following table summarizes the capital ratios of the "well capitalized" category and the Bank's regulatory capital at June 30, 2000 as compared to such ratios. As indicated in the table, the Bank's capital levels exceeded the three minimum capital ratios of the "well capitalized" category.

                                                 June 30, 2000
                                   --------------------------------------------
                                                                  Total Capital
                                   Core Capital   Core Capital      to Risk-
                                   to Adjusted      to Risk-        Weighted
                                   Total Assets  Weighted Assets     Assets
                                   ------------  ---------------  -------------
                                   Amount   %     Amount    %     Amount    %
                                   ------- ----  ---------------  ------- -----
                                             (Dollars in thousands)
   Regulatory capital............. $86,358 7.20% $ 86,358  10.82% $95,999 12.03%
   Well capitalized requirement...  59,930 5.00    47,877   6.00   79,795 10.00
                                   ------- ----  -------- ------  ------- -----
   Excess capital................. $26,428 2.20% $ 38,481   4.82% $16,204  2.03%
                                   ======= ====  ======== ======  ======= =====

  For the year ended June 30, 2000 a total of 380,500 shares had been repurchased under previously announced plans to repurchase Company stock. Up to 270,000 additional shares could be repurchased in the future under current board authorization.

 Sources of Funds and Liquidity

  Sources of capital and liquidity for the Company on a stand-alone basis include distributions from the Bank. Dividends and other capital distributions from the Bank are subject to regulatory restrictions. See "Business-- Regulation and Supervision--Savings and Loan Holding Company Regulation-- Payment of Dividends and Other Capital Distributions by Bank" and "Market for the Registrant's Common Equity and Related Stockholder Matters."

  The Bank's primary sources of funds in fiscal 2000 were deposits, FHLB advances, principal and interest payments on loans and proceeds from the sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions, and competition. The Bank also has other potential sources of liquidity, such as securities sold under agreements to repurchase and liquidating existing short-term assets.

  The Bank has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Bank's average liquidity ratios were 4.33%, 4.49%, and 4.12%, at June 30, 2000, 1999, and 1998, respectively. Management currently attempts to maintain a liquidity ratio as close to the minimum as possible. Liquidity levels reflect management's strategy to invest excess liquidity in higher yielding interest-earning assets such as loans or MBS.

  The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows used by investing activities and financing activities. Cash flows from operating activities consisted primarily of cash flows from the sale of loans held for sale which totaled $48.9 million, $64.0 million, and $34.3 million for fiscal 2000, 1999, and 1998, respectively. The Company originated loans for sale of $53.0 million, $73.7 million, and $41.3 million during fiscal years 2000, 1999, and 1998, respectively. Net cash used by investing activities consisted primarily of loan originations, loan purchases and investment purchases, offset by principal collections on loans and proceeds from principal reductions on MBS and maturities of other investment securities. Loans originated and purchased for investment were $299.2 million, $276.4 million, and $143.4 million for fiscal 2000, 1999, and 1998, respectively. Proceeds from principal repayments on loans were

$127.3 million, $145.6 million and $91.8 million for fiscal years ended 2000, 1999, and 1998. Proceeds from maturities and principal payments of investment securities were $2.9 million, $9.1 million, and $31.6 million for fiscal years ended 2000, 1999, and 1998, respectively. Net cash used by financing activities consisting primarily of net activity in deposit accounts and proceeds from funding and repayments of FHLB advances. The net change in deposits was an increase of $130.4 million, $96.9 million, and $27.7 million for fiscal 2000, 1999 and 1998, respectively. During the second quarter of fiscal 2000 the Bank purchased a retail branch office and its $45.9 million of deposits from another financial institution. This branch is located in Rowland Heights, California. The Bank also opened three "in-store" branches in Wal-Mart stores, the nation's largest retailer, during the second half of fiscal 2000. A fourth Wal-Mart in-store branch was opened in August 2000 with plans to open, at least, two additional Wal-Mart "in-store" branches later in fiscal 2001. All of the Bank's existing and planned Wal-Mart "in-store" branches are located in the southern California area. In addition, while the vast majority of the Bank's deposits are retail in nature, the Bank accepted $55 million in time deposits from a political subdivision during fiscal 2000. The Bank considers these funds to be wholesale deposits and an alternative borrowing source rather than a customer relationship and their levels are determined by management's decision as to the most economic funding sources. The net proceeds from FHLB advances were $55.6 million, $18.7 million, and $53.3 million for fiscal 2000, 1999, and 1998, respectively.

  Due to the Company's growth strategies and increased competition for retail deposits in fiscal 2000, 1999, and 1998, the Company's use of FHLB advances increased. At June 30, 2000, the Company had $290.3 million (26.06% of total liabilities) in advances outstanding from the FHLB compared to $234.7 million (25.18% of total liabilities) at June 30, 1999. The maximum amount of advances that the Company had outstanding at any month-end was $312.1 million. Management anticipates increased borrowing from the FHLB again in fiscal 2001. See "Business--Sources and Funds--Borrowings."

  The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 2000, cash and short-term investments totaled $14.1 million, a decrease of 57.40% from $33.1 million at June 30, 1999.

  At June 30, 2000, the Company had outstanding commitments to originate loans of $15.0 million and no commitments to purchase loans. At June 30, 2000, the Company had $25.5 million of approved undisbursed lines of credit. The Company anticipates that it will have sufficient funds available to meet its current loan origination and purchase commitments. Certificates of deposits which have contractual maturities in one year or less from June 30, 2000, totaled
$511.2 million. If a significant portion of the maturing certificates are not renewed at maturity, the Company's other sources of liquidity include FHLB advances, principal and interest payments on loans, proceeds from loan sales and other borrowings, such as repurchase transactions. The Company could also choose to pay higher rates to maintain maturing deposits, which could result in increased cost of funds. Historically, the Company has maintained a significant portion of maturing deposits. While management anticipates that there may be some outflow of these deposits upon maturity due to the current competitive rate environment, these are not expected to have a material impact on the long-term liquidity position of the Company.

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

  At June 30, 2000, the Company's total interest-earning assets maturing or repricing within one year exceeded its total interest-bearing liabilities maturing or repricing in the same time by $60.6 million, representing a one year cumulative positive gap ratio of 5.04%. This compares to $4.3 million at June 30, 1999, which represented a positive GAP ratio of 0.42%.

This increase in the one year cumulative GAP ratio is primarily a result of the following:

   . a significant amount of financing activity during the fiscal year in adjustable rate loans.

   . The extension of the assumed repricing period of the Company's money market deposit accounts. This is consistent with the Company's actual experience with these accounts over the past fiscal year.

The Company manages the resulting interest rate risk by extending the maturities of various liabilities such as FHLB advances and retail certificates of deposit.

  The Company closely monitors its interest rate risk as such risk relates to its operational strategies. The Bank's Board of Directors has established an Asset/Liability Committee, responsible for reviewing its asset/liability policies and interest rate risk position, which generally meets weekly and reports to the Board of Directors on interest rate risk and trends on a quarterly basis. The Company's cumulative gap position is at a level satisfactory to management. There can be no assurances that the Company will be able to maintain its positive gap position or that its strategies will not result in a negative gap position in the future. The level of the movement of interest rates, up or down, is an uncertainty and could have a negative impact on the earnings of the Company.

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

  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2000, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. Specifically, the Company assumed a prepayment rate ranging from 6% to 18% on ARM loans, and 6% to 15% on fixed rate loans. Additionally, the Company utilized deposit decay rate assumptions of 50% for passbook accounts, 15.8% for checking accounts and 10% to 50% for money market deposit accounts in the one year or less category. The range of decay rates for money market deposit accounts is due to the market rate sensitivity of various money market checking accounts. These decay rates are based upon the Company's historical experience, but there is no assurance that the assumed rates will correspond to future rates. For information regarding the contractual maturities of the Company's loans, investments and deposits, see "Business--Lending Activities," "--Investment Activities" and "--Sources of Funds."

                                                               At June 30, 2000
                        ---------------------------------------------------------------------------------------------------
                                                                       More
                                   More than  More than  More than    than 3   More than
                        3 Months  3 Months to 6 Months   1 Year to   Years to  5 Years to More than Non-interest
                        or Less    6 Months   to 1 Year   3 Years    5 Years    10 Years  10 Years    Bearing      Total
                        --------  ----------- ---------  ---------   --------  ---------- --------- ------------ ----------
                                                            (Dollars in thousands)
Interest-earning
assets:
 Interest-earning
 deposits.............  $    673   $     --   $     --   $     --    $    --    $   --     $   --     $    --    $      673
 Federal funds sold
 and other short-term
 investments..........     3,900         --         --         --         --        --         --          --         3,900
 Investment
 securities, net(3)...       --          --         --       4,500     17,363       --       9,498         --        31,361
 Loans
 receivable(1)(3).....   613,549      84,554     43,394     73,614    136,138    52,021     20,188                1,023,458
 Mortgage-backed
 securities(3)........    14,591       3,041      5,761     19,458     14,250    22,260     30,500         --       109,861
 FHLB stock...........    15,607         --         --         --         --        --         --          --        15,607
                        --------   ---------  ---------  ---------   --------   -------    -------    --------   ----------
   Total interest-
   earning assets.....   648,320      87,595     49,155     97,572    167,751    74,281     60,186         --     1,184,860
                        --------   ---------  ---------  ---------   --------   -------    -------    --------   ----------
Less:
 Unearned discount
 and deferred
 fees(2)..............     2,687         363        204        404        695       308        229         --         4,890
 Allowance for loan
 losses...............       --          --         --         --         --        --         --       10,161       10,161
                        --------   ---------  ---------  ---------   --------   -------    -------    --------   ----------
  Net interest-
  earning assets......   645,633      87,232     48,951     97,168    167,056    73,973     59,957     (10,161)   1,169,809
 Non-interest-earning
 assets...............       --          --         --         --         --        --         --       32,088       32,088
                        --------   ---------  ---------  ---------   --------   -------    -------    --------   ----------
   Total assets.......  $645,633   $  87,232  $  48,951  $  97,168   $167,056   $73,973    $59,957    $ 21,927   $1,201,897
                        ========   =========  =========  =========   ========   =======    =======    ========   ==========
Interest-bearing
liabilities:
 Money market
 deposits.............  $  3,675   $   3,675  $   6,125  $  57,891   $ 32,564   $40,559    $ 4,887    $    --    $  149,376
 Passbook deposits....     2,829       2,829      5,658      5,663      5,664       --         --          --        22,643
 NOW and other demand
 deposits.............     1,785       1,785      3,570     17,710      9,962    10,428        --          --        45,240
 Certificate
 accounts(4)..........   135,810     197,183    178,183     52,891     11,461       --         --          --       575,528
 FHLB advances(5).....   118,900      24,800     34,400     92,650     19,500       --         --          --       290,250
                        --------   ---------  ---------  ---------   --------   -------    -------    --------   ----------
   Total interest-
   bearing
   liabilities........   262,999     230,272    227,936    226,805     79,151    50,987      4,887         --     1,083,037
 Non-interest bearing
 liabilities..........       --          --         --         --         --        --         --       30,826       30,826
 Stockholders'
 equity...............       --          --         --         --         --        --         --       88,034       88,034
                        --------   ---------  ---------  ---------   --------   -------    -------    --------   ----------
   Total liabilities
   and stockholders'
   equity.............  $262,999   $ 230,272  $ 227,936  $ 226,805   $ 79,151   $50,987    $ 4,887    $118,860   $1,201,897
                        ========   =========  =========  =========   ========   =======    =======    ========   ==========
Interest sensitivity
gap(6)................  $382,634   $(143,040) $(178,985) $(129,637)  $ 87,905   $22,986    $55,070    $(96,933)  $      --
                        ========   =========  =========  =========   ========   =======    =======    ========   ==========
Cumulaltive interest
sensitivity gap.......  $382,634   $ 239,594  $  60,609  $ (69,028)  $ 18,877   $41,863    $96,933    $    --    $      --
                        ========   =========  =========  =========   ========   =======    =======    ========   ==========
Cumulative interest
sensitivity gap as a
percentage of total
assets................     31.84%      19.94%      5.04%     (5.74)%     1.57%     3.48%      8.07%
Cumulative net
interest-earning
assets as a percentage
of cumulative
interest-bearing
liabilities...........    245.49%     143.70%     99.40%     77.42 %    81.63%    85.26%    102.66%

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

Average Balance Sheet

  The following table sets forth certain information relating to the Company for the years ended June 30, 2000, 1999, and 1998. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields.

                                                                   Year Ended June 30,
                                     ---------------------------------------------------------------------------------
                         At June 30,
                            2000                2000                        1999                       1998
                         ----------- ---------------------------  -------------------------  -------------------------
                                                         Yield/                     Yield/                     Yield/
                         Rate End of  Average            Average  Average           Average  Average           Average
                           Period     Balance   Interest  Cost    Balance  Interest  Cost    Balance  Interest  Cost
                         ----------- ---------- -------- -------  -------- -------- -------  -------- -------- -------
                                                           (Dollars in thousands)
Assets:
 Interest-earning
  assets:
 Interest-earning
  deposits.............     2.88%    $      533 $    13    2.44%  $    363 $    12    3.31%  $    239 $     9    3.77%
 Federal funds sold and
  other short-term
  investments..........     6.50          6,134     339    5.53     22,949   1,018    4.44     17,691     802    4.53
 Investment securities,
  net(1)...............     6.85         19,667   1,309    6.66     12,399     858    6.92     24,186   1,608    6.65
 Loans receivable(2)...     8.22        925,624  74,977    8.10    764,401  63,207    8.27    665,328  54,793    8.24
 Mortgage-backed
  securities, net(1)...     6.87        106,237   7,066    6.65     92,162   6,149    6.67    102,749   6,995    6.81
 FHLB stock............     5.50         14,202     832    5.86     11,978     675    5.64     11,001     663    6.03
                                     ---------- -------           -------- -------           -------- -------
  Total interest-
   earning assets......     8.01      1,072,397  84,536    7.87    904,252  71,919    7.95    821,194  64,870    7.90
 Non-interest-earning
  assets...............                  25,650                     24,961                     29,584
                                     ----------                   --------                   --------
  Total assets.........              $1,098,047                   $929,213                   $850,778
                                     ==========                   ========                   ========
Liabilities and
 Stockholders' equity:
 Interest-bearing
  liabilities:
 Money market deposits.     4.33     $  163,017   7,062    4.33   $137,473   6,008    4.37   $110,990   5,022    4.52
 Passbook deposits.....     1.99         21,324     421    1.97     18,298     363    1.98     17,425     351    2.01
 NOW and other demand
  deposits.............     1.37         44,497     633    1.42     35,219     476    1.35     26,363     336    1.27
 Certificate accounts..     5.76        489,414  26,108    5.33    429,798  22,685    5.28    400,204  22,429    5.60
                                     ---------- -------           -------- -------           -------- -------
 Total savings
  accounts.............     5.04        718,252  34,224            620,788  29,532            554,982  28,138
 FHLB advances.........     6.30        252,284  14,690    5.82    189,456  10,784    5.69    185,032  10,972    5.93
                                     ---------- -------           -------- -------           -------- -------
  Total interest-
   bearing liabilities.     5.37        970,536  48,914    5.04    810,244  40,316    4.97    740,014  39,110    5.29
 Non-interest-bearing
  liabilities..........                  43,253                     39,283                     36,984
 Stockholders' equity..                  84,258                     79,686                     73,780
                                     ----------                   --------                   --------
 Total liabilities and
  stockholders' equity.              $1,098,047                   $929,213                   $850,778
                                     ========== -------           ======== =======           ======== -------
 Net interest
  income/interest rate
  spread(3)............                         $35,622    2.83%           $31,603    2.98%           $25,760    2.61%
                                                =======  ======            =======  ======            =======  ======
 Net interest
  margin(4)............                                    3.32%                      3.50%                      3.14%
                                                         ======                     ======                     ======
 Ratio of interest-
  earning assets to
  interest-bearing
  liabilities..........                                  110.50%                    111.60%                    110.97%
                                                         ======                     ======                     ======

------
(1) Amount includes assets available for sale.
(2) Amount is net of deferred loan fees, loan discounts, loans in process and loan loss allowances, and includes nonaccrual loans and loans held for sale.
(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.

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

                          Year Ended June 30, 2000    Year Ended June 30, 1999
                                Compared to                 Compared to
                          Year Ended June 30, 1999    Year Ended June 30, 1998
                          --------------------------- ---------------------------
                           Increase (Decrease) In      Increase (Decrease) In
                          Interest Income/Interest    Interest Income/Interest
                                  Expense                     Expense
                          --------------------------- ---------------------------
                                                           Due to
                                               Net    -----------------    Net
                          Volume     Rate    Change   Volume     Rate    Change
                          ------     ----    ------   -------- --------  --------
                                           (In thousands)
Interest-earning assets:
 Interest-earning
  deposits..............  $    32  $    (43) $   (11) $     6  $      9  $    15
 Federal funds sold and
  other short-term
  investments...........   (1,035)      368     (667)     230       (26)     204
 Investment securities,
  net(2)................      482       (31)     451     (819)       69     (750)
 Loans receivable,
  net(1), (2)...........   13,030    (1,260)  11,770    8,191       223    8,414
 Mortgage-backed
  securities, net(2)....      936       (19)     917     (709)     (137)    (846)
 FHLB stock.............      129        28      157       45       (33)      12
                          -------  --------  -------  -------  --------  -------
   Total interest-
    earning assets......   13,574      (957)  12,617    6,944       105    7,049
                          -------  --------  -------  -------  --------  -------
Interest-bearing
 liabilities:
 Money market deposits..    1,106       (52)   1,054    1,151      (165)     986
 Passbook deposits......       60        (2)      58       17        (5)      12
 NOW and other demand
  deposits..............      131        26      157      119        21      140
 Certificate accounts...    3,178       245    3,423    1,204      (948)     256
 FHLB advances..........    3,653       253    3,906      278      (466)    (188)
                          -------  --------  -------  -------  --------  -------
   Total interest-
    bearing liabilities.    8,128       470    8,598    2,769    (1,563)   1,206
                          -------  --------  -------  -------  --------  -------
Change in net interest
 income.................  $ 5,446  $ (1,427) $ 4,019  $ 4,175  $  1,668  $ 5,843
                          =======  ========  =======  =======  ========  =======

--------
(1) Includes nonaccrual loans.
(2) Includes assets held or available for sale.

Year 2000

  Beginning in 1997, the Company developed and implemented a program to make its systems and processes Year 2000 compliant. The Company's Year 2000 program included the preparation of a plan and a contingency plan as required by the Federal Financial Institutions Examination Council as well as the testing and replacement of information technology assets ("IT assets"), such as computer hardware, software and systems, and non-IT assets.

  As of the date of this report, the Company has experienced no material disruption in the operation of its business as a result of the transition from 1999 to 2000. However, it is possible that the full impact of Year 2000 issues has not been fully recognized, and no assurances can be given that Year 2000 problems will not emerge.

  The total cost of the Company's Year 2000 program was approximately $1.5 million, including approximately $330,000 incurred in the year ended June 30, 2000. Program costs consisted primarily of costs for acquiring equipment and software, which are being depreciated over their useful lives, and personnel and consulting costs, which were expensed as incurred. The Company has funded these Year 2000 expenditures primarily through operating cash flow.

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

Impact of New Accounting Standards

  In March 2000, the FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. This Interpretation clarifies certain issues relating to APB Opinion No. 25, Accounting for Stock Issued to Employees. FASB Interpretation No. 44 contains information relating to (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the term of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FASB Interpretation No. 44 is effective July 1, 2000. The effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000.

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

  The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Company's exposure to differential changes in interest rates between assets and liabilities is shown in the Company's Maturity and Rate Sensitivity Analysis under the caption "MD&A--Asset/Liability Management." Another measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13a, "Interest Rate Risk Management." This test measures the impact on net interest income and on net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts. Following are the estimated impacts of immediate changes in interest rates at the specified levels at June 30, 2000, calculated in compliance with Thrift Bulletin No. 13a:

                                               Percentage Change In:
                                   ---------------------------------------------
     Change in Interest Rates
       (In Basis Points)           Net Interest Income(1) Net Portfolio Value(2)
     ------------------------      ---------------------- ----------------------
        +300......................           -4%                   -44%
        +200......................           -2                    -27
        +100......................            0                    -11
        -100......................            2                      4
        -200......................            1                     12
        -300......................            0                     11

--------
(1) The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.

(2) The percentage change in this column represents net portfolio value of the Bank in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

  The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the total balance of expected maturities and principal repayments and the instruments' fair values at June 30, 2000. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

                                                                June 30, 2000
                                   ------------------------------------------------------------------------
                          Weighted
                          Average                   Expected Maturity/Principal Repayment
                          Rate End ------------------------------------------------------------------------
                             of                                                           Total      Fair
                           Period    2001    2002    2003    2004     2005   Thereafter Balance(1) Value(1)
                          -------- -------- ------- ------- ------- -------- ---------- ---------- --------
                                                            (dollars in thousands)
Interest-Sensitive
 Assets:
 Interest-earning
  deposits..............    2.88%  $    673 $   --  $   --  $   --  $    --   $    --    $    673  $    673
 Fed funds sold and
  other short-term
  investments...........    6.50      3,900     --      --      --       --        --       3,900     3,900
 Loans Receivable:
   One-to-four family...    7.93     44,784  38,426  33,466  28,708   24,253   144,696   314,333    316,720
   Multifamily and Non-
    Residential.........    8.27     67,471  77,073  87,668  98,025  107,226   263,491    700,954   710,876
   Other................    8.46      3,207     919     739     593      471     2,242      8,171     8,956
 Mortgage-Backed
  Securities............    6.87     14,396  12,039  10,409   8,871    7,386    56,760    109,861   105,782
 Investment Securities..    6.85        --      --      --   11,000   20,361       --      31,361    30,278
 FHLB stock.............    5.50     15,607     --      --      --       --        --      15,607    15,607
Interest-Sensitive
 Liabilities:
 Deposits
   Money Market
    Deposits............    4.33     13,475  28,945  28,945  16,262   16,262    45,487    149,376   149,376
   Passbook Deposits....    1.99     11,316   2,831   2,831   2,831    2,831         3     22,643    22,643
   NOW and other demand
    deposits............    1.37      7,140   8,855   8,855   4,981    4,981    10,428     45,240    45,240
   Certificate Accounts.    5.76    511,176  48,050   4,841   3,174    8,287       --     575,528   574,906
 FHLB Advances..........    6.30    163,100  47,050  45,600   3,250   31,250       --     290,250   288,567
Interest-Sensitive Off-
 balance sheet items:(2)
 Commitments to extend
  credit................    8.22                                                           14,969       165
 Loans sold with
  recourse (including
  bond loans)...........    6.50                                                           10,341      (960)
 Unused lines of
  credit................    9.25                                                           25,500     1,631

--------
(1) Loans are reduced for nonperforming loans but are not reduced for the allowance for loan losses.

(2) Total balance equals the notional amount of off-balance sheet items and interest rates are the weighted average interest rates of the underlying loans.

  Expected maturities are contractual maturities adjusted for prepayments of principal. The Company uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on the Company's historical experience. The Company's average Constant Prepayment Rate ("CPR") on its total fixed-rate portfolio ranges from 6% to 15% and on its adjustable rate portfolio from 6% to 18% for interest-earning assets (excluding investment securities, which do not have prepayment features). For deposit liabilities, in accordance with standard industry practice and the Company's own historical experience, "decay factors," were used to estimate deposit runoff of 50%, 15.8%, and between 10% to 50% for passbook, checking and money market deposit accounts, respectively. The actual maturities of these instruments could vary substantially if future prepayments differ from the Company's historical experience.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report...............................................  F-2
Consolidated Statements of Financial Condition as of June 30, 2000 and
 1999......................................................................  F-3
Consolidated Statements of Earnings for Each of the Years in the Three-Year
 Period Ended June 30, 2000................................................  F-4
Consolidated Statements of Comprehensive Income for Each of the Years in
 the Three-Year Period Ended June 30, 2000.................................  F-5
Consolidated Statements of Stockholders' Equity for Each of the Years in
 the Three-Year Period Ended June 30, 2000.................................  F-6
Consolidated Statements of Cash Flows for Each of the Years in the Three-
 Year Period Ended June 30, 2000...........................................  F-7
Notes to Consolidated Financial Statements.................................  F-8

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Quaker City Bancorp, Inc.:

  We have audited the accompanying consolidated statements of financial condition of Quaker City Bancorp, Inc. and subsidiaries (the Company) as of June 30, 2000 and 1999 and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quaker City Bancorp, Inc. and subsidiaries as of June 30, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                          KPMG llp

July 21, 2000
Los Angeles, California

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                             June 30, 2000 and 1999

                       (In thousands, except share data)

                                                            2000       1999
                         ASSETS                          ----------  ---------
Cash and due from banks................................. $    9,494      7,705
Interest-bearing deposits...............................        673        323
Federal funds sold and other short-term investments.....      3,900     25,120
Investment securities held to maturity (fair value of
 $20,780 at June 30, 2000 and $11,320 at June 30, 1999)
 (note 2)...............................................     21,863     11,986
Investment securities available for sale, at fair value
 (note 2)...............................................      9,498        --
Loans receivable, net (notes 3 and 9)...................    990,675    821,190
Loans receivable held for sale (notes 3 and 15).........     21,212     17,028
Mortgage-backed securities held to maturity (fair value
 of $81,378 at June 30, 2000 and $81,485 at June 30,
 1999) (notes 4 and 9)..................................     85,457     84,078
Mortgage-backed securities available for sale, at fair
 value (notes 4 and 9)..................................     24,404     15,783
Real estate held for sale (note 5)......................        639      3,138
Federal Home Loan Bank stock, at cost (notes 6 and 9)...     15,607     12,221
Office premises and equipment, net (note 7).............      7,130      6,430
Accrued interest receivable and other assets (notes 2,
 3, 4 and 12)...........................................     11,345      8,435
                                                         ----------  ---------
                                                         $1,201,897  1,013,437
                                                         ==========  =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits (note 8)..................................... $  808,229    677,839
  Federal Home Loan Bank advances (notes 3 and 9).......    290,250    234,700
  Deferred tax liability (note 10)......................         73      1,694
  Accounts payable and accrued expenses ................      5,372      4,612
  Other liabilities (notes 8 and 10)....................      9,939     13,288
                                                         ----------  ---------
    Total liabilities...................................  1,113,863    932,133
                                                         ----------  ---------
Stockholders' Equity (notes 11 and 13):
  Common stock, $.01 par value. Authorized 20,000,000
   shares; issued and outstanding 5,108,077 shares and
   5,457,107 shares at June 30, 2000 and 1999,
   respectively.........................................         51         55
  Additional paid-in capital............................     71,726     72,681
  Accumulated other comprehensive income (loss) (notes 2
   and 4)...............................................        (52)        33
  Retained earnings, substantially restricted (note 10).     17,318      9,855
  Deferred compensation (notes 12 and 13)...............     (1,009)    (1,320)
                                                         ----------  ---------
    Total stockholders' equity..........................     88,034     81,304
Commitments and contingent liabilities (notes 3 and 14)
                                                         ----------  ---------
                                                         $1,201,897  1,013,437
                                                         ==========  =========

          See accompanying notes to consolidated financial statements.

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                    Years ended June 30, 2000, 1999 and 1998

                       (In thousands, except share data)

                                                 2000       1999       1998
                                               ---------  ---------  ---------
Interest income:
  Loans receivable............................ $  74,977     63,207     54,793
  Mortgage-backed securities..................     7,066      6,149      6,995
  Investment securities.......................     1,309        858      1,608
  Other.......................................     1,184      1,705      1,474
                                               ---------  ---------  ---------
    Total interest income.....................    84,536     71,919     64,870
                                               ---------  ---------  ---------
Interest expense:
  Deposits (note 8)...........................    34,224     29,532     28,138
  Federal Home Loan Bank advances and other
   borrowings.................................    14,690     10,784     10,972
                                               ---------  ---------  ---------
    Total interest expense....................    48,914     40,316     39,110
                                               ---------  ---------  ---------
    Net interest income before provision for
     loan losses..............................    35,622     31,603     25,760
Provision for loan losses (note 3)............     1,600      1,700      1,450
                                               ---------  ---------  ---------
    Net interest income after provision for
     loan losses..............................    34,022     29,903     24,310
                                               ---------  ---------  ---------
Other income:
  Loan servicing charges and deposit fees.....     3,482      2,796      2,402
  Gain on sale of loans held for sale.........       316        332        175
  Commissions.................................       882        716        735
  Gain on sale of securities available for
   sale.......................................       --         616        --
  Other.......................................        62        169         16
                                               ---------  ---------  ---------
                                                   4,742      4,629      3,328
                                               ---------  ---------  ---------
Other expense:
  Compensation and employee benefits (notes 12
   and 13)....................................    10,470      9,459      8,375
  Occupancy, net..............................     2,848      2,308      1,945
  Federal deposit insurance premiums..........       458        527        517
  Data processing.............................     1,049        853        730
  Advertising and promotional.................       975      1,007        924
  Consulting fees.............................       728        787        471
  Other general and administrative expense....     2,600      2,264      2,139
                                               ---------  ---------  ---------
    Total general and administrative expense..    19,128     17,205     15,101
  Real estate operations, net (note 5)........      (519)       320        595
  Amortization of core deposit intangible.....        76        --          35
                                               ---------  ---------  ---------
    Total other expense.......................    18,685     17,525     15,731
                                               ---------  ---------  ---------
    Earnings before income taxes,
     extraordinary item and cumulative effect
     of change in accounting principle........    20,079     17,007     11,907
Income taxes (note 10)........................     8,329      7,464      5,297
                                               ---------  ---------  ---------
Net earnings before extraordinary item and
 cumulative effect of change in accounting
 principle....................................    11,750      9,543      6,610
Extraordinary item, net of taxes (note 9).....       --         (61)       --
Cumulative effect of change in accounting
 principle, net of taxes (note 1).............       --         162        --
                                               ---------  ---------  ---------
    Net earnings.............................. $  11,750      9,644      6,610
                                               =========  =========  =========
Basic earnings per share (note 11)............ $    2.34       1.79       1.21
                                               =========  =========  =========
Diluted earnings per share (note 11).......... $    2.23       1.70       1.14
                                               =========  =========  =========
Weighted average basic shares outstanding..... 5,025,625  5,392,564  5,469,646
Weighted average diluted shares outstanding... 5,279,141  5,660,351  5,795,480

          See accompanying notes to consolidated financial statements.

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                    Years ended June 30, 2000, 1999 and 1998
                                 (In thousands)

                                                           2000    1999   1998
                                                          -------  -----  -----
Net earnings............................................. $11,750  9,644  6,610
                                                          -------  -----  -----

Other comprehensive income:

  Unrealized holding gain (loss) on securities available
   for sale arising during the period, net of taxes of
   $(61), $(624) and $178 for the years ended June 30,
   2000, 1999 and 1998, respectively.....................     (85)  (879)   254

  Less: realized gain included in net earnings and
   previously included in other comprehensive income, net
   of taxes of $(370) for the year ended June 30, 1999...     --    (522)   --
                                                          -------  -----  -----
Increase (decrease) in accumulated other comprehensive
 income (loss), net of tax...............................     (85)  (357)   254
                                                          -------  -----  -----

    Total comprehensive income........................... $11,665  9,287  6,864
                                                          =======  =====  =====


          See accompanying notes to consolidated financial statements.

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    Years ended June 30, 2000, 1999 and 1998

                                 (In thousands)

                                                     Accumulated    Retained
                                         Additional     other       earnings,
                                  Common  paid-in   comprehensive substantially   Deferred
                          Shares  stock   capital   income (loss)  restricted   compensation Total
                          ------  ------ ---------- ------------- ------------- ------------ ------
Balance, June 30, 1997..  4,703    $47     44,051        136          28,122       (2,113)   70,243
Net earnings............     --     --         --         --           6,610           --     6,610
Shares issued in
 connection with stock
 dividend...............  1,165     12     29,120         --         (29,132)          --        --
Repurchase and
 retirement of stock....    (56)    (1)      (335)        --            (821)          --    (1,157)
Exercise of stock
 options................     15     --         87         --              --           --        87
Unrealized gain on
 securities available
 for sale, net of tax...     --     --         --        254              --           --       254
Deferred compensation
 amortized to expense...     --     --        797         --              --          425     1,222
                          -----    ---     ------       ----         -------       ------    ------
Balance, June 30, 1998 .  5,827     58     73,720        390           4,779       (1,688)   77,259
Net earnings............     --     --         --         --           9,644           --     9,644
Repurchase and
 retirement of stock....   (418)    (3)    (1,995)        --          (4,568)          --    (6,566)
Exercise of stock
 options................     48     --        231         --              --           --       231
Unrealized loss on
 securities available
 for sale, net of tax...     --     --         --       (357)             --           --      (357)
Deferred compensation
 amortized to expense...     --     --        725         --              --          368     1,093
                          -----    ---     ------       ----         -------       ------    ------
Balance, June 30, 1999..  5,457     55     72,681         33           9,855       (1,320)   81,304
Net earnings............     --     --         --         --          11,750           --    11,750
Repurchase and
 retirement of stock....   (381)    (4)    (1,823)        --          (4,316)          --    (6,143)
Exercise of stock
 options................     32     --        179         --              --           --       179
Unrealized loss on
 securities available
 for sale, net of tax...     --     --         --        (85)             --           --       (85)
Deferred compensation
 amortized to expense...     --     --        718         --              --          311     1,029
                          -----    ---     ------       ----         -------       ------    ------
Balance, June 30, 2000..  5,108    $51     71,726        (52)         17,318       (1,009)   88,034
                          =====    ===     ======       ====         =======       ======    ======

          See accompanying notes to consolidated financial statements.

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Years ended June 30, 2000, 1999 and 1998

                                 (In thousands)

                                                   2000       1999      1998
                                                 ---------  --------  --------
Cash flows from operating activities:
 Net earnings................................... $  11,750     9,644     6,610
                                                 ---------  --------  --------
 Adjustments to reconcile net earnings to net
  cash provided (used) by operating activities:
   Cumulative effect of change in accounting
    principle, net of taxes.....................       --       (162)      --
   Depreciation and amortization................       (19)   (1,574)      293
   Provision for loan losses....................     1,600     1,700     1,450
   Write-downs on real estate held for sale.....       --        241       251
   Provision for deferred income taxes..........    (1,559)     (535)      913
   Gain on sale of real estate held for sale....      (779)     (394)     (176)
   Gain on sale of loans held for sale..........      (316)     (332)     (175)
   Gain on sale of securities available for
    sale........................................       --       (616)      --
   Loans originated for sale....................   (53,039)  (73,674)  (41,321)
   Sale of loans held for sale..................    48,910    63,996    34,324
   Federal Home Loan Bank (FHLB) stock dividend
    received....................................      (811)     (660)     (633)
   (Increase) decrease in accrued interest
    receivable and other assets.................    (2,834)   (1,852)      370
   Increase (decrease) in other liabilities.....    (3,349)    6,346    (8,375)
   Increase in accounts payable and accrued
    expenses....................................       760       748       321
   Other........................................     1,964       983     1,962
                                                 ---------  --------  --------
     Total adjustments..........................    (9,472)   (5,785)  (10,796)
                                                 ---------  --------  --------
     Net cash provided (used) by operating
      activities................................     2,278     3,859    (4,186)
                                                 ---------  --------  --------
Cash flows from investing activities:
 Loans originated for investment................  (213,427) (198,296)  (95,253)
 Loans purchased for investment.................   (85,752)  (78,075)  (48,112)
 Principal repayments on loans..................   127,343   145,612    91,846
 Sale of investment securities available for
  sale..........................................       --      1,558       --
 Purchases of investment securities available
  for sale......................................    (9,500)      --        --
 Purchases of investment securities held to
  maturity......................................   (12,826)  (15,985)      --
 Maturities and principal repayments of
  investment securities held to maturity........     2,925     9,070    31,610
 Sale of MBS available for sale.................       --     61,989       --
 Purchases of MBS available for sale............   (11,480)      --     (8,237)
 Principal repayments of MBS available for
  sale..........................................     2,790     8,804       --
 Purchases of MBS held to maturity..............   (12,026)  (70,624)  (63,530)
 Principal repayments on MBS held to maturity ..    10,637    16,208    29,595
 Sale of real estate held for sale..............     4,640     2,429     3,545
 Purchase of FHLB stock.........................    (2,575)      --     (1,210)
 Investment in office premises and equipment....    (2,084)   (2,147)   (1,923)
                                                 ---------  --------  --------
     Net cash used by investing activities......  (201,335) (119,457)  (61,669)
                                                 ---------  --------  --------
Cash flows from financing activities:
 Increase in deposits...........................    84,490    96,929    27,724
 Increase in deposits from branch acquisition...    45,900       --        --
 Proceeds from funding of FHLB advances.........   604,434   325,700   382,700
 Repayments of FHLB advances....................  (548,884) (307,000) (324,400)
 Repurchase and retirement of stock.............    (6,143)   (6,566)   (1,157)
 Common stock options exercised.................       179       231        87
                                                 ---------  --------  --------
     Net cash provided by financing activities..   179,976   109,294    84,954
                                                 ---------  --------  --------
     Increase (decrease) in cash and cash
      equivalents...............................   (19,081)   (6,304)   19,099
Cash and cash equivalents at beginning of year..    33,148    39,452    20,353
                                                 ---------  --------  --------
Cash and cash equivalents at end of year........ $  14,067    33,148    39,452
                                                 =========  ========  ========
Supplemental disclosures of cash flow
 information:
 Interest paid (including interest credited).... $  49,496    40,405    38,604
 Cash paid for income taxes.....................     8,690     9,650     5,295
                                                 =========  ========  ========
Supplemental schedule of noncash investing and
 financing activities:
 Additions to loans resulting from the sale of
  real estate acquired through foreclosure...... $     --      1,205     1,365
 Additions to real estate acquired through
  foreclosure...................................     1,362     3,286     6,239
 Reclassification of MBS from held to maturity
  to available for sale.........................       --     77,961       --
                                                 =========  ========  ========

          See accompanying notes to consolidated financial statements.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 2000 and 1999

(1) Basis of Presentation and Summary of Significant Accounting Policies

  Quaker City Bancorp, Inc., incorporated in Delaware, is primarily engaged in the savings and loan business through its wholly owned subsidiary, Quaker City Bank (the Bank). At June 30, 2000, the Bank operated fourteen retail banking offices in southern California. The Bank is subject to significant competition from other financial institutions, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

  The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent the significant accounting policies of the Company.

 Principles of Consolidation and Presentation

  The consolidated financial statements include the accounts of Quaker City Bancorp, Inc., Quaker City Neighborhood Development, Inc., Quaker City Bank and its wholly owned subsidiary, Quaker City Financial Corporation. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation.

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

 Financial Instruments

  Accounting Standards require the disclosure of the fair value of financial instruments, whether or not recognized on the statement of financial condition, for which it is practicable to estimate the value. A significant portion of the Company's assets and liabilities are financial instruments as defined under applicable accounting standards. Fair values, estimates and assumptions are set forth in note 18, Fair Value of Financial Instruments.

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

  Concentrations of credit risk would exist for groups of borrowers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The ability of the Company's borrowers to repay their commitments is contingent on several factors, including the economic conditions in the borrowers' geographic area and the individual financial condition of the borrowers. The Company generally

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES requires collateral or other security to support borrower commitments on loans receivable. This collateral may take several forms. Generally, on the Company's mortgage loans, the collateral will be the underlying mortgaged property. The Company's lending activities are primarily concentrated in southern California.

  Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not currently engage in trading activities. The Company is subject to interest rate risk to the degree that its interest-earning assets reprice on a different frequency or schedule than its interest-bearing liabilities. A majority of the Company's loans receivable and mortgage-backed securities reprice based on the Eleventh District Cost of Funds Index (COFI). The repricing of COFI tends to lag other interest rate indices. The Company closely monitors the pricing sensitivity of its financial instruments.

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

 Allowance for Loan Losses

  The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses on loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of credit risk inherent in the portfolio, historical loss experience and the Company's underwriting practices. As a result of weaknesses in certain real estate markets, increases in the allowance for loan losses may be required in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

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

  Factors considered as part of the periodic loan review process to determine whether a loan is impaired address both the amount the Company believes is probable that it will collect and the timing of such collection. As part of the Company's loan review process, the Company will consider such factors as the ability of the borrower to continue to meet the debt service requirements, assessments of other sources of repayment, the fair value of any collateral and the creditor's prior history in dealing with these types of credits. In evaluating whether a loan is considered impaired, insignificant delays in payment,

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(less than 12 months) in the absence of other facts and circumstances would not alone lead to the conclusion that a loan was impaired.

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

  The Company may also purchase mortgage servicing assets related to mortgage loans originated by other institutions. These mortgage servicing assets are measured initially at fair value, presumptively the price paid. The servicing asset is amortized in proportion to and over the period of estimated net servicing income and is assessed for impairment or increased obligation based on its fair value.

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

 Segment Information and Disclosures

  Accounting standards require the Company to report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim reports to stockholders. These standards also require disclosures about products and services, geographic areas and major customers. The Company has concluded it has one reportable segment.

 Derivatives

  The Company accounts for derivative instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." A derivative is considered either an asset or liability in the statement of financial position and measured at fair value. If a derivative is designated as a hedging instrument the changes in fair value of the derivative are either
(a) recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item or (b) reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a derivative not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change. As of June 30, 2000, the Company has no derivative instruments.

  Upon implementation of SFAS No. 133 effective July 1, 1998, approximately $78 million in MBS were transferred to available for sale. The Company has accounted for the gains or losses on the sale of any such reclassified MBS sold within 90 days of the reclassification date as the cumulative effect of a change in accounting principle. Any gains or losses recorded on such reclassified securities sold 90 days or more after the reclassification date have been recorded as gain or losses on sale of

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES securities available for sale. In the first quarter of 1999, the Company sold $29.6 million of these reclassified MBS for a nonrecurring gain after tax of $162,000, which is accounted for as a cumulative effect of a change in accounting principle in the accompanying consolidated statements of earnings. In the second quarter of fiscal 1999, the Company sold an additional $32.3 million of MBS for a pretax gain of $245,000 and an after tax gain of $142,000. The pretax gain of $245,000 is included as a gain on sale of securities available for sale in the accompanying consolidated statements of earnings.

 Other Recent Accounting Pronouncements

  In March 2000, the FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. This Interpretation clarifies certain issues relating to APB Opinion No. 25, Accounting for Stock Issued to Employees. FASB Interpretation No. 44 contains information relating to (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the term of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FASB Interpretation No. 44 is effective July 1, 2000. The effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000.

(2) Investment Securities

  The following table provides a summary of investment securities with a comparison of amortized cost and fair values:

                                                     Gross      Gross
                                         Amortized unrealized unrealized  Fair
                                           Cost      gains      losses   value
                                         --------- ---------- ---------- ------
                                                     (In thousands)
   June 30, 2000:
     Held to maturity:
       U.S. Government and Federal
        agency obligations..............  $21,863     --        (1,083)  20,780
     Available for sale:
       Marketable Equity Securities.....    9,500      23          (25)   9,498
                                          -------     ---       ------   ------
         Total..........................  $31,363      23       (1,108)  30,278
                                          =======     ===       ======   ======
   June 30, 1999:
     Held to maturity:
       U.S. Government and Federal
        agency obligations..............  $11,986     --          (666)  11,320
                                          -------     ---       ------   ------
         Total..........................  $11,986     --          (666)  11,320
                                          =======     ===       ======   ======

  At June 30, 2000 and 1999, the Company had accrued interest receivable on investment securities of $435,000 and $212,000, respectively, which is included in accrued interest receivable and other assets in the accompanying consolidated statements of financial condition.

  There were no sales of investment securities available for sale in 2000. Proceeds from sales of investment securities available for sale were $1.6 million during 1999. There were gross gains of $371,000 realized during 1999.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The contractual principal maturities of bond obligations for investment securities held to maturity as of June 30, 2000 are as follows:

                                           Contractual principal maturity
                                      -----------------------------------------
                                              One  Maturing
                                              Year  1 year   Maturing  Maturing
                                               or    to 5   5 years to  after
                                       Total  Less  years    10 years  10 years
                                      ------- ---- -------- ---------- --------
                                                   (In thousands)
   Held to maturity:
    U.S. Government and Federal
     agency obligations.............. $21,863 --    4,000     11,872    5,991
                                      ------- ---   -----     ------    -----
                                      $21,863 --    4,000     11,872    5,991
                                      ======= ===   =====     ======    =====

(3) Loans Receivable, Net

  The following table presents carrying values of loans receivable at the dates indicated:

                                                                   June 30
                                                              ------------------
                                                                 2000     1999
                                                              ---------- -------
                                                                (In thousands)
   Real estate:
     Residential:
       One to four units..................................... $  315,689 312,407
       Multifamily...........................................    505,436 391,596
     Commercial and land.....................................    197,962 140,783
                                                              ---------- -------
                                                               1,019,087 844,786
   Other.....................................................      8,171   7,730
                                                              ---------- -------
                                                               1,027,258 852,516
   Less:
     Undisbursed loan funds..................................        320     684
     Unamortized discounts...................................        752   1,078
     Deferred loan fees, net.................................      4,138   3,852
     Allowance for loan losses...............................     10,161   8,684
                                                              ---------- -------
                                                               1,011,887 838,218
                                                              ---------- -------
   Less:
     Held for sale:
       One to four units.....................................        --      353
       Multifamily...........................................     11,173   7,234
       Commercial............................................     10,031   9,441
       Other.................................................          8     --
                                                              ---------- -------
                                                                  21,212  17,028
                                                              ---------- -------
         Held to maturity.................................... $  990,675 821,190
                                                              ========== =======

  The weighted average interest rate on the Company's loan portfolio was 8.22% and 7.86% at June 30, 2000 and 1999, respectively.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  Certain mortgage loans aggregating $513.8 million and $370.7 million at June 30, 2000 and 1999, respectively, are collateral for FHLB advances.

  At June 30, 2000 and 1999, the Bank had loans with an outstanding balance of $9.9 million and $10.3 million, respectively, under two separate agreements with the City of Los Angeles to guarantee up to a total of $15 million of multifamily housing revenue bonds primarily for the acquisition and renovation of earthquake-stricken properties. In conjunction with these guarantees, standby letters of credit were issued by the Federal Home Loan Bank. Additionally, the principal balances of other loans sold with recourse totaled $454,000 and $370,000 at June 30, 2000 and 1999, respectively.

  At June 30, 2000 and 1999, the Bank had accrued interest receivable on loans of $6.2 million and $5.0 million, respectively, which is included in accrued interest receivable and other assets in the accompanying consolidated statements of financial condition.

  The Company serviced loans for investors totaling $299.1 million, $284.2 million and $276.4 million at June 30, 2000, 1999 and 1998, respectively.

  Activity in the allowance for loan losses is summarized as follows:

                                                               June 30
                                                        -----------------------
                                                         2000     1999    1998
                                                        -------  ------  ------
                                                           (In thousands)
   Allowances for loan losses:
     Balance at beginning of year...................... $ 8,684   7,955   7,772
     Provision for loan losses.........................   1,600   1,700   1,450
     Allowance of portfolios acquired..................     --      164     --
     Charge-offs, net..................................    (123) (1,135) (1,267)
                                                        -------  ------  ------
     Balance at end of year............................ $10,161   8,684   7,955
                                                        =======  ======  ======

 Credit Risk and Concentration

  At June 30, 2000 and 1999, the balances of nonaccrual loans totaled $3.6 million and $5.0 million, respectively, net of specific allowances of $0 and $68,000. The Company's nonaccrual policy requires that loans be placed on nonaccrual status after being delinquent 60 days or earlier if warranted. There were no accruing loans contractually past due 60 days or more at June 30, 2000 and 1999.

  The gross amount of interest income on nonaccrual loans that would have been recorded during the years ended June 30, 2000, 1999 and 1998 if the nonaccrual loans had been current in accordance with their original terms was $312,000, $424,000 and $640,000, respectively. For the years ended June 30, 2000, 1999 and 1998, $247,000, $295,000 and $399,000, respectively, were actually earned on nonaccrual loans and are included in interest income on loans in the accompanying consolidated statements of earnings. Interest income earned on nonaccrual loans is generally recorded utilizing the cash-basis method of accounting.

  The Company's real estate loans are predominantly secured by properties located in southern California.

 Impaired Loans

  At June 30, 2000 and 1999, the Company had a gross investment in impaired loans of $1.7 million and $3.5 million, respectively. During the year ended June 30, 2000, 1999 and 1998, the Company's

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES average investment in impaired loans was $1.7 million, $5.9 million and $8.2 million, respectively, and for the years then ended, interest income on such loans totaled $126,000, $531,000 and $752,000, respectively. Interest income on impaired loans which are performing is generally recorded utilizing the cash-basis method of accounting. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. At June 30, 2000 all impaired loans were performing in accordance with their contractual terms. Impaired loans totaling $1.7 million were not performing in accordance with their contractual terms at June 30, 1999 and have been included in nonaccrual loans at that date.

  Impaired loans at June 30, 2000 included $1.7 million of loans for which specific valuation allowances of $379,000 had been established. At June 30, 1999, the Company had $1.0 million of impaired loans for which specific valuation allowances of $155,000 had been established and $2.5 million of such loans for which no specific valuation allowance was considered necessary. All such provisions for losses and any related recoveries are recorded as part of the total allowance for loan losses.

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(4) Mortgage-Backed Securities

  Summarized below are the amortized cost and estimated fair values of MBS:

                                                     June 30, 2000
                                        ---------------------------------------
                                                    Gross      Gross
                                        Amortized unrealized unrealized  Fair
                                          cost      gains      losses    value
                                        --------- ---------- ---------- -------
                                                    (In thousands)
   Held to maturity:
     GNMA, FNMA and FHLMC securities..  $ 68,819       4       (2,814)   66,009
     Issued by other financial
      institutions....................     1,565     --           (54)    1,511
     Collateralized mortgage
      obligations.....................    15,073     --        (1,215)   13,858
                                        --------     ---       ------   -------
                                          85,457       4       (4,083)   81,378
   Available for sale:
     GNMA, FNMA and FHLMC securities..    12,947      84          (16)   13,015
     Collateralized mortgage
      obligations.....................    11,545     140         (296)   11,389
                                        --------     ---       ------   -------
                                          24,492     224         (312)   24,404
                                        --------     ---       ------   -------
      Total...........................  $109,949     228       (4,395)  105,782
                                        ========     ===       ======   =======

                                                     June 30, 1999
                                         --------------------------------------
                                                     Gross      Gross
                                         Amortized unrealized unrealized  Fair
                                           cost      gains      losses   value
                                         --------- ---------- ---------- ------
                                                     (In thousands)
   Held to maturity:
     GNMA, FNMA and FHLMC securities...   $62,087     --        (1,578)  60,509
     Issued by other financial
      institutions.....................     2,186     --            (3)   2,183
     Collateralized mortgage
      obligations......................    19,805     --        (1,012)  18,793
                                          -------     ---       ------   ------
                                           84,078     --        (2,593)  81,485
   Available for sale:
     GNMA, FNMA and FHLMC securities...     5,653     129          --     5,782
     Collateralized mortgage
      obligations......................    10,073     --           (72)  10,001
                                          -------     ---       ------   ------
                                           15,726     129          (72)  15,783
                                          -------     ---       ------   ------
      Total............................   $99,804     129       (2,665)  97,268
                                          =======     ===       ======   ======

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The contractual principal maturities for MBS as of June 30, 2000, are as follows:

                                                                  Contractual
                                                                   principal
                                                                   maturity
                                                               -----------------
                                                                        Maturity
                                                                         after
                                                                Total   10 years
                                                               -------- --------
                                                                (In thousands)
   GNMA, FNMA and FHLMC securities............................ $ 78,799  78,799
   Issued by other financial institutions.....................    1,565   1,565
   Collateralized mortgage obligations........................   29,585  29,585
                                                               -------- -------
     Total.................................................... $109,949 109,949
                                                               ======== =======

  The mortgage-backed securities included in the above table have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.

  Proceeds from sales of mortgage-backed securities available for sale were $62.0 million during 1999. There were gross gains of $245,000 realized during 1999. There were no sales of mortgage-backed securities available for sale in 2000 and 1998. There were no gross gains or losses realized during 2000 and 1998.

  The collateralized mortgage obligations held at June 30, 2000 and 1999 represented nonequity interests in mortgage pass-through certificates (Class A-1 Senior Certificates) and were of investment grade.

  The Company had accrued interest receivable on mortgage-backed securities of $636,000 and $527,000 at June 30, 2000 and 1999, respectively, which is included in accrued interest receivable and other assets in the accompanying consolidated statements of financial condition.

(5) Real Estate Held for Sale

  The following is a summary of real estate held for sale, net of valuation allowances:

                                                                      June 30
                                                                     ----------
                                                                     2000 1999
                                                                     ---- -----
                                                                        (In
                                                                     thousands)
   Acquired through foreclosure..................................... $639 2,340
   Held for development.............................................  --    798
                                                                     ---- -----
                                                                     $639 3,138
                                                                     ==== =====

  Changes in the valuation allowance on real estate held for sale are summarized as follows:

                                                                    June 30
                                                                ----------------
                                                                2000 1999   1998
                                                                ---- -----  ----
                                                                (In thousands)
   Balance at beginning of year................................ $--    175  175
   Charge-offs.................................................  --   (175) --
                                                                ---- -----  ---
   Balance at end of year...................................... $--    --   175
                                                                ==== =====  ===

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The following table summarizes real estate operations, net:

                                                                 June 30
                                                             ------------------
                                                             2000   1999   1998
                                                             -----  -----  ----
                                                              (In thousands)
   Net (income) loss from operations:
     Real estate held for development....................... $ --      14   (50)
     Gain on sale of real estate held for development.......  (100)
     Gain on sale of foreclosed real estate owned...........  (679)  (394) (176)
     Losses on operations of foreclosed real estate owned...   260    459   570
                                                             -----  -----  ----
                                                              (519)    79   344
   Write-downs..............................................   --     241   251
                                                             -----  -----  ----
       Real estate operations, net.......................... $(519)   320   595
                                                             =====  =====  ====

(6) Federal Home Loan Bank (FHLB) Stock

  As a member of the FHLB System, the Bank is required to own capital stock in the FHLB of San Francisco in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each year, or 5% of its outstanding borrowings from the FHLB of San Francisco. The Bank was in compliance with this requirement with an investment in FHLB of San Francisco stock at June 30, 2000 and 1999 of $15.6 million and $12.2 million, respectively. FHLB stock is recorded at historical cost.

(7) Office Premises and Equipment

  The following is a summary of office premises and equipment, net:

                                                                    June 30
                                                                 --------------
                                                                  2000    1999
                                                                 ------- ------
                                                                 (In thousands)
   Land......................................................... $ 2,075  1,450
   Buildings and leasehold improvements.........................   8,277  7,757
   Furniture, fixtures and equipment............................   5,389  4,822
                                                                 ------- ------
                                                                  15,741 14,029
   Less accumulated depreciation and amortization...............   8,611  7,599
                                                                 ------- ------
                                                                 $ 7,130  6,430
                                                                 ======= ======

  The Company recorded depreciation and amortization expense on premises, equipment and leasehold improvements of $1.1 million, $1.0 million and $846,000 during 2000, 1999 and 1998, respectively.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(8) Deposits

  The following is a summary of deposits:

                                              June 30, 2000     June 30, 1999
                                            ----------------- -----------------
                                            Weighted          Weighted
                                            average           average
                                              rate    Amount    rate    Amount
                                            -------- -------- -------- --------
                                                  (Dollars in thousands)
   Money market deposits...................   4.33%  $149,376   4.61%  $154,997
   Passbook deposits.......................   1.99     22,643   1.99     19,194
   NOW and other demand deposits...........   1.37     45,240   1.41     38,930
   Non-interest bearing demand deposits....    --      15,442    --      12,537
   Certificates of deposit:
     3 months or less......................   5.51    135,975   5.09    134,806
     Over 3 through 6 months...............   5.74    152,380   4.75     66,606
     Over 6 through 12 months..............   5.91    222,821   5.22    183,836
     Over 12 months........................   5.85     64,352   5.53     66,933
                                                     --------          --------
                                              5.04   $808,229   4.58   $677,839
                                              ====   ========   ====   ========

  The weighted average interest rates are at the end of the period and are based upon stated interest rates without giving consideration to daily compounding of interest or forfeiture of interest because of premature withdrawal.

  Certificates of deposit of $100,000 or more accounted for $183.6 million and $99.6 million of deposits at June 30, 2000 and 1999 respectively.

  At June 30, 2000 and 1999, the Company had accrued interest payable on deposits of $198,000 and $196,000, respectively, which is included in other liabilities in the accompanying consolidated statements of financial condition.

  Deposits at June 30, 2000 mature as follows (in thousands):

   Immediately withdrawable........................................... $232,701
   Year ending June 30:
     2001.............................................................  511,176
     2002.............................................................   48,050
     2003.............................................................    4,841
     2004.............................................................    3,174
     2005 and thereafter..............................................    8,287
                                                                       --------
                                                                       $808,229
                                                                       ========

  Interest expense by type of deposit account is summarized in the following table for the periods indicated:

                                                            Year ended June 30
                                                           ---------------------
                                                            2000    1999   1998
                                                           ------- ------ ------
                                                              (In thousands)
   Money market deposits.................................. $ 7,062  6,008  5,022
   Passbook deposits......................................     421    363    351
   NOW and other demand deposits..........................     633    476    336
   Certificates of deposit................................  26,108 22,685 22,429
                                                           ------- ------ ------
                                                           $34,224 29,532 28,138
                                                           ======= ====== ======

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(9) Federal Home Loan Bank Advances

    Federal Home Loan Bank (FHLB) advances are summarized as follows:

                                                                 June 30
                                                            ------------------
                                                              2000      1999
                                                            ---------  -------
                                                             (In thousands)
    FHLB advances, due at various dates through 2009, with
     interest rates from 4.70% to 7.20% and a weighted
     average rate of 6.30% at June 30, 2000 and from 4.70%
     to 6.62% and a weighted average rate of 5.59% at June
     30, 1999.............................................   $290,250  234,700
                                                            =========  =======

    These advances are secured by the Bank's stock in the FHLB, certain MBS and certain mortgage loans aggregating $513.8 million and $370.7 million at June 30, 2000 and 1999, respectively. At June 30, 2000, the amount of additional credit available from the FHLB was $86.9 million.

    The maturities of FHLB advances are as follows (in thousands):

            Year ending June 30:
              2001.............................. $163,100
              2002..............................   47,050
              2003..............................   45,600
              2004..............................    3,250
              2005 and thereafter...............   31,250
                                                 --------
                                                 $290,250
                                                 ========

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

(10) Income Taxes

  Income taxes for the fiscal years ended June 30, 2000, 1999 and 1998 are comprised of the following:

                                                        Federal  State  Total
                                                        -------  -----  ------
                                                           (In thousands)
   Year ended June 30, 2000:
     Current........................................... $7,441   2,447   9,888
     Deferred.......................................... (1,045)   (514) (1,559)
                                                        ------   -----  ------
                                                         6,396   1,933   8,329
                                                        ======   =====  ======
   Year ended June 30, 1999:
     Current...........................................  6,051   1,948   7,999
     Deferred..........................................   (582)     47    (535)
                                                        ------   -----  ------
                                                         5,469   1,995   7,464
                                                        ======   =====  ======
   Year ended June 30, 1998:
     Current...........................................  3,606     778   4,384
     Deferred..........................................    209     704     913
                                                        ------   -----  ------
                                                        $3,815   1,482   5,297
                                                        ======   =====  ======

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  A reconciliation from expected Federal income taxes to consolidated effective income taxes for the periods indicated follows. The statutory Federal income tax rates for June 30, 2000, 1999 and 1998 were 35%, 35% and 34%, respectively.

                                                           Year ended June 30
                                                           --------------------
                                                            2000   1999   1998
                                                           ------  -----  -----
                                                             (In thousands)
   Expected Federal income taxes.......................... $7,028  5,952  4,048
   Increases (decreases) in computed tax resulting from:
     State taxes, net of Federal benefit..................  1,256  1,297    978
     Fair value of ESOP shares over cost..................    251    254    271
     Other, net...........................................   (206)   (39)   --
                                                           ------  -----  -----
                                                           $8,329  7,464  5,297
                                                           ======  =====  =====

  The Bank's tax bad debt reserve balance of approximately $10.9 million as of June 30, 2000, will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to stockholders in excess of the Bank's current and accumulated earnings and profit, a redemption of shares or upon a partial or complete liquidation of the Bank. The Bank does not intend to make distributions to stockholders that would result in recapture of any portion of its bad debt reserve. Since management intends to use the reserve only for the purpose for which it was intended, a deferred tax liability of approximately $3.8 million has not been recorded.

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2000 and 1999 are presented below:

                                                                 2000     1999
                                                                -------  ------
                                                                (In thousands)
   Deferred tax assets:
     Loan valuation allowances................................. $ 3,424   2,610
     State income taxes........................................     993   1,064
     Deferred compensation.....................................     917     880
     Amortization of core deposit..............................     291     325
     Unrealized losses on securities available for sale........      38     --
     Accelerated depreciation..................................       3     212
     Other.....................................................     166     --
                                                                -------  ------
       Total gross deferred tax assets.........................   5,832   5,091
                                                                -------  ------
   Deferred tax liabilities:
     Accrued interest income...................................     --   (1,449)
     Deferred loan fees........................................  (3,388) (3,124)
     FHLB stock dividends......................................  (2,517) (2,135)
     Unrealized gains on securities available for sale.........     --      (26)
     Other.....................................................     --      (53)
                                                                -------  ------
       Total gross deferred tax liabilities....................  (5,905) (6,787)
                                                                -------  ------
       Net deferred tax liability.............................. $   (73) (1,696)
                                                                =======  ======

  Deferred tax assets are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or tax credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include
(1) taxable income in the current year or prior years that is available through carryback, (2) future taxable income, exclusive of the reversal of existing temporary differences, that will result from the reversal of existing taxable temporary differences and (3) future taxable income generated by future operations. In addition, tax planning strategies may be available to accelerate taxable income or deductions, change the character of taxable income or deductions, or switch from tax-exempt to taxable investments so that there will be sufficient taxable income of an appropriate character and in the appropriate periods to allow for realization of the tax benefits. Management believes that the above-described deferred tax assets are more likely than not to be realized and, accordingly, has not established a valuation allowance for the years ended June 30, 2000 and 1999.

  Included in other assets are current taxes receivable of $1.4 million at June 30, 1999.

  Included in other liabilities are current taxes payable of $282,000 and $585,000 at June 30, 2000 and 1999, respectively.

(11) Regulatory Capital and Earnings Per Share

     The Bank is required to maintain certain minimum levels of regulatory capital as set forth by the OTS in capital standards applicable to all thrifts. These capital standards include a core capital requirement, a tangible capital requirement and a risk-based capital requirement. The Bank exceeds all capital requirements at June 30, 2000, as shown in the following table:

                        Tangible capital     Core capital    Risk-based capital
                       ------------------ ------------------ ------------------
                       Amount  Percentage Amount  Percentage Amount  Percentage
                       ------- ---------- ------- ---------- ------- ----------
                                        (Dollars in thousands)
   Actual............. $86,358    7.20%   $86,358    7.20%   $95,999   12.03%
   Required...........  17,979    1.50     47,944    4.00     63,836    8.00
                       -------    ----    -------    ----    -------   -----
   Excess............. $68,379    5.70%   $38,414    3.20%   $32,163    4.03%
                       =======    ====    =======    ====    =======   =====

  The Federal Deposit Corporation Improvement Act of 1991 contains prompt corrective action (PCA) provisions pursuant to which banks and savings institutions are to be classified into one of five categories, based primarily upon capital adequacy, and which require specific supervisory actions as capital levels decrease. The OTS regulations implementing the PCA provisions define the five capital categories. The following table sets forth the definitions of the categories and the Bank's ratios as of June 30, 2000 and 1999:

                                                                   Total                      Core                        Core
                                                                  Capital                   Capital                      Capital
                                                                  to Risk-                  to Risk-                   to Adjusted
                                   Tangible                       Weighted                  Weighted                      Total
   Capital category              Capital Ratio                     Assets                    Assets                      Assets
   ----------------            -----------------                  --------                  --------                   -----------
   Well-capitalized...........               N/A  (greater than or =) 10%   (greater than or =)  6%     (greater than or =)  5%
   Adequately capitalized.....               N/A  (greater than or =)  8%   (greater than or =)  4%     (greater than or =)  4%
   Undercapitalized...........               N/A           (less than) 8%            (less than) 4%              (less than) 4%
   Significantly
    undercapitalized..........               N/A           (less than) 6%            (less than) 3%              (less than) 3%
   Critically
    undercapitalized.......... (less than or =)2%                    N/A                       N/A                         N/A
   Association at June 30,
    2000......................              7.20%                  12.03%                    10.82%                       7.20%
                               =================                   =====                     =====                        ====
   Association at June 30,
    1999......................              7.48%                  12.26%                    11.05%                       7.48%
                               =================                   =====                     =====                        ====

  The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from well-capitalized to adequately capitalized, or to subject an adequately capitalized or undercapitalized institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At June 30, 2000 and 1999, the Bank was a well-capitalized institution. There are no conditions or events that management believes has changed the institution's category under the capital guidelines.

 Dividends

  Savings association subsidiaries of holding companies generally are required to provide their OTS District Director not less than 30 days' advance notice of any proposed declaration of a dividend on the association's stock. Under regulations adopted by the OTS, the insured institution's ability to declare and pay a dividend to its holding company is subject to certain limitations. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized associations. The Bank is considered a well-capitalized institution for purposes of dividend declarations. On May 19, 2000, the Bank declared a $1.0 million dividend payable to the Company based on a $5.0 million total authorization by the Board of Directors of the Bank. No dividends were declared or paid by the Bank in 1999.

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

 Earnings Per Share

  The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

                             For the Year Ended               For the Year Ended                For the Year Ended
                               June 30, 2000                    June 30, 1999                     June 30, 1998
                      -------------------------------- --------------------------------  --------------------------------
                                                 Per-                             Per-                              Per-
                       Earnings      Shares     Share   Earnings      Shares     Share    Earnings      Shares     Share
                      (Numerator) (Denominator) Amount (Numerator) (Denominator) Amount  (Numerator) (Denominator) Amount
                      ----------- ------------- ------ ----------- ------------- ------  ----------- ------------- ------
                                                            (Dollars in thousands)
Basic EPS
Net earnings before
 extraordinary item
 and cumulative
 effect of change in
 accounting
 principle..........    $11,750     5,025,625   $2.34    $9,543      5,392,564   $1.77     $6,610      5,469,646   $1.21
Extraordinary item,
 net of taxes.......        --            --      --        (61)           --    (0.01)       --             --      --
Cumulative effect of
 change in
 accounting
 principle, net of
 taxes..............        --            --      --        162            --     0.03        --             --      --
                        -------     ---------   -----    ------      ---------   -----     ------      ---------   -----
Earnings available
 to common
 stockholders.......    $11,750     5,025,625   $2.34    $9,644      5,392,564   $1.79     $6,610      5,469,646   $1.21
                        =======     =========   =====    ======      =========   =====     ======      =========   =====
Diluted EPS
Net earnings before
 extraordinary item
 and cumulative
 effect of change in
 accounting
 principle..........    $11,750     5,025,625   $2.34    $9,543      5,392,564   $1.79     $6,610      5,469,646   $1.21
                        -------     ---------   -----    ------      ---------   -----     ------      ---------   -----
Options-common stock
 equivalents........                  253,516                          267,787                           325,834
                                    ---------                        ---------                         ---------
Earnings available
 to common
 stockholders plus
 assumed conversions
 before
 extraordinary item
 and cumulative
 effect of change in
 accounting
 principle..........     11,750     5,279,141    2.23     9,543      5,660,351    1.68      6,610      5,795,480    1.14
                        -------     ---------   -----    ------      ---------   -----     ------      ---------   -----
Extraordinary item,
 net of taxes.......        --            --      --        (61)           --    (0.01)       --             --      --
Cumulative effect of
 change in account-
 ing principle, net
 of taxes...........        --            --      --        162            --     0.03        --             --      --
                        -------     ---------   -----    ------      ---------   -----     ------      ---------   -----
Earnings available
 to common stock-
 holders plus as-
 sumed conversions..    $11,750     5,279,141   $2.23    $9,644      5,660,351   $1.70     $6,610      5,795,480   $1.14
                        =======     =========   =====    ======      =========   =====     ======      =========   =====

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(12) Retirement Plans

 Defined Benefit/Cash Balance Plan

  The Bank maintains a noncontributory defined benefit pension plan (the
Plan). Employees become eligible to participate in the Plan upon attaining the age of 21 and completing one year of service during which they have served a minimum of 1,000 hours. Until December 31, 1999, the Plan was an income replacement retirement plan. The benefits were based on years of service and the three consecutive years of employment during which the participant earned the highest compensation. Contributions were intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Effective December 31, 1993, the Plan was frozen for benefit service accrued, and employees hired after November 30, 1992 did not participate in the Plan.

  Due to the December 31, 1993 freezing of participants' years of service credited, the Board of Directors approved the conversion of the Plan into a Cash Balance Plan effective January 1, 2000. Under the provisions of the Cash Balance Plan, a cash balance account is established for each participant at plan entry and increased over time with pay and interest credits. Pay credits are equal to 5.0% of eligible pay and are credited to each participant's cash balance account annually. Interest credits are based on ten-year Treasury Note rates and are credited to a participant's cash balance account quarterly. At termination of employment, a participant (if vested) becomes entitled to receive his or her cash balance account in a single payment or have it converted to a monthly annuity payable for life (or over a joint lifetime with his or her beneficiary) at retirement. Employees are eligible to participate in the Cash Balance Plan upon attaining the age of 21 and completing one year of service during which they have served a minimum of 1,000 hours. Although the Cash Balance Plan is intended to be an ERISA-qualified plan, the Bank has not yet submitted the Cash Balance Plan for approval as such, due to the recent Internal Revenue Service (IRS) moratorium on the consideration of cash balance plans. The Bank has implemented the Cash Balance Plan, effective January 1, 2000, on a provisional basis, and intends to apply for IRS approval as soon as practicable.

  Plan assets, at fair value, are primarily comprised of government obligations and short-term investments.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The following table sets forth the Plan's funded status and amounts recognized in the Bank's consolidated statements of financial condition:

                                                                    June 30
                                                                  -------------
                                                                   2000   1999
                                                                  ------  -----
                                                                      (In
                                                                   thousands)
   Change in Benefit Obligation
   Projected benefit obligation, beginning of year............... $3,620  3,796
   Service cost..................................................    106    --
   Interest cost.................................................    238    206
   Benefits paid.................................................    (95)  (204)
   Plan amendment................................................    447    --
   Actuarial gain................................................   (465)  (178)
                                                                  ------  -----
   Projected benefit obligation, end of year.....................  3,851  3,620
                                                                  ------  -----

   Change in Plan Assets
   Fair value of plan assets, beginning of year..................  3,024  3,402
   Actual return on plan assets..................................     60   (174)
   Benefits paid.................................................    (95)  (204)
                                                                  ------  -----
   Fair value of plan assets, end of year........................  2,989  3,024
                                                                  ------  -----

   Funded Status
   Unrecognized transition asset.................................     (4)    (5)
   Unrecognized prior service cost...............................    352    (94)
   Unrecognized loss.............................................    334    779
                                                                  ------  -----
   Net amount recognized......................................... $ (180)    84
                                                                  ======  =====

   Components of Net Periodic Benefit Cost
   Service cost.................................................. $  106    --
   Interest cost.................................................    238    206
   Expected return on plan assets................................   (176)  (184)
   Amortization of unrecognized transition obligation............     (1)    (1)
   Amortization of unrecognized prior service cost...............      1    (34)
   Amortization of unrecognized loss.............................     96    101
                                                                  ------  -----
   Net periodic benefit cost .................................... $  264     88
                                                                  ======  =====

   Accumulated Benefit Obligation, end of year................... $3,489  3,234
                                                                  ======  =====

   Amounts Recognized in Statement of Financial Condition
   Accrued benefit liability..................................... $ (500)  (210)
   Intangible asset..............................................    320    --
   Accumulated comprehensive income..............................    --     294
                                                                  ------  -----
   Net amount recognized......................................... $ (180)    84
                                                                  ======  =====

  The weighted average discount rates used in determining the actuarial present value of the benefit obligations were 7.75% as of June 30, 2000 and 6.00% as of June 30, 1999. The salary increase assumption was 4.00% as of June 30, 2000 and 1999, respectively.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

 Supplemental Executive Retirement Plan

  The Bank has a supplemental executive defined benefit pension plan covering specified employees. The benefits are based on employee compensation and length of service and are offset by benefits provided by Social Security and the Company's other qualified retirement plans.

  The following table sets forth the Plan's funded status and amounts recognized in the Bank's consolidated statements of financial condition:

                                                                     June 30
                                                                    -----------
                                                                    2000   1999
                                                                    -----  ----
                                                                  (In thousands)
   Change in Benefit Obligation
   Projected benefit obligation, beginning of year................ $ 873   743
   Service cost...................................................    47    79
   Interest cost..................................................    44    48
   Curtailment/Settlement.........................................  (623)  --
   Actuarial loss.................................................    10     2
                                                                   -----  ----
   Projected benefit obligation, end of year......................   351   872
                                                                   -----  ----




   Funded Status
   Unrecognized prior service cost................................   --    256
   Unrecognized gain..............................................   --   (259)
                                                                   -----  ----
   Net amount recognized.......................................... $(351) (875)
                                                                   =====  ====

   Components of Net Periodic Benefit Cost
   Service cost................................................... $  47    79
   Interest cost..................................................    44    48
   Amortization of unrecognized prior service cost................    24    47
   Amortization of unrecognized gain..............................   (88)  (19)
   Effect of Curtailment/Settlement...............................    72   --
                                                                   -----  ----
   Net periodic benefit cost...................................... $  99   155
                                                                   =====  ====

   Accumulated Benefit Obligation, end of year.................... $ 351   413
                                                                   =====  ====

   Amounts Recognized in Statement of Financial Condition
   Accrued benefit liability...................................... $(351) (874)
                                                                   -----  ----
   Net amount recognized.......................................... $(351) (874)
                                                                   =====  ====

  The weighted average discount rates used in determining the actuarial present value of the benefit obligations were 7.75% as of June 30, 2000 and 7.25% as of June 30, 1999. The salary increase assumption was 6.00% as of June 30, 2000 and 1999.

 Retirement Benefit Equalization Plan

  In conjunction with the conversion of the Bank's Defined Benefit Plan into a Cash Balance Plan effective January 1, 2000, the SERP was converted into a Retirement Benefit Equalization Plan (RBEP) for certain employees. The Retirement Benefit Equalization Plan (RBEP) is a supplemental plan to the Cash Balance Plan, 401(k) Plan, and ESOP and is intended to provide certain covered

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES employees with the total amount of retirement income that they would otherwise receive under these plans if not for legislated ceilings in compliance with certain sections of the Internal Revenue Code which limit retirement benefits payable from qualified plans.

  Under the provisions of the RBEP, a cash balance account is established for each participant at plan entry and increased over time with contribution and interest credits. Contribution credits are equal to the amounts not contributed under the qualified plans due to IRS limitations and are credited to each participant's cash balance account annually.

  Interest credits are based on ten-year Treasury Note rates and are credited to a participant's cash balance account quarterly.

  During 2000, the expense for this plan totaled $47,000. As this plan was newly created, there were no expenses for this plan for 1999 or 1998.

 Employee Stock Ownership Plan (ESOP)

  The Company has established an ESOP for all employees who are age 21 or older and have completed one year of service with the Bank during which they have served a minimum of 1,000 hours. The ESOP is internally leveraged and borrowed $3.1 million from the Company to purchase 10% of the outstanding shares of the common stock of Quaker City Bancorp, Inc. issued in the original conversion to common stock ownership. The loan will be repaid principally from the Bank's discretionary contributions to the ESOP. In conjunction with the conversion of the Bank's Defined Benefit Plan into a Cash Balance Plan effective January 1, 2000, and the inclusion of all eligible employees as participants in the Plan, the Board of Directors approved an amendment to the ESOP which allows the loan underlying the ESOP to be reamortized over a longer period of time. ESOP participants will receive essentially the same benefit, but the length of time by which it will be received will be extended from September 2003 to December 2004. At June 30, 2000 and 1999, the outstanding balance on the loan was $1.0 million and $1.3 million, respectively. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after five years of vesting service. Vesting will accelerate upon retirement, death or disability of the participant or in the event of a change in control of the Bank or the Company. Forfeitures will be reallocated among remaining participating employees, in the same proportion as contributions. Benefits may be payable upon death, retirement, early retirement, disability or separation from service. Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the Company reports compensation expense equal to the fair value of the shares allocated, and the allocated shares are considered outstanding for the computation of earnings per share. The expense related to the ESOP totaled $1.0 million, $1.0 million and $1.1 million for the fiscal years ended June 30, 2000, 1999 and 1998, respectively. At June 30, 2000 and 1999, unearned compensation related to the ESOP approximated $1.0 million and $1.3 million, respectively, and is shown as a reduction of stockholders' equity in the accompanying consolidated statements of financial condition.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The table below reflects ESOP activity for the periods indicated:

                                                               Year ended June 30
                                                               ------------------
                                                                 2000      1999
                                                               --------  --------
   Unallocated shares at beginning of period..................  274,922   339,609
   Allocated..................................................  (64,687)  (64,687)
                                                               --------  --------
   Unallocated shares at end of period........................  210,235   274,922
                                                               ========  ========

  The fair value of unallocated ESOP shares totaled $3.2 million and $4.5 million at June 30, 2000 and 1999, respectively.

 401(k) Plan

  Effective July 1, 1997, the Bank implemented a 401(k) plan. Employees become eligible to participate in the Plan upon attaining the age of 21 and completing one year of service during which they have served a minimum of 1,000 hours. The benefits are based on employee compensation. During 2000, 1999 and 1998, the expense for this plan totaled $89,000, $57,000 and $52,000, respectively.

(13) Incentive Plans

 Recognition and Retention Plan (RRP)

  The Bank adopted the RRP as a method of providing officers, employees and nonemployee directors of the Bank with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Bank. The Bank contributed funds to the RRP to enable the trust to acquire, in the aggregate, 4% of the shares of common stock in the conversion. Under the RRP, awards are granted in the form of shares of common stock held by the RRP. These shares represent deferred compensation and have been accounted for as a reduction of stockholders' equity. Shares allocated vest over a period of three to five years commencing on January 1, 1995 and continuing on each anniversary date thereafter. Awards are automatically vested upon a change in control of the Company or the Bank. In the event that before reaching normal retirement, an officer or employee terminates service with the Company or the Bank, that person's nonvested awards are forfeited.

  The expense related to the RRP for the fiscal years ended June 30, 1999 and 1998 was approximately $115,000 and $221,000, respectively. There was no expense related to the RRP for fiscal year ended June 30, 2000. All shares under the RRP were distributed as of January, 1999. Currently, there is no intention to continue this plan.

 Stock Option and Incentive Plans

  In March of 1994 the stockholders of the Company ratified two stock option plans, the 1993 Incentive Stock Option Plan (the Stock Plan) and the 1993 Stock Option Plan for Outside Directors (the Directors' Plan). In fiscal 1998, the stockholders of the Company ratified the 1997 Stock Incentive Plan (the 1997 Stock Plan). All Plans provide for the grant of options at an exercise price equal to the fair market value on the date of grant. The Plans are intended to promote stock ownership by directors and selected officers and employees of the Company to increase their proprietary interest in the success of the Company and to encourage them to remain in the employ of the Company or its subsidiaries. Awards granted under the Plans may include incentive stock options, nonstatutory options, limited rights which are exercisable only upon a change in control of the Bank or the Company, restricted stock, stock appreciation rights and other stock-based benefits.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The Company applies APB Opinion No. 25 and related interpretations for its plans, all of which are fixed stock option plans. Accordingly, the Company did not recognize compensation expense in connection with awards of stock options because the exercise price and the fair market value were the same at the dates of award. Had compensation cost for the Company Plans been recognized based upon the fair value of the options at the grant date consistent with the methodology specified in SFAS No. 123, the Company's net earnings and net earnings per share at June 30, 2000, 1999 and 1998 would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                             Year Ended June 30
                                                             -------------------
                                                              2000   1999  1998
                                                             ------- ----- -----
Net earnings as reported.................................... $11,750 9,644 6,610
Net earnings pro forma......................................  11,318 9,359 6,404
Basic earnings per share as reported........................    2.34  1.79  1.21
Basic earnings per share pro forma..........................    2.25  1.74  1.17
Diluted earnings per share as reported......................    2.23  1.70  1.14
Diluted earnings per share pro forma........................    2.14  1.65  1.10

  The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 were $7.36, $6.69 and $8.42, respectively, on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for fiscal 2000: volatility of 25.12%, no expected dividends, risk free interest rate of 6.33% and an expected life of 8 years. The following weighted-average assumptions were used for fiscal 1999: volatility of 18.54%, no expected dividends, risk-free interest rate of 5.93% and an expected life of 8 years. The following weighted-average assumptions were used for fiscal 1998: volatility of 25.27%, no expected dividends, risk-free interest rate of 5.66%, and an expected life of 10 years. During the initial phase-in period, the effects of applying SFAS No. 123 for these pro forma disclosures are not likely to be representative of the effects on reported income for future years as options vest over several years and additional awards may be made each year.

  The Directors' Plan authorizes the granting of stock options for a total of 161,719 shares of common stock. The Stock Plan authorizes the granting of stock options for a total of 485,156 shares of common stock. All options granted under both plans were granted at an exercise price of $4.80 per share. The aggregate number of shares of common stock outstanding and available for issuance pursuant to the 1997 Stock Plan is 560,465 shares. Options covering a total of 100,257 shares were granted in fiscal 2000 at a weighted average exercise price of $15.70 per share, which was the fair market value on the grant date. Options covering a total of 110,000 shares were granted in fiscal 1999 at a weighted average exercise price of $16.13 per share, which was the fair market value on the grant date. Options covering a total of 181,250 shares were granted in fiscal 1998 at a weighted average exercise price of $16.50 per share, which was the fair market value on the grant date.

  All options granted under the Directors' Plan became fully exercisable January 1, 1995. Each option granted under the Directors' Plan expires upon the earlier of ten years following the date of grant or one year following the date the optionee ceases to be a director. All options granted under the Stock Plan are exercisable in three equal annual installments commencing January 1, 1995 and continuing on each anniversary date thereafter. Each option granted under the Stock Plan expires upon the earlier of ten years following the date of grant or three months following the date on which

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES the employee ceases to perform services for the Bank or the Company, except that in the event of death, disability, retirement or upon a change in control of the Company or the Bank, options may be exercisable for up to one year thereafter or such longer period as determined by the Company. Each option granted under the 1997 Stock Plan expires upon the earlier of ten years following the date of grant or 30 days following the date on which the employee ceases to perform services for the Bank or the Company, except that in the event of death, disability, retirement or upon a change in control of the Company or the Bank, options may be exercisable for up to six months thereafter or such longer period as determined by the Company.

  The table below reflects option activity for the periods indicated:

                                             Year ended June 30
                            --------------------------------------------------------
                                  2000               1999               1998
                            ------------------ ------------------ ------------------
                                     Weighted-          Weighted-          Weighted-
                                      Average            Average            Average
                                     Exercise           Exercise           Exercise
                            Shares     Price   Shares     Price   Shares     Price
                            -------  --------- -------  --------- -------  ---------
   Balance at beginning of
    period................. 674,696    $9.79   613,039   $ 8.26   449,923   $ 4.80
   Granted................. 100,257    15.70   110,000    16.13   181,250    16.50
   Expired................. (10,815)   16.55       --       --        --       --
   Exercised............... (31,470)    4.80   (48,343)    4.80   (18,134)    4.80
                            -------            -------            -------
   Balance at end of
    period................. 732,668    10.71   674,696     9.79   613,039     8.26
                            =======            =======            =======
   Options exercisable..... 568,643     9.24   443,863     6.39   431,789     4.80
                            =======            =======            =======
   Remaining shares
    available for grant.... 187,858              8,085            118,085
                            =======            =======            =======

  The following table summarizes information about stock options outstanding at June 30, 2000:

                                       Options Outstanding            Options Exercisable
                              -------------------------------------- ---------------------
                                Number                     Weighted-   Number    Weighted-
                              Outstanding Weighted-Average  Average  Exercisable  Average
                              at June 30,    Remaining     Exercise  at June 30, Exercise
   Range of Exercise Prices      2000     Contractual Life   Price      2000       Price
   ------------------------   ----------- ---------------- --------- ----------- ---------
   $ 4.80..................     351,976      3.5 years      $ 4.80     351,976    $ 4.80
   $13.375 to $17.85.......     380,692      8.4 years       16.18     216,667     16.46

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(14) Commitments and Contingent Liabilities

  The Company leases certain premises and equipment on a long-term basis. Some of these leases require the Company to pay property taxes and insurance. Lease expense was approximately $730,000, $524,000 and $430,000 in 2000, 1999 and
1998, respectively. Annual minimum lease commitments attributable to long-term operating leases at June 30, 2000 were (in thousands):

   Year ending June 30:
    2001................................................................ $  656
    2002................................................................    648
    2003................................................................    566
    2004................................................................    460
    2005................................................................    437
    Thereafter through 2013.............................................  1,556
                                                                         ------
                                                                         $4,323
                                                                         ======

  At June 30, 2000 and 1999, the Company had approved commitments to originate loans of approximately $15.0 million and $14.0 million, respectively, substantially all of which were for adjustable rate one to four unit residential loans and multifamily residential loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company minimizes its exposure to loss under these commitments by requiring that customers meet certain conditions prior to disbursing funds. The amount of collateral, if any, is based on a credit evaluation of the borrower and generally involves residential real estate.

  At June 30, 2000 and 1999, the Company had $25.5 million and $21.1 million of approved undisbursed lines of credit, respectively.

  At June 30, 2000 and 1999, the Company had commitments to sell loans of $11.2 million and $6.0 million, respectively, for which the related loans are included in loans held for sale. There were commitments to purchase loans of $3.7 million at June 30, 1999 and no commitments to purchase loans at June 30, 2000. The Company had no commitments to sell investment securities or MBS at June 30, 2000 and 1999. There were no commitments to purchase investment securities at June 30, 2000 and 1999.

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

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(15) Loan Servicing and Sale Activities

  Loan servicing and sale activities are summarized as follows:

                                                    At or for the year ended
                                                            June 30
                                                    --------------------------
                                                      2000     1999     1998
                                                    --------  -------  -------
                                                         (In thousands)
  Statement of financial condition information:
   Loans receivable held for sale.................. $ 21,212   17,028    7,507
   Purchased mortgage servicing rights.............      197      215      471
                                                    ========  =======  =======
  Statement of earnings information:
   Loan servicing fees............................. $    974      699      870
   Gain on sale of loans held for sale.............      316      332      175
                                                    ========  =======  =======
  Statement of cash flows information:
   Loans originated for sale....................... $(53,039) (73,674) (41,321)
   Sale of loans held for sale.....................   48,910   63,996   34,324
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

  In addition to retaining the servicing assets for originated loans, the Company may also purchase mortgage servicing assets related to mortgage loans originated by other institutions. At June 30, 2000, the Company had purchased mortgage servicing assets with a book value of $197,000 and originated mortgage servicing assets with a book value of $72,000.

(16) Parent Company Condensed Financial Information

  This information should be read in conjunction with the other notes to the consolidated financial statements. The following are the condensed financial statements for Quaker City Bancorp, Inc. (parent company only) as of June 30, 2000 and 1999 and for the years ended June 30, 2000, 1999 and 1998:

                       Statements of Financial Condition

                                                                    June 30
                                                                 --------------
                                                                  2000    1999
                              Assets                             ------- ------
                                                                 (In thousands)
   Cash........................................................  $   175     38
   Short-term investments......................................      --   7,320
   Investment in subsidiaries..................................   90,554 77,996
   Other assets................................................      835     34
                                                                 ------- ------
                                                                 $91,564 85,388
                                                                 ======= ======
               Liabilities and Stockholders' Equity
   Liabilities--other liabilities..............................  $ 2,530  4,084
   Stockholders' equity........................................   89,034 81,304
                                                                 ------- ------
                                                                 $91,564 85,388
                                                                 ======= ======

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                             Statements of Earnings

                                                          Year ended June 30
                                                          ---------------------
                                                           2000    1999   1998
                                                          -------  -----  -----
                                                            (In thousands)
   Dividend from bank.................................... $ 1,000    --     --
   Interest income.......................................     171    566    660
   Other income..........................................     --     371    --
   Other expense.........................................    (386)  (377)  (373)
   Income taxes..........................................      40   (275)  (148)
                                                          -------  -----  -----
       Earnings before equity in undistributed earnings
        of subsidiaries..................................     825    285    139
   Equity in undistributed earnings of subsidiaries......  10,925  9,359  6,471
                                                          -------  -----  -----
   Net earnings.......................................... $11,750  9,644  6,610
                                                          =======  =====  =====

                            Statements of Cash Flows

                                                       Year ended June 30
                                                     -------------------------
                                                       2000     1999     1998
                                                     --------  -------  ------
                                                         (In thousands)
Cash flows from operating activities:
  Net earnings...................................... $ 11,750    9,644   6,610
  Adjustments to reconcile net earnings to cash
   provided by operating activities:
    Equity in undistributed earnings of
     subsidiaries...................................  (10,925)  (9,359) (6,471)
    Gain on sale of securities available for sale ..      --      (371)    --
    Decrease (increase) in other assets.............     (801)       3      (9)
    Increase (decrease) in other liabilities........   (1,554)   1,297    (837)
    Other...........................................      311      637     266
                                                     --------  -------  ------
      Total adjustments.............................  (12,969)  (7,793) (7,051)
      Net cash provided (used) by operating
       activities...................................   (1,219)   1,851    (441)
                                                     --------  -------  ------
Cash flows from investing activities:
  Proceeds from maturity of investment securities
   held to maturity.................................      --       --    5,000
  Principal payments on MBS held to maturity........      --       --      108
  Sale of investment securities available for sale..      --     1,558     --
                                                     --------  -------  ------
      Net cash provided by investing activities.....      --     1,558   5,108
                                                     --------  -------  ------
Cash flows from financing activities:
  Repurchase and retirement of stock................   (6,143)  (6,566) (1,157)
  Common stock options exercised....................      179      231      87
                                                     --------  -------  ------
      Net cash used in financing activities.........   (5,964)  (6,335) (1,070)
                                                     --------  -------  ------
      Net increase (decrease) in cash and cash
       equivalents..................................   (7,183)  (2,926)  3,597
  Cash and cash equivalents, beginning of year......    7,358   10,284   6,687
                                                     --------  -------  ------
  Cash and cash equivalents, end of year............ $    175    7,358  10,284
                                                     ========  =======  ======

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(17) Quarterly Results of Operations (Unaudited)

                                            Three months ended
                               --------------------------------------------
                                June
                                 30,   March 31, December 31, September 30,
                                2000     2000        1999         1999
                               ------- --------- ------------ -------------
                                 (In thousands, except per share amounts)
Interest income............... $23,211  21,740      20,250       19,335
Interest expense..............  13,838  12,487      11,613       10,976
                               -------  ------      ------       ------
  Net interest income.........   9,373   9,253       8,637        8,359
Provision for losses..........     400     400         400          400
Other income..................   1,343   1,148       1,191        1,060
Other expense.................   5,047   4,954       4,467        4,217
                               -------  ------      ------       ------
  Earnings before income taxes
   ...........................   5,269   5,047       4,961        4,802
Income taxes .................   1,830   2,207       2,180        2,112
                               -------  ------      ------       ------
  Net earnings................ $ 3,439   2,840       2,781        2,690
                               =======  ======      ======       ======
Basic earnings per share...... $  0.70    0.57        0.55         0.52
                               =======  ======      ======       ======
Diluted earnings per share.... $  0.67    0.54        0.52         0.49
                               =======  ======      ======       ======

                                            Three months ended
                               --------------------------------------------
                                June
                                 30,   March 31, December 31, September 30,
                                1999     1999        1998         1998
                               ------- --------- ------------ -------------
                                 (In thousands, except per share amounts)
Interest income............... $18,819  18,295      17,630       17,175
Interest expense..............  10,373   9,908      10,028       10,007
                               -------  ------      ------       ------
  Net interest income.........   8,446   8,387       7,602        7,168
Provision for losses..........     400     500         400          400
Other income..................   1,064   1,011       1,177        1,377
Other expense.................   4,460   4,448       4,539        4,078
                               -------  ------      ------       ------
  Earnings before income taxes
   ...........................   4,650   4,450       3,840        4,067
Income taxes .................   2,043   1,952       1,698        1,771
                               -------  ------      ------       ------
  Net earnings before
   extraordinary item and
   cumulative effect of change
   in accounting principle....   2,607   2,498       2,142        2,296
  Extraordinary item, net of
   taxes......................     --      --          (61)         --
  Cumulative effect of change
   in accounting principle,
   net of taxes...............     --      --          --           162
                               -------  ------      ------       ------
  Net earnings................ $ 2,607   2,498       2,081        2,458
                               =======  ======      ======       ======
Basic earnings per share...... $  0.50    0.47        0.39         0.45
                               =======  ======      ======       ======
Diluted earnings per share.... $  0.47    0.45        0.36         0.42
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

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The following table presents the carrying values and fair values of the Company's financial instruments at the dates indicated:

                                                        June 30
                                          ------------------------------------
                                                 2000               1999
                                          ------------------  ----------------
                                          Carrying   Fair     Carrying  Fair
                                           value     value     value    value
                                          -------- ---------  -------- -------
   ASSETS:
   Cash and due from banks............... $  9,494     9,494  $  7,705   7,705
   Interest-bearing deposits.............      673       673       323     323
   Federal funds sold and other short-
    term investments.....................    3,900     3,900    25,120  25,120
   Investment securities.................   21,863    20,780    11,986  11,320
   Investment securities available for
    sale.................................    9,498     9,498       --      --
   Loans receivable, net.................  990,675 1,005,179   821,190 834,320
   Loans receivable held for sale........   21,212    21,212    17,028  17,028
   Mortgage-backed securities held to
    maturity.............................   85,457    81,378    84,078  81,485
   Mortgage-backed securities available
    for sale.............................   24,404    24,404    15,783  15,783
   Federal Home Loan Bank stock..........   15,607    15,607    12,221  12,221
   LIABILITIES:
   Deposits..............................  808,229   807,607   677,839 676,452
   Federal Home Loan Bank advances.......  290,250   288,567   234,700 234,467
   OFF-BALANCE SHEET:
     Commitments to extend credit........      --        165       --       61
     Unused lines of credit..............      --      1,631       --      135
     Loans sold with recourse (including
      bond loans)........................      --       (960)      --     (314)
                                          ======== =========  ======== =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Incorporated herein by this reference is the information set forth in the sections entitled "DIRECTORS AND EXECUTIVE OFFICERS--Directors" and "-- Executive Officers" and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE contained in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated herein by this reference is the information set forth in the sections entitled "COMPENSATION AND OTHER INFORMATION" and "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" contained in the 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by this reference is the information set forth in the sections entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "SECURITY OWNERSHIP OF MANAGEMENT" contained in the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by this reference is the information set forth in the section entitled "RELATED PARTY TRANSACTIONS" contained in the 2000 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

                                                                           Page
                               Description                                 No.
                               -----------                                 ----
Independent Auditors' Report.............................................. F-2
Consolidated Statements of Financial Condition at June 30, 2000 and 1999.. F-3
Consolidated Statements of Earnings for Each of the Years in the Three-
 Year Period Ended June 30, 2000.......................................... F-4
Consolidated Statements of Comprehensive Income for Each of the Years in
 the Three-Year Period Ended June 30, 2000................................ F-5
Consolidated Statements of Stockholders' Equity for Each of the Years in
 the Three-Year Period Ended June 30, 2000................................ F-6
Consolidated Statements of Cash Flows for Each of the Years in the Three-
 Year Period Ended June 30, 2000.......................................... F-7
Notes to Consolidated Financial Statements................................ F-8

  (a)(2) Financial Statement Schedules

  All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

  (a)(3) Exhibits

 Exhibit
 Number                                Description
 -------                               -----------
  3.1    Certificate of Incorporation of Quaker City Bancorp, Inc.(1)
  3.2    Bylaws of Quaker City Bancorp, Inc.(1)
 10.1    Quaker City Bancorp, Inc. 1993 Incentive Stock Option Plan.*(1)
         Quaker City Bancorp, Inc. 1993 Stock Option Plan for Outside
 10.2     Directors.*(1)
 10.3    Quaker City Federal Savings and Loan Association Recognition and
         Retention Plan for Officers and Employees.*(1)
 10.4    Quaker City Federal Savings and Loan Association Recognition and
         Retention Plan for Outside Directors.*(1)
 10.5    Employment Agreements between Quaker City Bancorp, Inc. and Quaker
         City Federal Savings and Loan Association, respectively, and J.L.
         Thomas as of January 1, 1994 and as amended to September 27, 1994, respectively.*(1)
 10.5.1  Quaker City Federal Savings and Loan Association Three Year Employment
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and J.L. Thomas dated June 23,
         1995.*(2)
 10.5.2  Employment Agreements between Quaker City Bancorp, Inc. and Quaker
         City Federal Savings and Loan Association, respectively, and J.L.
         Thomas as of July 1, 1996.*(3)
 10.5.3  Quaker City Federal Savings and Loan Association Three Year Employment
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and J.L. Thomas dated July 1,
         1997.*(4)
 10.5.4  Quaker City Federal Savings and Loan Association Three Year Employment
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and J. L. Thomas dated July 1,
         1998.*(5)
 10.6    Employment Agreements between Quaker City Bancorp, Inc. and Quaker
         City Federal Savings and Loan Association, respectively, and Frederic
         R. (Rick) McGill as of January 1, 1994 and as amended to September 27,
         1994, respectively.*(1)
 10.6.1  Quaker City Federal Savings and Loan Association Two Year Employment
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Frederic R (Rick) McGill
         dated June 23, 1995.*(2)
 10.6.2  Employment Agreements between Quaker City Bancorp, Inc. and Quaker
         City Federal Savings and Loan Association, respectively, and Frederic
         R. (Rick) McGill as of July 1, 1996.*(3)
 10.6.3  Quaker City Federal Savings and Loan Association Three Year Employment
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Frederic R. McGill dated July
         1, 1997.*(4)
 10.6.4  Quaker City Federal Savings and Loan Association Three Year Employment
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Frederic R. McGill dated July
         1, 1998.*(5)
 10.6.5  Quaker City Federal Savings and Loan Association Three Year Employment
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Frederic R. McGill dated July
         1, 1999.*(6)
 10.6.6  Quaker City Bank Three Year Employment Agreement Renewal and Extension
         Acknowlegment between Quaker City Bank and Frederic R. McGill dated
         July 1, 2000.*
 10.7    Change-in-Control Agreements between Quaker City Bancorp, Inc. and
         Quaker City Federal Savings and Loan Association, respectively, and
         Dwight L. Wilson as of January 1, 1994 and as amended to September 27,
         1994, respectively.*(1)

 Exhibit
 Number                                Description
 -------                               -----------
 10.7.1  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Dwight L. Wilson dated
         September 7, 1995.*(2)
 10.7.2  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Dwight L. Wilson dated July
         1, 1996.*(3)
 10.7.3  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Dwight L. Wilson dated July
         1, 1997.*(4)
 10.7.4  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Dwight L. Wilson dated July
         1, 1998.*(5)
 10.7.5  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Dwight L. Wilson dated July
         1, 1999.*(6)
 10.7.6  Quaker City Bank Change in Control Agreement Renewal and Extension
         Acknowledgment between Quaker City Bank and Dwight L. Wilson dated
         July 1, 2000.*
 10.8    Change-in-Control Agreements between Quaker City Bancorp, Inc. and
         Quaker City Federal Savings and Loan Association, respectively, and
         Harold L. Rams as of January 1, 1994 and as amended to September 27,
         1994, respectively.*(1)
 10.8.1  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Harold Rams dated July 1,
         1995.*(2)
 10.8.2  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Harold Rams dated July 1,
         1996.*(3)
 10.8.3  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Harold Rams dated July 1,
         1997.*(4)
 10.8.4  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Harold Rams dated July 1,
         1998.*(5)
 10.8.5  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Harold Rams dated July 1,
         1999.*(6)
 10.8.6  Quaker City Bank Change in Control Agreement Renewal and Extension
         Acknowledgment between Quaker City Bank and Harold Rams dated July 1,
         2000.*
 10.9    Change-in-Control Agreements between Quaker City Bancorp, Inc. and
         Quaker City Federal Savings and Loan Association, respectively, and
         Kathryn M. Hennigan as of January 1, 1994 and as amended September 27,
         1994, respectively.*(1)
 10.9.1  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Kathryn M. Hennigan dated
         July 1, 1995.*(2)
 10.9.2  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Kathryn M. Hennigan dated
         July 1, 1996.*(3)
 10.9.3  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Kathryn M. Hennigan dated
         July 1, 1997.*(4)

 Exhibit
 Number                               Description
 -------                              -----------
 10.9.4  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Kathryn M. Hennigan dated
         July 1, 1998.*(5)
 10.9.5  Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Kathryn M. Hennigan dated
         July 1, 1999.*(6)
 10.9.6  Quaker City Bank Change in Control Agreement Renewal and Extension
         Acknowledgment between Quaker City Bank and Kathryn M. Hennigan dated
         July 1, 2000.*
 10.10   Change-in-Control Agreements between Quaker City Bancorp, Inc. and
         Quaker City Federal Savings and Loan Association, respectively, and
         Karen A. Tannheimer as of January 1, 1994 and as amended to September
         27, 1994, respectively.*(1)
 10.10.1 Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Karen A. Tannheimer dated
         June 23, 1995.*(2)
 10.10.2 Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Karen A. Tannheimer dated
         July 1, 1996.*(3)
 10.10.3 Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Karen A. Tannheimer dated
         July 1, 1997.*(4)
 10.10.4 Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Karen A. Tannheimer dated
         July 1, 1998.*(5)
 10.10.5 Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Karen A. Tannheimer dated
         July 1, 1999.*(6)
 10.10.6 Quaker City Bank Change in Control Agreement Renewal and Extension
         Acknowledgment between Quaker City Bank and Karen A. Tannheimer dated
         July 1, 2000.*
 10.11   Change-in-Control Agreements between Quaker City Bancorp, Inc. and
         Quaker City Federal Savings and Loan Association, respectively, and
         Robert C. Teeling as of January 1, 1994 and as amended to September
         27, 1994, respectively.*(1)
 10.11.1 Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Robert C. Teeling dated July
         1, 1995.*(2)
 10.11.2 Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Robert C. Teeling dated July
         1, 1996.*(3)
 10.11.3 Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Robert C. Teeling dated July
         1, 1997.*(4)
 10.11.4 Quaker City Federal Savings and Loan Association Change in Control
         Agreement
         Renewal and Extension Acknowledgment between Quaker City Federal
         Savings and
         Loan Association and Robert C. Teeling dated July 1, 1998.*(5)
 10.11.5 Quaker City Federal Savings and Loan Association Change in Control
         Agreement
         Renewal  and Extension Acknowledgment between Quaker City Federal
         Savings and
         Loan Association and Robert C. Teeling dated July 1, 1999.*(6)

 Exhibit
 Number                                Description
 -------                               -----------
 10.11.6 Quaker City Bank Change in Control Agreement Renewal and Extension
         Acknowledgment between Quaker City Bank and Robert C. Teeling dated
         July 1, 2000.*
 10.12   The Quaker City Federal Savings and Loan Association Supplemental
         Executive Retirement Plan.*(1)
 10.13   Quaker City Federal Savings Association Employee Stock Ownership Trust
         Loan and Security Agreement between California Central Trust Bank, as trustee (the "Trustee") and Quaker City Bancorp, Inc. dated as of
         December 30, 1993 and related Promissory Note and Security Agreement
         Re Instruments or Negotiable Documents to be Deposited of the Trustee
         dated December 30, 1993.*(1)
 10.14   Quaker City Bancorp, Inc. 1997 Stock Incentive Plan.*(4)
 10.15   Change in Control Agreements between Quaker City Bancorp, Inc. and
         Quaker City Federal Savings and Loan Association, respectively, and
         Hank H. Kadowaki as of April 1, 1998.*(5)
 10.15.1 Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Hank H. Kadowaki dated July
         1, 1998.*(5)
 10.15.2 Quaker City Federal Savings and Loan Association Change in Control
         Agreement Renewal and Extension Acknowledgment between Quaker City
         Federal Savings and Loan Association and Hank H. Kadowaki dated July
         1, 1999.*(6)
 10.15.3 Quaker City Bank Change in Control Agreement Renewal and Extension
         Acknowledgment between Quaker City Bank and Hank H. Kadowaki dated
         July 1, 2000.*
 10.16   Change in Control Agreements between Quaker City Bancorp, Inc. and
         Quaker City Bank, respectively, and Jerrold S. Perisho as of May 22,
         2000.*
 10.16.1 Quaker City Bank Change in Control Agreement Renewal and Extension
         Acknowledgment between Quaker City Bank and Jerrold S. Perisho dated
         July 1, 2000.*
 10.17   Quaker City Bank Employees Retirement Plan.*
 10.18   Quaker City Bank Retirement Benefit Equalization Plan.*
 11.1    Statement Regarding Computation of Earnings Per Share.
 21      Subsidiaries of Quaker City Bancorp, Inc.
 23      Consent of KPMG LLP.
 27      Financial Data Schedule.

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

(5) Incorporated by reference to the corresponding exhibit to the Registrant's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1998.
(6) Incorporated by reference to the corresponding exhibit to the Registrant's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1999.

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

DATE: September 27, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

    /s/     J. L. Thomas                Chairman of the Board      September 27, 2000
____________________________________
            J. L. Thomas

 /s/  Frederic R. (Rick) McGill        Director, President and     September 27, 2000
____________________________________   Chief Executive Officer
     Frederic R. (Rick) McGill           (Principal Executive
                                               Officer)

  /s/     Dwight L. Wilson              Senior Vice President,     September 27, 2000
____________________________________        Treasurer and
          Dwight L. Wilson             Chief Financial Officer
                                         (Principal Financial
                                               Officer)
                                        (Principal Accounting
                                               Officer)

  /s/    David S. Engelman                     Director            September 27, 2000
____________________________________
         David S. Engelman

  /s/     Alfred J. Gobar                      Director            September 27, 2000
____________________________________
          Alfred J. Gobar

  /s/     Wayne L. Harvey                      Director            September 27, 2000
____________________________________
          Wayne L. Harvey

/s/     David K. Leichtfuss                    Director            September 27, 2000
____________________________________
        David K. Leichtfuss

   /s/    Edward L. Miller                     Director            September 27, 2000
____________________________________
          Edward L. Miller