Form 10-Q
period 2000-09-30
QUAKER CITY BANCORP INC
filed 2000-11-13
CIK 912465

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES   EXCHANGE ACT
     OF 1934

     For the quarterly period ended September 30, 2000
                                    ------------------

                                       OR


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________

                        Commission file number: 0-22528


                           QUAKER CITY BANCORP, INC.
                           -------------------------
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

                        YES [X]         NO [ ]

Number of shares outstanding of the registrant's sole class of common stock at November 7, 2000: 5,091,077.

                           Quaker City Bancorp, Inc.
                                     Index


PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements
         Consolidated Statements of Financial Condition (unaudited) as of
         September 30, 2000 and June 30, 2000..................................     3

         Consolidated Statements of Operations (unaudited) for the Three Months
         Ended September 30, 2000 and 1999.....................................     4

         Consolidated Statements of Comprehensive Income (unaudited) for the Three
         Months Ended September 30, 2000 and 1999..............................     5

         Consolidated Statements of Cash Flows (unaudited) for the Three Months
         Ended September 30, 2000 and 1999.....................................     6

         Notes to Consolidated Financial Statements............................     8

 Item 2. Management's Discussion and Analysis of Financial Condition and Results
         of Operations.........................................................    10

PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K......................................   20


                           Quaker City Bancorp, Inc.
                 Consolidated Statements of Financial Condition
                                   Unaudited
                       (In thousands, except share data)

                                                                           September 30,     June 30,
                                                                               2000            2000
                                                                               ----            ----
Assets
   Cash and due from banks...............................................  $   12,126    $    9,494
   Interest-bearing deposits.............................................         364           673
   Federal funds sold and other short-term investments...................       4,900         3,900
   Investment securities held to maturity................................      23,669        21,863
   Investment securities available for sale..............................       9,311         9,498
   Loans receivable, net.................................................   1,009,445       990,675
   Loans receivable held for sale........................................      27,100        21,212
   Mortgage-backed securities held to maturity...........................      79,986        85,457
   Mortgage-backed securities available for sale.........................      28,279        24,404
   Real estate held for sale.............................................         401           639
   Federal Home Loan Bank stock, at cost.................................      15,880        15,607
   Office premises and equipment, net....................................       7,195         7,130
   Accrued interest receivable and other assets..........................      10,145        11,345
                                                                           ----------    ----------
         Total assets....................................................  $1,228,801    $1,201,897
                                                                           ==========    ==========

Liabilities and Stockholders' Equity
   Deposits..............................................................  $  830,734    $  808,229
   Federal Home Loan Bank advances.......................................     288,750       290,250
   Deferred tax liability................................................          23            73
   Accounts payable and accrued expenses.................................       4,653         5,372
   Other liabilities.....................................................      13,375         9,939
                                                                           ----------    ----------

         Total liabilities...............................................   1,137,535     1,113,863
                                                                           ----------    ----------

Stockholders' equity:
  Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 5,096,077 shares and 5,108,077 at September 30,
      2000 and June 30, 2000, respectively...............................          51            51
   Additional paid-in capital............................................      71,846        71,726
   Accumulated other comprehensive (loss) income.........................        (122)          (52)
   Retained earnings, substantially restricted...........................      20,422        17,318
   Deferred compensation.................................................        (931)       (1,009)
                                                                           ----------    ----------

         Total stockholders' equity......................................      91,266        88,034
                                                                           ----------    ----------

         Total liabilities and stockholders' equity......................  $1,228,801    $1,201,897
                                                                           ==========    ==========

         See accompanying notes to consolidated financial statements.

                           Quaker City Bancorp, Inc.
                     Consolidated Statements of Operations
                                   Unaudited
                     (In thousands, except per share data)

                                                               Three Months Ended
                                                                  September 30,
                                                               2000         1999
                                                               ----         ----
Interest income:
  Loans receivable.........................................   $21,799   $17,182
  Mortgage-backed securities...............................     1,856     1,657
  Investment securities....................................       562       215
  Other....................................................       354       281
                                                              -------   -------
     Total interest income.................................    24,571    19,335
                                                              -------   -------

Interest expense:
  Deposits.................................................    10,430     7,825
  Federal Home Loan Bank advances and other borrowings.....     4,476     3,151
                                                              -------   -------
     Total interest expense................................    14,906    10,976
                                                              -------   -------

  Net interest income before provision for loan losses.....     9,665     8,359

Provision for loan losses..................................       300       400
                                                              -------   -------

  Net interest income after provision for loan losses......     9,365     7,959
                                                              -------   -------
Other income:
  Deposit fees.............................................       529       314
  Loan servicing charges and fees..........................       504       427
  Gain on sale of loans held for sale......................        63       132
  Commissions..............................................       207       177
  Other....................................................        61        10
                                                              -------   -------
     Total other income....................................     1,364     1,060
                                                              -------   -------
Other expense:
  Compensation and employee benefits.......................     2,762     2,422
  Occupancy, net...........................................       730       606
  Federal deposit insurance premiums.......................        88       138
  Data processing..........................................       258       242
  Advertising and promotional..............................       289       183
  Consulting fees..........................................       167       180
  Other general and administrative expense.................       690       626
                                                              -------   -------
     Total general and administrative expense..............     4,984     4,397
  Real estate operations, net..............................         3      (180)
  Amortization of core deposit intangible..................        29        --
                                                              -------   -------
     Total other expense...................................     5,016     4,217
                                                              -------   -------

Earnings before income taxes...............................     5,713     4,802

Income taxes...............................................     2,437     2,112
                                                              -------   -------

Net earnings...............................................   $ 3,276   $ 2,690
                                                              =======   =======

Basic earnings per share...................................     $0.67     $0.52
Diluted earnings per share.................................     $0.64     $0.49

         See accompanying notes to consolidated financial statements.

                           Quaker City Bancorp, Inc.
                Consolidated Statements of Comprehensive Income
                                   Unaudited
                                (In thousands)


                                                                             Three Months Ended
                                                                                September 30,
                                                                              2000        1999
                                                                              ----        ----
Net earnings.........................................................       $3,276      $2,690
Other comprehensive income:
  Unrealized holding loss on securities
   available for sale arising during the period, net of taxes........          (70)       (34)
                                                                            ------     ------
Increase (decrease) in accumulated other
  comprehensive income, net of tax...................................          (70)       (34)
                                                                            ------     ------
  Total comprehensive income.........................................       $3,206     $2,656
                                                                            ======     ======


         See accompanying notes to consolidated financial statements.

                           Quaker City Bancorp, Inc.
                     Consolidated Statements of Cash Flows
                                   Unaudited
                                 (In thousands)

                                                                                         Three Months Ended
                                                                                            September 30,
                                                                                         2000          1999
                                                                                         ----          ----
Cash flows from operating activities:
    Net earnings....................................................................   $   3,276    $   2,690
                                                                                       ---------    ---------

    Adjustments to reconcile net earnings to net cash provided by operating activities:

        Depreciation and amortization...............................................          94          (88)
        Provision for loan losses...................................................         300          400
        Gain on sale of real estate held for sale...................................         (36)        (179)
        Gain on sale of loans held for sale.........................................         (63)        (132)
        Loans originated for sale...................................................     (18,987)     (11,094)
        Proceeds from sale of loans held for sale...................................      13,103       22,556
        Federal Home Loan Bank (FHLB) stock dividend received.......................        (273)        (159)
        Decrease in accrued interest receivable and other assets....................       1,171        1,438
        Increase (decrease) in other liabilities....................................       3,436       (2,030)
        Increase (decrease) in accounts payable and accrued expenses................        (719)          10
        Other.......................................................................         142           52
                                                                                       ---------    ---------
            Total adjustments.......................................................      (1,832)      10,774
                                                                                       ---------    ---------
            Net cash provided by operating activities...............................       1,444       13,464
                                                                                       ---------    ---------

Cash flows from investing activities:
    Loans originated for investment.................................................     (45,804)     (57,540)
    Loans purchased for investment..................................................      (5,966)     (10,835)
    Principal repayments on loans...................................................      33,341       32,842
    Purchases of investment securities held to maturity.............................      (3,944)      (2,925)
    Maturities and principal repayments of investment securities held to maturity...       2,142           --
    Purchases of mortgage-backed securities available for sale......................      (4,964)      (1,750)
    Purchases of mortgage-backed securities held to maturity........................          --       (3,006)
    Principal repayments on mortgage-backed securities held to maturity.............       5,466        2,991
    Principal  repayments on mortgage-backed securities available for sale..........       1,163          720
    Proceeds from sale of real estate held for sale.................................          41        1,822
    Purchase of FHLB stock..........................................................          --         (782)
    Investment in office premises and equipment.....................................        (372)        (266)
                                                                                       ---------    ---------
            Net cash used by investing activities...................................     (18,897)     (38,729)
                                                                                       ---------    ---------
Cash flows from financing activities:
    Increase in deposits............................................................      22,505       14,933
    Proceeds from funding of FHLB advances..........................................     119,400      103,050
    Repayments of FHLB advances.....................................................    (120,900)    (106,200)
    Stock options exercised.........................................................          29           86
    Repurchase of stock.............................................................        (258)      (1,449)
                                                                                       ---------    ---------
            Net cash (used) provided by financing activities........................      20,776       10,420
                                                                                       ---------    ---------
            Increase (decrease) in cash and cash equivalents........................       3,323      (14,845)

Cash and cash equivalents at beginning of period....................................      14,067       33,148
                                                                                       ---------    ---------

Cash and cash equivalents at end of period..........................................   $  17,390    $  18,303
                                                                                       =========    =========

                           Quaker City Bancorp, Inc.
                     Consolidated Statements of Cash Flows
                                  (continued)
                                   Unaudited
                                 (In thousands)


                                                                                Three Months Ended
                                                                                   September 30,
                                                                                2000         1999
                                                                                ----         ----
Supplemental disclosures of cash flow information:
  Interest paid (including interest credited)...............................  $13,796     $11,230
  Cash paid for income taxes................................................    1,000          --
                                                                              =======     =======
Supplemental schedule of noncash investing and financing activities:
  Additions to loans resulting from the sale of real estate acquired through
  foreclosure...............................................................  $   262          --

  Additions to real estate acquired through foreclosure.....................       22         524
                                                                              =======     =======





          See accompanying notes to consolidated financial statements.

Quaker City Bancorp, Inc.
Notes to Consolidated Financial Statements


1. The consolidated statement of financial condition as of September 30, 2000 and the related consolidated statements of operations, comprehensive income and cash flows for the three months ended September 30, 2000 and 1999 are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial condition of Quaker City Bancorp, Inc. (the "Company") as of September 30, 2000 and its results of operations, comprehensive income and cash flows for the three months ended September 30, 2000 and 1999. The results of operations for the unaudited periods are not necessarily indicative of the results of operations to be expected for the entire year of fiscal 2001.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 2000. Certain prior period data may have been reclassified to conform with current period presentation.

2. Earnings per share is reported on both a basic and diluted basis. Basic earnings per share is determined by dividing net earnings by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Calculation of earnings per share can be found in Exhibit 11.1.

3. The Company accounts for derivative instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." A derivative is considered either an asset or liability in the statement of financial position and measured at fair value. If a derivative is designated as a hedging instrument the changes in fair value of the derivative are either (a) recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item or (b) reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a derivative not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change. As of September 30, 2000, the Company has no derivative instruments.

4. In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This Interpretation clarifies issues relating to APB Opinion No. 25, "Accounting for Stock Issues to Employees." FASB Interpretation No. 44 contains information relating to (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the term of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FASB Interpretation No. 44 was effective July 1, 2000. The effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. Management does not believe that the implementation of Interpretation No. 44 will have a material impact on the Company.

5. In September 2000, the FASB issued SFAS No. 140, "Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" as a replacement of SFAS No. 125 effective for disclosures in financial statements issued subsequent to December 15, 2000, and for transactions entered after March 31, 2001. Accordingly, the Company does not expect adoption of the statement will have a material impact on the financial statements.

Quaker City Bancorp, Inc.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Quaker City Bancorp, Inc., incorporated in Delaware, is primarily engaged in the savings and loan business through its wholly owned subsidiary, Quaker City Bank (the "Bank"). At September 30, 2000, the Bank operated fifteen retail banking offices in southern California. During the quarter, the Bank opened its newest retail bank in-store branch located in the Wal-Mart Store in Foothill Ranch, (Orange County) California. The Company now has four "in-store" branches. The Bank is subject to significant competition from other financial institutions, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

The Company is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds primarily in loans secured by multifamily mortgages, one-to-four family residential mortgages, commercial mortgages and mortgage-backed securities ("MBS").


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Total stockholders' equity for the Company was $91.3 million at September 30, 2000, compared to $88.0 million at June 30, 2000. Consolidated assets totaled $1.23 billion at September 30, 2000, an increase of $26.9 million compared to June 30, 2000.

Pursuant to previously announced plans to repurchase Company stock, the Company acquired in the open market 20,000 shares as of November 7, 2000 at an average price of $17.86. Up to 250,000 additional shares can be repurchased in the future under the current Board authorization.

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not currently engage in trading activities. The Company's financial instruments include interest sensitive loans receivable, federal funds sold, MBS, investment securities, FHLB stock, deposits and borrowings. At September 30, 2000, the Company's average interest sensitive assets and interest sensitive liabilities totaled approximately $1.19 billion and $1.09 billion, respectively. The composition of the Company's financial instruments subject to market risk has not changed significantly since June 30, 2000.

Total loans receivable (including loans receivable held for sale) amounted to $1.04 billion at September 30, 2000, compared to $1.01 billion at June 30, 2000. The following table presents loans receivable at the dates indicated:

                                  At September 30,    At June 30,
                                        2000             2000
                                            (In millions)
One-to-four family..............       $  312.1       $  315.7
Multifamily.....................          524.0          505.4
Commercial and land.............          206.2          198.0
Other...........................            9.7            8.2
Unamortized discounts...........           (5.0)          (5.2)
Allowance for loan losses.......          (10.5)         (10.2)
                                       --------       --------
   Total........................       $1,036.5       $1,011.9
                                       ========       ========

Loan originations and purchases totaled $70.8 million for the quarter ended September 30, 2000, compared to $79.5 million for the quarter ended September 30, 1999.

Loan originations and purchases were comprised of the following:

                                           For the three months ended

                                            September 30,      September 30,
                                                2000               1999
                                                ----               ----
                                                      (In millions)
One-to-four family........................        $ 7.8           $18.3
Multifamily...............................         41.6            44.1
Commercial and land.......................         21.4            16.6
Other.....................................           --             0.5
                                                  -----           -----
    Total loans originated and purchased..        $70.8           $79.5
                                                  =====           =====

The decrease in loan production for the three months ended September 30, 2000 as compared to the same period in the previous year is primarily a result of a decrease in one-to-four family loan purchases. At present, the Company expects to continue its focus on one-to-four family and multifamily lending during the current fiscal year.

MBS held to maturity amounted to $80.0 million at September 30, 2000, compared to $85.5 million at June 30, 2000. MBS available for sale amounted to $28.3 million at September 30, 2000, compared to $24.4 million at June 30, 2000.

From time to time the Company has obtained advances from the Federal Home Loan Bank ("FHLB") as an alternative to retail deposit funds. The net repayments of FHLB advances were $1.5 million for the three months ended September 30, 2000. Deposits increased by $22.5 million for the three months ended September 30, 2000. This increase in deposits enabled the Company to fund asset growth during the period.

In addition to FHLB advances and proceeds from increases in customer deposits, other sources of liquidity for the Company include principal repayments on loans and MBS, proceeds from sales of loans held for sale and other cash flows generated from operations. Principal repayments on loans were $33.3 million and $32.8 million for the three months ended September 30, 2000 and 1999, respectively.

Proceeds from loan sales amounted to $13.1 million for the quarter ended September 30, 2000 as compared to $22.6 million for the quarter ended September 30, 1999. At present, the Company's policy is to sell most 30 and 15 year fixed-rate one-to-four family loans as well as certain adjustable-rate one-to-four family loans, multifamily loans, and commercial and industrial loans originated that meet predefined criteria. Loans serviced for others decreased to $296.6 million at September 30, 2000, from $299.1 million at June 30, 2000, primarily due to an increase in loan payoffs.

Savings and loan associations must, by regulation, maintain minimum levels of liquidity as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Bank's average liquidity ratio for the quarters ended September 30, 2000 and 1999 was 4.32% and 4.89%, respectively. Management currently attempts to maintain a liquidity ratio as close to the minimum as possible. Liquidity levels reflect management's strategy to invest excess liquidity in higher yielding interest-earning assets such as loans or MBS.

Sources of capital and liquidity for the Company on a stand alone basis include distributions from the Bank. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2000 and 1999  The Company
----------------------------------------------------------------
recorded net earnings of $3.3 million, $0.64 per diluted share for the quarter ended September 30, 2000. This compares to net earnings of $2.7 million, $0.49 per diluted share for the same quarter last year. The increase in net earnings for the quarter ended September 30, 2000 as compared to September 30, 1999 is primarily a result of an increase in net interest income as discussed below.

Interest Income  Interest income amounted to $24.6 million for the quarter ended
---------------
September 30, 2000 as compared to $19.3 million for the quarter ended September 30, 1999. The increase in interest income is primarily a result of a larger earning asset base. Average earning assets for the current quarter increased to $1.19 billion compared to $992.9 million for the same period last year, a 20% increase. Interest income was further enhanced by an increase in the yield on earning assets, 8.25% compared to 7.79% one year ago.


Interest Expense  Interest expense for the quarter ended September 30, 2000 was
----------------
$14.9 million, compared to $11.0 million for the same quarter in the previous year. The increase in interest expense for the three months ended September 30, 2000 is primarily a result of an increase in the average balance of interest-bearing liabilities together with an increase in the cost of interest-bearing liabilities during the period.

Net Interest Income  Net interest income before provision for loan losses for
-------------------
the quarter ended September 30, 2000 amounted to $9.7 million compared to $8.4 million for the same period last year. The net interest margin for the quarter ended September 30, 2000 was 3.24%, reflecting a thirteen basis point decrease from the same period last year. The decrease in the net interest margin is primarily a result of the increase in the cost of interest-bearing liabilities partially offset by an increase in the yield on interest-earning assets. The increase in net interest income is primarily a result of an increase in the amount of interest-earning assets relative to interest-bearing liabilities in the respective periods.

The following table displays average interest rates on the Company's interest-earning assets and interest-bearing liabilities:

                                                Three month average
                                                -------------------
                                          September 30,    September 30,
                                              2000             1999
                                              ----             ----
Yield on interest-earning assets.........     8.25%            7.79%

Cost of interest-bearing liabilities.....     5.47%            4.92%
                                              ----             ----
Interest rate spread (1).................     2.78%            2.87%
                                              ====             ====
Net interest margin (2)..................     3.24%            3.37%
                                              ====             ====

(1) The interest rate spread represents the difference between the weighted-average rate on interest-earning assets and the weighted average rate on interest-bearing liabilities.

(2) The net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for Loan Losses  The provision for loan losses was reduced to $300,000
-------------------------
for the three months ended September 30, 2000, down $100,000 compared to the same period last year. The allowance for loan losses is maintained at an amount management considers adequate to cover losses on loans receivable which are deemed probable and estimable and is based on management's evaluation of the risks inherent in its loan portfolio and the general economy. A number of factors are considered, including asset classifications, estimated collateral values, local economic conditions, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Company's underwriting policies.

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

The following is a summary of the activity in the allowance for loan losses:


                                               At or for the
                                             Three Months Ended

                                        September 30,   September 30,
                                            2000            1999
                                            ----            ----
                                               (In thousands)
Allowance for loan losses:

  Balance at beginning of period.......      $10,161          $8,684

  Provision for loan losses............          300             400

  Charge-offs..........................           --             (30)

  Recoveries...........................           --              16
                                             -------          ------
  Balance at end of period.............      $10,461          $9,070
                                             =======          ======

Other Income   Other income for the three months ended September 30, 2000 was
------------
$1.4 million compared to $1.1 million for the same period last year. The increase in other income for the three months ended September 30, 2000 was primarily a result of an increase in deposit fees, up $215,000 or 68.5% from the same period last year. The deposit fee growth is the result of a continued program, that began in the second quarter of fiscal 1998, with efforts to attract checking accounts as well as a larger deposit base.

Other Expense   Other expense for the three months ended September 30, 2000 was
-------------
$5.0 million, compared to $4.2 million the same period last year.   The increase
in other expense for the three months ended September 30, 2000 was primarily a result of increased compensation and employee benefits and occupancy expense. These increases are primarily a result of four retail banking branches opened and the purchase of a branch facility and its deposits from another financial institution during

Fiscal 2000. The efficiency ratio for the quarter ended September 30, 2000 improved to 45.19% compared to 47.35% for the same period last year. The efficiency ratio is the measurement of general and administrative expense as a percentage of net interest income and other income, excluding nonrecurring items.

Income Taxes   The Company's effective tax rates were 42.7% and 44.0% for the
------------
quarters ended September 30, 2000 and 1999, respectively. The effective tax rates were comparable to the applicable statutory rates in effect.

ASSET QUALITY

The following table sets forth information regarding nonaccrual loans, troubled debt restructured loans and real estate acquired through foreclosure at the dates indicated:

                                                                    At            At             At
                                                              September 30,    June 30,    September 30,
                                                                  2000           2000          1999
                                                                  ----           ----          ----
                                                                        (Dollars in thousands)
Nonaccrual loans (1):
  Real estate loans:
    One-to-four family....................................         $ 1,585     $ 1,356          $ 3,048
    Multifamily...........................................             743         526               --
    Commercial and land...................................           1,700       1,707            1,797
    Consumer..............................................              --          --              110
                                                                   -------     -------          -------
    Total nonaccrual loans (1)............................           4,028       3,589            4,955
Troubled debt restructured loans..........................             210         211              216
                                                                   -------     -------          -------
    Total nonperforming loans.............................           4,238       3,800            5,171
Real estate acquired through foreclosure..................             401         639            1,800
                                                                   -------     -------          -------
    Total nonperforming assets............................         $ 4,639     $ 4,439          $ 6,971
                                                                   =======     =======          =======

Nonperforming loans as a percentage of gross loans (2)....            0.40%       0.37%            0.59%
Nonperforming assets as a percentage of total assets (3)..            0.38%       0.37%            0.68%
Total allowance for loan losses
    as a percentage of gross loans........................            0.99%       0.99%            1.03%
Total allowance for loan losses as a percentage of total
    nonperforming loans...................................          246.84%     267.39%          175.00%
Total allowance as a percentage of total
    nonperforming assets (4)..............................          225.50%     228.90%          129.81%

(1) Nonaccrual loans are net of specific allowances of $0, $0 and $51,000 at September 30, 2000, June 30, 2000 and September 30, 1999, respectively.
(2) Nonperforming loans are net of specific allowances and include nonaccrual and troubled debt restructured loans. Gross loans include loans held for sale.
(3) Nonperforming assets include nonperforming loans and REO.
(4) Total allowance includes loan and REO valuation allowances.

The Company's nonaccrual policy provides that interest accruals generally are to be discontinued once a loan is past due for a period of 60 days or more. Loans may also be placed on nonaccrual status even though they are less than 60 days past due if management concludes that it is probable that the borrower will not be able to comply with the repayment terms of the loan.

The Company defines nonperforming loans as nonaccrual loans and troubled debt restructured loans (at September 30, 2000, all troubled debt restructured loans were performing according to their restructured terms). Nonperforming loans are reported net of specific allowances. Nonperforming assets are defined as nonperforming loans and real estate acquired through foreclosure.

Nonperforming assets increased to $4.6 million, 0.38% of total assets at September 30, 2000, compared to $4.4 million, 0.37% of total assets at June 30, 2000. The increase in nonperforming assets for the three month period is primarily a result of an increase in nonperforming loans in both the one-to-four family and multifamily categories, offset by a decrease in real estate acquired through foreclosure.

Impaired Loans  A loan is considered impaired when based on current
--------------
circumstances and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Creditors are required to measure impairment of a loan based on any one of the following: (i) the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, (ii) an observable market price or (iii) the fair value of the loan's underlying collateral. The Company measures loan impairment based upon the fair value of the loan's underlying collateral property. Impaired loans exclude large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include all loans with principal balances of less than $300,000. At September 30, 2000, the Company had a gross investment in impaired loans of $1.6 million for which specific valuation allowances of $379,000 had been established.

During the three months ended September 30, 2000, the Company's average investment in impaired loans was $1.6 million. For the three months ended September 30, 2000, income recorded on impaired loans totaled $33,000, substantially all of which was recorded utilizing the cash-basis method of accounting. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. All impaired loans were performing in accordance with their contractual terms at September 30, 2000.


REGULATORY CAPITAL

The OTS' capital regulations include three separate minimum capital requirements for savings institutions subject to OTS supervision. First, the tangible capital requirement mandates that the Bank's stockholders' equity less intangible assets be at least 1.50% of adjusted total assets as defined in the capital regulations. Second, the core capital requirement currently mandates core capital (tangible capital plus qualifying supervisory goodwill) be at least 4.00% of adjusted total assets as defined in the capital regulations. Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital as defined by the OTS be at least 8.00% of risk-weighted assets as prescribed in the capital regulations. The capital regulations assign specific risk weightings to all assets and off-balance sheet items.

The Bank was in compliance with all capital requirements in effect at September 30, 2000, and meets all standards necessary to be considered "well-capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The following table reflects the required and actual regulatory capital ratios of the Bank at the dates indicated:

                                                                    FDICIA
                                                  FIRREA      "Well-capitalized"         Actual           Actual
Regulatory Capital Ratios for Quaker City        Minimum            Minimum         at September 30,    at June 30,
Bank                                           Requirement       Requirement              2000             2000
----                                          ------------       -----------              ----             ----
Tangible capital.........................          1.50%              N/A                 7.31%            7.20%

Core capital to adjusted total assets....          4.00%             5.00%                7.31%            7.20%

Core capital to risk-weighted assets.....           N/A              6.00%               10.83%           10.82%

Total capital to risk-weighted assets....          8.00%            10.00%               12.04%           12.03%

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

                                         Quaker City Bancorp, Inc.

Date: November 13, 2000                  By: /s/ Dwight L. Wilson
      -----------------                      ---------------------------------
                                         Dwight L. Wilson
                                         Senior Vice President,
                                         Treasurer and Chief Financial Officer