Form 10-Q
period 2000-12-31
QUAKER CITY BANCORP INC
filed 2001-02-14
CIK 912465

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2000
                                    -----------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________

                        Commission file number: 0-22528


                           QUAKER CITY BANCORP, INC.
        ---------------------------------------------------------------
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

                        YES [X]         NO [_]

Number of shares outstanding of the registrant's sole class of common stock at February 13, 2001: 5,117,927.

                           Quaker City Bancorp, Inc.
                                     Index


PART  I.    FINANCIAL INFORMATION
Item 1.     Financial Statements

            Consolidated Statements of Financial Condition (unaudited) as of
            December 31, 2000 and June 30, 2000 .....................................  3

            Consolidated Statements of Operations (unaudited) for the Three and Six
            Months Ended December 31, 2000 and 1999 .................................  4

            Consolidated Statements of Comprehensive Income (unaudited) for the Three and Six Months Ended December 31, 2000 and 1999 .........................  5

            Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended
            December 31, 2000 and 1999 ..............................................  6

            Notes to Consolidated Financial Statements ..............................  8

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations .............................................................. 10

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Stockholders ........................  21

Item 6.     Exhibits and Reports on Form 8-K .......................................  21

                           Quaker City Bancorp, Inc.
                 Consolidated Statements of Financial Condition
                                   Unaudited
                       (In thousands, except share data)

                                                                        December 31,     June 30,
                                                                            2000           2000
                                                                            ----           ----
Assets
      Cash and due from banks.......................................     $   12,313   $    9,494
      Interest-bearing deposits.....................................            507          673
      Federal funds sold and other short-term investments...........          3,100        3,900
      Investment securities held to maturity........................         23,592       21,863
      Investment securities available for sale......................          9,521        9,498
      Loans receivable, net.........................................      1,050,012      990,675
      Loans receivable held for sale................................         15,035       21,212
      Mortgage-backed securities held to maturity...................         85,526       85,457
      Mortgage-backed securities available for sale.................         26,994       24,404
      Real estate held for sale.....................................            264          639
      Federal Home Loan Bank stock, at cost.........................         16,145       15,607
      Office premises and equipment, net............................          7,014        7,130
      Accrued interest receivable and other assets..................         10,380       11,345
                                                                         ----------   ----------

           Total assets.............................................     $1,260,403   $1,201,897
                                                                         ==========   ==========

Liabilities and Stockholders' Equity
     Deposits.......................................................     $  853,585   $  808,229
     Federal Home Loan Bank advances................................        297,650      290,250
     Deferred tax liability.........................................            213           73
     Accounts payable and accrued expenses..........................          4,897        5,372
     Other liabilities..............................................          8,946        9,939
                                                                         ----------   ----------

           Total liabilities........................................      1,165,291    1,113,863

     Stockholders' Equity:
     Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 5,096,677 shares and 5,108,077 at December 31,
      2000 and June 30, 2000, respectively..........................             51           51
     Additional paid-in capital.....................................         71,980       71,726
     Accumulated other comprehensive income.........................            140          (52)
     Retained earnings, substantially restricted....................         23,872       17,318
     Deferred compensation..........................................           (931)      (1,009)
                                                                         ----------   ----------

           Total stockholders' equity...............................         95,112       88,034
                                                                         ----------   ----------

           Total liabilities and stockholders' equity...............     $1,260,403   $1,201,897
                                                                         ==========   ==========




          See accompanying notes to consolidated financial statements.

                           Quaker City Bancorp, Inc.
                     Consolidated Statements of Operations
                                   Unaudited
                     (In thousands, except per share data)

                                                              Three Months Ended   Six Months Ended
                                                                 December 31,        December 31,
                                                                2000       1999      2000      1999
                                                                ----       ----      ----      ----
Interest income:
     Loans receivable......................................   $22,615    $17,929   $44,414   $35,111
     Mortgage-backed securities............................     1,845      1,777     3,701     3,434
     Investment securities.................................       563        275     1,125       490
     Other.................................................       415        269       769       550
                                                              -------    -------   -------   -------
        Total interest income..............................    25,438     20,250    50,009    39,585
                                                              -------    -------   -------   -------

Interest expense:
     Deposits..............................................    10,876      8,419    21,306    16,244
     Federal Home Loan Bank advances.......................     4,472      3,194     8,948     6,345
                                                              -------    -------   -------   -------
        Total interest expense.............................    15,348     11,613    30,254    22,589
                                                              -------    -------   -------   -------

     Net interest income before provision for loan losses..    10,090      8,637    19,755    16,996

Provision for loan losses..................................       300        400       600       800
                                                              -------    -------   -------   -------

     Net interest income after provision for loan losses...     9,790      8,237    19,155    16,196
                                                              -------    -------   -------   -------

Other income:
     Deposit fees..........................................       522        347     1,051       661
     Loan service charges and fees.........................       458        534       962       961
     Gain on sale of loans held for sale...................        66         78       129       210
     Commissions...........................................       222        235       429       412
     Other.................................................        27         (3)       88         7
                                                              -------    -------   -------   -------
        Total other income.................................     1,295      1,191     2,659     2,251
                                                              -------    -------   -------   -------

Other expense:
     Compensation and employee benefits....................     2,635      2,518     5,397     4,940
     Occupancy, net........................................       767        818     1,497     1,424
     Federal deposit insurance premiums....................        91        152       179       290
     Data processing.......................................       256        262       514       504
     Advertising and promotional...........................       306        222       595       405
     Consulting fees.......................................       159        157       326       337
     Other general and administrative expense..............       766        593     1,456     1,219
                                                              -------    -------   -------   -------
        Total general and administrative expense...........     4,980      4,722     9,964     9,119
     Real estate operations, net...........................       (17)      (274)      (14)     (454)
     Amortization of core deposit intangible...............        28         19        57        19
                                                              -------    -------   -------   -------
        Total other expense................................     4,991      4,467    10,007     8,684
                                                              -------    -------   -------   -------

     Earnings before income taxes..........................     6,094      4,961    11,807     9,763

Income taxes...............................................     2,555      2,180     4,992     4,292
                                                              -------    -------   -------   -------

Net earnings...............................................   $ 3,539    $ 2,781   $ 6,815   $ 5,471
                                                              =======    =======   =======   =======

Basic earnings per share...................................     $0.72      $0.55     $1.39     $1.07
Diluted earnings per share.................................     $0.68      $0.52     $1.32     $1.01



          See accompanying notes to consolidated financial statements.

                           Quaker City Bancorp, Inc.
                Consolidated Statements of Comprehensive Income
                                   Unaudited
                                 (In thousands)


                                                                    Three Months    Six Months Ended
                                                                     December 31,     December 31,
                                                                    2000    1999      2000   1999
                                                                  ------  ------     -----   ------
Net earnings..................................................... $3,539  $2,781     $6,815  $5,471
Other comprehensive income:
     Unrealized holding gain (loss) on securities
          available for sale arising during the period, net of
          taxes..................................................    262     (54)       192   (88)
Increase (decrease) in accumulated other                           ------  ------     ----- ------
     comprehensive income, net of tax............................    262     (54)       192   (88)
                                                                  ------  ------     ------ ------
     Total comprehensive income.................................. $3,801  $2,727     $7,007 $5,383
                                                                  ======  ======     ====== ======



          See accompanying notes to consolidated financial statements.

                           Quaker City Bancorp, Inc.
                     Consolidated Statements of Cash Flows
                                   Unaudited
                                 (In thousands)

                                                                                        Six Months Ended
                                                                                           December 31,
                                                                                        2000        1999
                                                                                        ----        ----
Cash flows from operating activities:
    Net earnings...................................................................  $   6,815   $   5,471
                                                                                     ---------   ---------
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization..............................................        226        (360)
        Provision for loan losses..................................................        600         800
        Gain on sale of real estate held for sale..................................        (58)       (580)
        Gain on sale of loans held for sale........................................       (129)       (210)
        Loans originated for sale..................................................    (21,677)    (25,825)
        Proceeds from sale of loans held for sale..................................     27,862      33,543
        Federal Home Loan Bank (FHLB) stock dividend received......................       (538)       (328)
        Decrease in accrued interest receivable and other assets...................        907         778
        Decrease in other liabilities..............................................       (993)     (5,705)
        Increase (decrease) in accounts payable and accrued expenses...............       (475)      1,021
        Other......................................................................        392         535
                                                                                     ---------   ---------
            Total adjustments......................................................      6,117       3,669
                                                                                     ---------   ---------
            Net cash provided by operating activities..............................     12,932       9,140
                                                                                     ---------   ---------
Cash flows from investing activities:
    Loans originated for investment................................................    (92,271)   (118,183)
    Loans purchased for investment.................................................    (35,482)    (56,942)
    Principal repayments on loans..................................................     68,535      71,454
    Purchases of investment securities held to maturity............................     (3,944)     (2,925)
    Maturities and principal repayments of investment securities held to maturity..      2,225       2,925
    Purchases of investment securities available for sale..........................         --      (5,000)
    Purchases of mortgage-backed securities available for sale.....................     (4,964)     (7,550)
    Purchases of mortgage-backed securities held to maturity.......................     (7,926)     (8,007)
    Principal repayments on mortgage-backed securities held to maturity............      7,845       6,397
    Principal repayments on mortgage-backed securities available for sale..........      2,696       1,285
    Proceeds from sale of real estate held for sale................................        200       3,506
    Purchase of FHLB stock.........................................................         --      (1,753)
    Investment in office premises and equipment....................................       (485)     (1,385)
                                                                                     ---------   ---------
            Net cash used by investing activities..................................    (63,571)   (116,178)
                                                                                     ---------   ---------
Cash flows from financing activities:
    Increase in deposits...........................................................     45,356      61,281
    Proceeds from funding of FHLB advances.........................................    226,100     247,489
    Repayments of FHLB advances....................................................   (218,700)   (209,550)
    Stock options exercised........................................................         92         103
    Repurchase of stock............................................................       (356)     (3,869)
                                                                                     ---------   ---------
            Net cash provided by financing activities..............................     52,492      95,454
                                                                                     ---------   ---------
            Increase (decrease) in cash and cash equivalents.......................      1,853     (11,584)
Cash and cash equivalents at beginning of period...................................     14,067      33,148
                                                                                     ---------   ---------
Cash and cash equivalents at end of period.........................................  $  15,920   $  21,564
                                                                                     =========   =========

                           Quaker City Bancorp, Inc.
                     Consolidated Statements of Cash Flows
                                  (continued)
                                   Unaudited
                                 (In thousands)


                                                                              Six Months Ended
                                                                                December 31,
                                                                               2000     1999
                                                                               ----     ----
Supplemental disclosures of cash flow information:
  Interest paid (including interest credited)................................ $28,200  $22,954
  Cash paid for income taxes.................................................   5,312    4,229
                                                                              =======  =======
Supplemental schedule of noncash investing and financing activities:
  Additions to loans resulting from the sale of real estate acquired through
  foreclosure................................................................  $  262       --

  Additions to real estate acquired through foreclosure......................      22      700
                                                                              =======  =======


           See accompanying notes to consolidated financial statements.

Quaker City Bancorp, Inc.
Notes to Consolidated Financial Statements


1. The consolidated statements of financial condition as of December 31, 2000 and the related consolidated statements of operations and comprehensive income for the three and six months ended December 31, 2000 and 1999 and the related consolidated statements of cash flows for the six months ended December 31, 2000 and 1999 are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial condition of Quaker City Bancorp, Inc. (the "Company") as of December 31, 2000 and its results of operations and comprehensive income for the three and six months ended December 31, 2000 and 1999 and cash flows for the six months ended December 31, 2000 and 1999. The results of operations for the unaudited periods are not necessarily indicative of the results of operations to be expected for the entire year of fiscal 2001.

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

3. The Company accounts for derivative instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." A derivative is considered either an asset or liability in the statement of financial position and measured at fair value. If a derivative is designated as a hedging instrument, the changes in fair value of the derivative are either (a) recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item or (b) reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a derivative not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change. As of December 31, 2000, the Company has no derivative instruments.

4. In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This Interpretation clarifies issues relating to APB Opinion No. 25, "Accounting for Stock Issues to Employees." FASB Interpretation No. 44 contains information relating to (a) the definition of employee for purposes of applying Opinion 25, (b)
     the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the term of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FASB Interpretation No. 44 was effective July 1, 2000. The effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The implementation of Interpretation No. 44 did not have a material impact on the Company.

5. In September 2000, the FASB issued SFAS No. 140, "Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" as a replacement of SFAS No. 125 effective for disclosures in financial statements issued subsequent to December 15, 2000, and for transactions entered after March 31, 2001. The adoption of the statement is not expected to have a material impact on the financial statements.

Quaker City Bancorp, Inc.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Quaker City Bancorp, Inc., incorporated in Delaware, is primarily engaged in the savings and loan business through its wholly owned subsidiary, Quaker City Bank (the "Bank"). At December 31, 2000, the Bank operated fifteen retail banking offices in southern California, including four "in-store" Wal-Mart branches. Two additional "in-store" Wal-Mart branches are scheduled to open in the quarter ending March 2001, in the communities of Murrieta and south Corona. This will bring the Company's total "in-store" Wal-Mart branches to six. The Bank is subject to significant competition from other financial institutions, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

The Company is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds primarily in loans secured by multifamily mortgages, one-to-four family residential mortgages, commercial real estate mortgages and mortgage-backed securities ("MBS").


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Total stockholders' equity for the Company was $95.1 million at December 31, 2000, compared to $88.0 million at June 30, 2000. Consolidated assets totaled $1.26 billion at December 31, 2000, an increase of $58.5 million compared to June 30, 2000.

Pursuant to plans to repurchase Company stock announced during the first quarter of fiscal 2000, the Company has acquired in the open market 20,000 shares as of February 13, 2001 at an average price of $17.86. Up to 250,000 additional shares can be repurchased under the current Board authorization.

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not currently engage in trading activities. The Company's financial instruments include interest sensitive loans receivable, federal funds sold, MBS, investment securities, FHLB stock, deposits and borrowings. At December 31, 2000, the Company's average interest sensitive assets and interest sensitive liabilities, for both the quarter and year, totaled approximately $1.2 billion and $1.1 billion, respectively. The composition of the Company's financial instruments subject to market risk has not changed significantly since June 30, 2000.

Total loans receivable (including loans receivable held for sale) amounted to $1.07 billion at

December 31, 2000, compared to $1.01 billion at June 30, 2000. The following table presents loans receivable at the dates indicated:

                             At December 31,   At June 30,
                                  2000            2000
                                  ----            ----
                                     (In millions)
One-to-four family................  $  317.5      $  315.7
Multifamily.......................     533.8         505.4
Commercial and land...............     218.7         198.0
Other.............................      10.6           8.2
Unamortized discounts.............      (4.8)         (5.2)
Allowance for loan losses.........     (10.8)        (10.2)
                                    --------      --------
 Total............................  $1,065.0      $1,011.9
                                    ========      ========

Loan originations totaled $49.2 million and loan purchases totaled $29.5 million for the quarter ended December 31, 2000, compared to loan originations of $75.4 million and loan purchases of $46.1 for the quarter ended December 31, 1999. Loan originations totaled $113.9 million and loan purchases totaled $35.5 million for the six months ended December 31, 2000, compared to loan originations of $144.1 million and loan purchases of $56.9 million for the six months ended December 31, 1999.

Loan originations were comprised of the following:

                               For the Three Months Ended      For the Six Months Ended
                               December 31,   December 31,      December 31,   December 31,
                                  2000          1999              2000            1999
                                  ----          ----              ----            ----
                                                    (In millions)
One-to-four family.............  $ 6.7         $ 7.0           $ 14.4           $ 14.5
Multifamily....................   29.8          47.2             65.4             91.3
Commercial and land............   12.5          21.0             33.9             37.9
Other..........................    0.2           0.2              0.2              0.4
                                 -----         -----           ------           ------
     Total loans originated....  $49.2         $75.4           $113.9           $144.1
                                 =====         =====           ======           ======

Loan purchases were comprised of the following:

                             For the Three Months Ended          For the Six Months Ended
                           December 31,      December 31,      December 31,    December 31,
                               2000            1999               2000           1999
                               ----            ----               ----           ----
                                                    (In millions)


One-to-four family............  $13.1         $10.3             $13.1            $21.1
Multifamily...................    1.5          27.1               7.5             27.1
Commercial and land...........   14.9           8.7              14.9              8.7
                                -----         -----             -----            -----
     Total loans purchased....  $29.5         $46.1             $35.5            $56.9
                                =====         =====             =====            =====


The decrease in loan production for the three and six months ended December 31, 2000 as compared to the same periods in the previous year is primarily a result of a decrease in multifamily loan demand.

MBS held to maturity remained relatively unchanged at $85.5 million at December 31, 2000, and at June 30, 2000. Approximately $7.9 million of purchases were off-set by amortization and pay-offs during the six month period. MBS available for sale amounted to $27.0 million at December 31, 2000 compared to $24.4 million at June 30, 2000.

From time to time the Company has obtained advances from the Federal Home Loan Bank ("FHLB") as an alternative to retail deposit funds. The net increase in FHLB advances were $8.9 and $7.4 million for the three and six months ended December 31, 2000, respectively. Deposits increased by $22.9 and $45.4 million for the three and six months ended December 31, 2000, respectively. In addition, while the majority of the Bank's deposits are retail in nature, the Bank accepted $55 million in time deposits from a political subdivision in the fourth quarter of Fiscal 2000. During the three months ended December 31, 2000, the Bank added an additional $10 million in time deposits from this political subdivision. The Bank considers these funds to be wholesale deposits and an alternative borrowing source rather than a customer relationship and their levels are determined by management's decision as to the most economic funding sources. The increase in deposits enabled the Company to fund asset growth during the three months ended December 31, 2000.

In addition to FHLB advances and proceeds from increases in customer deposits, other sources of liquidity for the Company include principal repayments on loans and MBS, proceeds from sales of loans held for sale and other cash flows generated from operations. Principal repayments on loans were $35.2 million and $38.7 million for the three months ended December 31, 2000 and 1999, respectively. Principal repayments on loans were $68.5 million and $71.5 million for the six months ended December 31, 2000 and 1999, respectively.

Proceeds from loan sales amounted to $14.8 million for the quarter ended December 31, 2000 as compared to $10.9 million for the quarter ended December 31, 1999. Proceeds from loan sales amounted to $27.9 million for the six months ended December 31, 2000 as compared to $33.5 million for the same period ended December 31, 1999. The decline in loan sales during the six months ended December 31, 2000 is primarily a result of the decrease in loan production, specifically multifamily. At present, the Company's policy is to sell most 30 and 15 year fixed-rate one-to-four family loans as well as certain adjustable-rate one-to-four family loans, multifamily loans, and commercial and industrial loans originated that meet predefined criteria. Loans serviced for others increased slightly to $303.4 million at December 31, 2000, from $299.1 million at June 30, 2000, primarily due to loan sales of $27.9 million for the six months ended December 31, 2000, offset by principal paydowns.

The Bank, must, by regulation, maintain minimum levels of liquidity as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Bank's average liquidity ratio for the quarters ended December 31, 2000 and 1999 was 4.39% and 5.08%, respectively.

Sources of capital and liquidity for the Company on a standalone basis include distributions from the Bank. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended December 31, 2000 and 1999  The
-----------------------------------------------------------------------
Company recorded net earnings of $3.5 million, $0.68 per diluted share for the quarter ended December 31, 2000. This compares to net earnings of $2.8 million, $0.52 per diluted share for the same quarter last year. The Company recorded net earnings of $6.8 million, $1.32 per diluted share for the six months ended December 31, 2000. This compares to net earnings of $5.5 million, $1.01 per diluted share for the same period last year. The increase in net earnings for the three and six months ended December 31, 2000 as compared to December 31, 1999 is primarily a result of an increase in net interest income as discussed below.

Interest Income  Interest income amounted to $25.4 million for the quarter ended
---------------
December 31, 2000 as compared to $20.3 million for the quarter ended December 31, 1999. Interest income amounted to $50.0 million for the six months ended December 31, 2000 as compared to $39.6 million for the six months ended December 31, 1999. The increase in interest income is primarily a result of a larger earning asset base as well as an increase in the yield on earning assets. Average earning assets for the current quarter increased to $1.208 billion compared to $1.047 billion for the same period last year, a 15.4% increase. Average earning assets for the six months ended December 31, 2000 increased to $1.200 billion compared to $1.020 billion for the same period last year, a 17.6% increase. The yield on earning assets was 8.43% for the quarter ended December 31, 2000 as compared to 7.74% for the quarter ended December 31, 1999. The yield on earning assets was 8.34% for the six months ended December 31, 2000 as compared to 7.77% for the six months ended December 31, 1999. The improvement in the yield on earning assets over the prior quarter and year is the result of improvements in the yield on adjustable rate mortgage loans.

Interest Expense  Interest expense for the quarter ended December 31, 2000 was
----------------
$15.3 million, compared to $11.6 million for the same quarter in the previous year. Interest expense for the six months ended December 31, 2000 was $30.3 million, compared to $22.6 million for the same period in the previous year. The increase in interest expense for the three and six months ended December 31, 2000 is primarily a result of an increase in the average balance of interest-bearing liabilities together with an increase in the cost of interest-bearing liabilities during the period.

Net Interest Income  Net interest income before provision for loan losses for
-------------------
the quarter ended December 31, 2000 amounted to $10.1 million compared to $8.6 million for the same period last year. Net interest income before provision for loan losses for the six months ended December 31, 2000 amounted to $19.8 million compared to $17.0 million for the same period last year. The net interest margin for the three months ended December 31, 2000 was 3.34%, a 4 basis point increase from the same period last year. The net interest margin for the six months ended December 31, 2000 was 3.29%, a four basis point decrease from the same period last year. The decrease in the net interest margin for the six months ended December 31, 2000 was primarily a result of an increase in the cost of interest-bearing liabilities partially offset by an increase in the yield on interest-earning assets. The increase in net interest income is primarily a result of an increase in the amount of interest-earning assets relative to interest-bearing liabilities in the respective periods.

The following table displays average interest rates on the Company's interest-earning assets and interest-bearing liabilities:

                                                Three month average            Six month average
                                                -------------------            -----------------
                                             December 31,   December 31,   December 31,   December 31,
                                                2000           1999           2000           1999
                                                ----           ----           ----           ----
Yield on interest-earning assets.............   8.43%          7.74%          8.34%            7.77%
Cost of interest-bearing liabilities.........   5.56%          4.97%          5.51%            4.95%
                                                ----           ----           ----             ----
Interest rate spread (1).....................   2.87%          2.77%          2.83%            2.82%
                                                ====           ====           ====             ====
Net interest margin (2)......................   3.34%          3.30%          3.29%            3.33%
                                                ====           ====           ====             ====

(1) The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2) The net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for Loan Losses  The Company maintains a valuation allowance for
-------------------------
losses on loans and real estate to provide for losses that the Company's management believes to be inherent in those portfolios. The Company's management evaluates the adequacy of the levels of the loss allowance quarterly as a function of our internal asset review process.

The Company's Internal Asset Review Committee meets monthly to review and determine asset classifications and to recommend any changes to the asset valuation allowance. This Committee is comprised of the Senior Loan Servicing Officer (Chairperson), Chief Executive Officer, Chief Financial Officer, Senior Income Property Lending Officer, Senior Single Family Lending Officer, Assistant Treasurer, Controller, and Internal Auditors of the Company. The Chairperson of the Internal Asset Review Committee reports monthly to the Board of Director's Loan Committee regarding asset quality and the adequacy of valuation allowances.

The Company's management considers various factors when assessing the adequacy of the allowance for loan losses including risk characteristics inherent in the collateral types, asset classifications, estimated collateral values, local economic conditions, historical loan loss experience, and the Company's underwriting policies.

The Company's management currently determines the desired level of the valuation allowance by assigning loans to risk categories based upon the risk inherent to that particular loan product. In order to determine appropriate reserve levels, management has established a valuation matrix similar to that utilized for risk-weighting assets for the calculation of risk-based capital. Loans in higher risk categories are assigned larger amounts of valuation allowance as compared to those in lower risk categories.

Commercial and industrial loans are deemed to have a higher risk characteristic than one-to-four family loans as these loans are considered to involve a high degree of credit risk and to be more vulnerable to adverse conditions in the real estate market and to deteriorating economic conditions. These loans typically involve higher loan principal amounts and the repayment of such loans generally depends on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service.

Multifamily loans with certain risk characteristics are placed in either a moderate or higher risk category. The risk characteristics include the timely payment of principal and interest for a twelve month period, performance status, loan-to-value ratio, debt service ratio, and occupancy ratios. Similar to commercial and industrial loans, multifamily loans are also considered to involve a high degree of credit risk and to be more vulnerable than one-to-four family loans to adverse conditions in the real estate market and to deteriorating economic conditions.

One-to-four family loans are placed in either a moderate or higher risk category depending on their performance status, loan-to-value and whether or not the Company holds the first lien or a junior lien.

In addition to the above, the Company also recognizes impairment on troubled collateral dependent loans by creating specific valuation allowances.

The following table sets forth the Company's allowance for loan losses to total loans and the percentage of loans to total loans in each of the loan types listed:


                                           At December 31, 2000                                      At June 30, 2000
                       ------------------------------------------------------------------     -----------------------------
                                                                           (In thousands)
                                         Percentage          Percentage                       Percentage        Percentage
                                         of                  of Loans                         of                Of Loans
                                         Allowance           in Each                          Allowance         in Each
                                         to Total            Category to                      to Total          Category to
                          Amount         Allowances          Total Loans        Amount        Allowance         Total Loans
                        ---------       -----------          -----------       --------       ---------         -----------
One-to-four family...... $ 2,389              22.20%             29.38%         $ 2,392            23.54%              30.73%

Multifamily.............   5,139              47.76%             49.40%           4,903            48.25%              49.20%

Commercial..............   2,734              25.41%             20.09%           2,620            25.79%              19.13%

Land....................      21               0.19%              0.15%               1             0.01%               0.14%

Other...................     157              1.46%               0.98%             103             1.01%               0.80%

Unallocated.............     321              2.98%                  --             142             1.40%                 --
                             ---              -----              -------        -------           -------            -------
Total allowance for
  loan losses........... $10,761            100.00%              100.00%        $10,161           100.00%            100.00%
                         =======            =======              =======        =======           =======            =======

The provision for loan losses was reduced to $300,000 and $600,000 for the three and six months ended December 31, 2000, from $400,000 and $800,000 for the same period in the prior year. These loan loss provisions reflect the overall increase in the real estate loan portfolio coupled with a recognition of improvement in nonperforming loans.

As a result of the potential weakness in certain real estate markets and other economic factors, increases in the allowance for loan losses may be required in future periods. In addition, the OTS and the Federal Deposit Insurance Corporation ("FDIC"), as an integral part of their examination process, periodically review the Company's allowance for loan losses. There agencies may require the Company to increase the allowance for loan losses based on their judgments of the information available at the time of their examination.

The following is a summary of the activity in the allowance for loan losses:


                                        At or for the               At or for the
                                     Three Months Ended            Six Months Ended
                                  December 31,  December 31,   December 31,    December 31,
                                      2000          1999           2000          1999
                                     -------        ------        -------       ------
                                                        (In thousands)

Balance at beginning of period......   $10,461        $9,070        $10,161      $8,684
Provision for loan losses...........       300           400            600         800
Charge-offs.........................        --           (57)            --         (87)
Recoveries..........................        --            --             --          16
                                       -------        ------        -------      ------
Balance at end of period............   $10,761        $9,413        $10,761      $9,413
                                       =======        ======        =======      ======

The general allowance for loan and real estate losses for the six months ended December 31, 2000 was $10.5 million as compared to $8.9 million for the six months ended December 31, 1999. The general allowance is comprised of allowance factors applied to outstanding loans with no well-defined deficiency. These allowance factors provide for management's best estimate of the inherent risk of loss. The increase in the general allowance is a result of the portfolio growth. The specific allowance for loan and real estate losses for the six months ended December 31, 2000 was $252,000 as compared to $530,000 for the six months ended December 31, 1999. The specific allowance declined mainly due to less non-performing loans. The unallocated portion of the allowance is $321,000 at December 31, 2000 compared to $142,000 at June 30, 2000. Though this unallocated amount increased, it is not a significant component of the overall allowance.

Other Income  Other income for the three months ended December 31, 2000 was $1.3
------------
million as compared to $1.2 million for the same period last year. Other income for the six months ended December 31, 2000 was $2.7 million compared to $2.3 million for the same period last year. Other income has increased for both the quarter and six months ended December 31, 2000 due to an increase in deposit fees due primarily to an increase in fees related to checking accounts. The Company has emphasized checking account growth through marketing during the past several years.

Other Expense   Other expense for the three months ended December 31, 2000
-------------
increased to $5.0 million compared to $4.5 million for the same period last year. Other expense for the six months ended December 31, 2000 was $10.0 million compared to $8.7 million for the same period last year. Other expense for the three month and six months ended December 31, 1999 included net gains on the sale of real estate held for sale of $274,000 and $454,000, respectively. Excluding these gains, there was an increase in other expense primarily as a result of the costs associated with the expansion of the branch network. A retail banking branch was purchased from another financial institution in November of 1999 and four "in-store" Wal-Mart branches were opened, during the period of February to December 2000. Marketing expense was also up from the same period last year, as the Bank continues to pursue deposit growth through advertising and checking account promotions. The efficiency ratio for the quarter ended December 31, 2000 improved to 45.45% compared to 48.43% for the same period last year. The efficiency ratio is the measurement of general and administrative expense as a percentage of net interest income and other income, excluding nonrecurring items.

Income Taxes   The Company's effective tax rates were 41.93% and 43.94% for the
------------
quarters ended December 31, 2000 and 1999, respectively. The Company's effective tax rates were 42.28% and 43.96% for the six months ended December 31, 2000 and 1999, respectively. The effective tax rates were comparable to the applicable statutory rates in effect.


ASSET QUALITY

The following table sets forth information regarding nonaccrual loans, troubled debt restructured loans and real estate acquired through foreclosure at the dates indicated:

                                                                 At           At           At
                                                            December 31,   June 30,   December 31,
                                                                2000         2000         1999
                                                                ----         ----         ----
                                                                    (Dollars in thousands)
Nonaccrual loans (1):
  Real estate loans:
   One-to-four family.........................................   $ 2,698    $ 1,356        $ 2,787
   Multifamily................................................       525        526             --
   Commercial and land........................................        --      1,707          1,721
   Consumer...................................................        45         --            140
                                                                 -------    -------        -------
   Total nonaccrual loans (1).................................     3,268      3,589          4,648
Troubled debt restructured loans..............................        --        211            215
                                                                 -------    -------        -------
    Total nonperforming loans.................................     3,268      3,800          4,863
Real estate acquired through foreclosure......................       264        639            292
                                                                 -------    -------        -------
    Total nonperforming assets................................   $ 3,532    $ 4,439        $ 5,155
                                                                 =======    =======        =======

Nonperforming loans as a percentage of gross loans (2)........      0.30%      0.37%          0.51%
Nonperforming assets as a percentage of total assets (3)......      0.28%      0.37%          0.46%
Total allowance for loan losses
    as a percentage of gross loans............................      1.00%      0.99%          0.99%
Total allowance for loan losses as a percentage of total
    nonperforming loans.......................................    329.28%    267.39%        193.56%
Total allowance as a percentage of total
     nonperforming assets (4).................................    304.67%    228.90%        182.60%

(1) Nonaccrual loans are net of specific allowances of $18,000, $0 and $33,000 at December 31, 2000, June 30, 2000 and December 31, 1999, respectively.
(2) Nonperforming loans are net of specific allowances and include nonaccrual and troubled debt restructured loans. Gross loans include loans held for sale.
(3) Nonperforming assets include nonperforming loans and REO.
(4) Total allowance includes loan and REO valuation allowances.

The Company's nonaccrual policy provides that interest accruals generally are to be discontinued once a loan is past due for a period of 60 days or more. Loans may also be placed on nonaccrual status even though they are less than 60 days past due if management concludes that it is probable that the borrower will not be able to comply with the repayment terms of the loan.

The Company defines nonperforming loans as nonaccrual loans and troubled debt restructured loans. Nonperforming loans are reported net of specific allowances. Nonperforming assets are defined as nonperforming loans and real estate acquired through foreclosure.

Nonperforming assets decreased to $3.5 million, 0.28% of total assets at December 31, 2000, compared to $4.4 million, 0.37% of total assets at June 30, 2000. The decrease in nonperforming assets for the six month period is primarily a result of the pay-off of one $1.7 million commercial loan.

Classified loans decreased to $9.6 million at December 31, 2000, compared to $11.2 million at June 30, 2000. This is primarily the result of improvement in real estate values in southern California.

Impaired Loans  A loan is considered impaired when based on current
--------------
circumstances and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Creditors are required to measure impairment of a loan based on any one of the following: (i) the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, (ii) an observable market price or (iii) the fair value of the loan's underlying collateral. The Company measures loan impairment based upon the fair value of the loan's underlying collateral property. Impaired loans exclude large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include all loans with principal balances of less than $300,000. At December 31, 2000, the Company had a gross investment in impaired loans of $676,000 for which specific valuation allowances of $149,000 had been established.

The Company's average investment in impaired loans for the three and six months ended December 31, 2000 was $1.3 million and $1.5 million, respectively. For both the three and six months ended December 31, 1999, the Company's average investment in impaired loans was $1.7 million. For the three and six months ended December 31,2000, income recorded on impaired loans totaled $27,000 and $60,000, substantially all of which was recorded utilizing the cash-basis method
of accounting.   For the three and six months ended December 31, 1999, income recorded on impaired loans totaled $32,000 and $63,000, substantially all of which was recorded utilizing the cash-basis method of accounting. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. All impaired loans were performing in accordance with their contractual terms at December 31, 2000.


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

The Bank was in compliance with all capital requirements in effect at December 31, 2000, and meets all standards necessary to be considered "well-capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The following table reflects the required and actual regulatory capital ratios of the Bank at the dates indicated:

                                                                 FDICIA
                                                FIRREA     "Well-capitalized"        Actual          Actual
Regulatory Capital Ratios for Quaker City      Minimum           Minimum        at December 31,   at June 30,
Bank                                         Requirement      Requirement            2000             2000
----                                         -----------   ------------------        -----            -----
Tangible capital.............................   1.50%                 N/A              7.43%         7.20%
Core capital to adjusted total assets........   4.00%                5.00%             7.43%         7.20%
Core capital to risk-weighted assets.........    N/A                 6.00%            11.18%        10.82%
Total capital to risk-weighted assets........   8.00%               10.00%            12.43%        12.03%

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

                          Part II.  Other Information


Item 4.  Submission of Matters to a Vote of Stockholders
         -----------------------------------------------

         At the Annual Meeting of Stockholders of the Company held on November 15, 2000, the following were approved:

         Election of the following nominees as directors of the Company:

               (1) Wayne L. Harvey was elected by a vote of 4,135,712 for, none against, with 32,899 abstentions.

               (2) Edward L. Miller was elected by a vote of 4,109,706 for, none against, with 58,905 abstentions.

               (3) J.L. Thomas was elected by a vote of 3,800,141 for, none against, with 368,470 abstentions.


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

                                           Quaker City Bancorp, Inc.

Date: February 14, 2001                    By: /s/ Dwight L. Wilson
      -----------------                        --------------------
                                           Dwight L. Wilson
                                           Senior Vice President,
                                           Treasurer and Chief Financial Officer