Form 10-Q
period 2001-03-31
QUAKER CITY BANCORP INC
filed 2001-05-15
CIK 912465

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 2001
                                    --------------

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

                        YES [X]       NO [_]

Number of shares outstanding of the registrant's sole class of common stock at May 10, 2001: 5,130,927.

                           Quaker City Bancorp, Inc.
                                     Index

PART  I.    FINANCIAL INFORMATION

Item  1.    Financial Statements

            Consolidated Statements of Financial Condition (unaudited) as of
            March 31, 2001 and June 30, 2000.........................................     3

            Consolidated Statements of Operations (unaudited) for the Three and
            Nine Months Ended March 31, 2001 and 2000................................     4

            Consolidated Statements of Comprehensive Income (unaudited) for the
            Three and Nine Months Ended March 31, 2001 and 2000......................     5

            Consolidated Statements of Cash Flows (unaudited) for the Nine Months
            Ended March 31, 2001 and 2000............................................     6

            Notes to Consolidated Financial Statements...............................     8

Item  2.    Management's Discussion and Analysis of Financial Condition and Results
            of Operations............................................................    10

PART II.    OTHER INFORMATION

Item  5.    Other Information........................................................    23

Item  6.    Exhibits and Reports on Form 8-K.........................................    23

                           Quaker City Bancorp, Inc.
                Consolidated Statements of Financial Condition
                                   Unaudited
                       (In thousands, except share data)

                                                                               March 31,     June 30,
                                                                                  2001         2000
                                                                                  ----         ----
ASSETS
  Cash and due from banks..................................................    $   13,643   $    9,494
  Interest-bearing deposits................................................           518          673
  Federal funds sold and other short-term investments......................         5,700        3,900
  Investment securities held to maturity...................................        17,410       21,863
  Investment securities available for sale.................................         9,641        9,498
  Loans receivable, net....................................................     1,114,319      990,675
  Loans receivable held for sale...........................................         6,731       21,212
  Mortgage-backed securities held to maturity..............................        82,057       85,457
  Mortgage-backed securities available for sale............................        28,728       24,404
  Real estate held for sale................................................            88          639
  Federal Home Loan Bank stock, at cost....................................        16,413       15,607
  Office premises and equipment, net.......................................         7,241        7,130
  Accrued interest receivable and other assets.............................        10,833       11,345
                                                                               ----------   ----------
       Total assets........................................................    $1,313,322   $1,201,897
                                                                               ==========   ==========

Liabilities and Stockholders' Equity
  Deposits.................................................................    $  887,200   $  808,229
  Federal Home Loan Bank advances..........................................       308,000      290,250
  Deferred tax liability...................................................           369           73
  Accounts payable and accrued expenses....................................         5,282        5,372
  Other liabilities........................................................        12,464        9,939
                                                                               ----------   ----------
       Total liabilities...................................................     1,213,315    1,113,863

  Stockholders' Equity:
  Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 5,120,927 shares and 5,108,077 at March 31,
     2001 and June 30, 2000, respectively..................................            51           51
  Additional paid-in capital...............................................        72,614       71,726
  Accumulated other comprehensive income (loss)............................           355          (52)
  Retained earnings, substantially restricted..............................        27,841       17,318
  Deferred compensation....................................................          (854)      (1,009)
                                                                               ----------   ----------
       Total stockholders' equity..........................................       100,007       88,034
                                                                               ----------   ----------
       Total liabilities and stockholders' equity..........................    $1,313,322   $1,201,897
                                                                               ==========   ==========

         See accompanying notes to consolidated financial statements.

                           Quaker City Bancorp, Inc.
                     Consolidated Statements of Operations
                                   Unaudited
                     (In thousands, except per share data)


                                                                         Three Months Ended             Nine Months Ended
                                                                              March 31,                      March 31,
                                                                           2001       2000               2001        2000
                                                                           ----       ----               ----        ----
Interest income:
     Loans receivable...............................................     $24,135    $19,348            $68,549     $54,459
     Mortgage-backed securities.....................................       1,933      1,809              5,634       5,243
     Investment securities..........................................         517        325              1,642         815
     Other..........................................................         340        258              1,109         808
                                                                         -------    -------            -------     -------
        Total interest income.......................................      26,925     21,740             76,934      61,325
                                                                         -------    -------            -------     -------

Interest expense:
     Deposits.......................................................      11,182      8,534             32,488      24,778
     Federal Home Loan Bank advances................................       4,564      3,953             13,512      10,298
                                                                         -------    -------            -------     -------
        Total interest expense......................................      15,746     12,487             46,000      35,076
                                                                         -------    -------            -------     -------

     Net interest income before provision for loan losses...........      11,179      9,253             30,934      26,249

Provision for loan losses...........................................         200        400                800       1,200
                                                                         -------    -------            -------     -------

Net interest income after provision for loan losses.................      10,979      8,853             30,134      25,049
                                                                         -------    -------            -------     -------

Other income:
     Deposit fees...................................................         641        415              1,692       1,076
     Loan service charges and fees..................................         491        426              1,453       1,387
     Gain on sale of loans held for sale............................         109         39                238         249
     Commissions....................................................         164        226                593         638
     Other..........................................................          82         42                170          49
                                                                         -------    -------            -------     -------
        Total other income..........................................       1,487      1,148              4,146       3,399
                                                                         -------    -------            -------     -------

Other expense:
     Compensation and employee benefits.............................       3,002      2,751              8,399       7,691
     Occupancy, net.................................................         777        705              2,274       2,129
     Federal deposit insurance premiums.............................          96         83                275         373
     Data processing................................................         281        261                795         765
     Advertising and promotional....................................         334        300                929         705
     Consulting fees................................................         230        212                556         549
     Other general and administrative expense.......................         747        704              2,203       1,923
                                                                         -------    -------            -------     -------
        Total general and administrative expense....................       5,467      5,016             15,431      14,135
     Real estate operations, net....................................         (22)       (91)               (36)       (545)
     Amortization of core deposit intangible........................          29         29                 86          48
                                                                         -------    -------            -------     -------
        Total other expense.........................................       5,474      4,954             15,481      13,638
                                                                         -------    -------            -------     -------

     Earnings before income taxes...................................       6,992      5,047             18,799      14,810

Income taxes........................................................       3,023      2,207              8,015       6,499
                                                                         -------    -------            -------     -------
Net earnings........................................................     $ 3,969    $ 2,840            $10,784     $ 8,311
                                                                         =======    =======            =======     =======

Basic earnings per share............................................     $  0.80    $  0.57            $  2.20     $  1.64
Diluted earnings per share..........................................     $  0.76    $  0.54            $  2.08     $  1.56

         See accompanying notes to consolidated financial statements.

                           Quaker City Bancorp, Inc.
                Consolidated Statements of Comprehensive Income
                                   Unaudited
                                (In thousands)

                                                                              Three Months Ended      Nine Months Ended
                                                                                    March 31,              March 31,
                                                                               2001         2000        2001        2000
                                                                               ----         ----        ----        ----
Net earnings...........................................................      $3,969       $2,840     $10,784      $8,311
Other comprehensive income:

     Unrealized holding gain (loss) on securities
          available for sale arising during the period, net of
           taxes.......................................................         215         (119)        407        (207)
                                                                             -------      ------     -------      ------
Increase (decrease) in accumulated other
     comprehensive income, net of tax..................................         215         (119)        407        (207)
                                                                             -------      ------     -------      ------
     Total comprehensive income........................................      $4,184       $2,721     $11,191      $8,104
                                                                             ======       ======     =======      ======

         See accompanying notes to consolidated financial statements.

                           Quaker City Bancorp, Inc.
                     Consolidated Statements of Cash Flows
                                   Unaudited
                                (In thousands)

                                                                                       Nine Months Ended
                                                                                           March 31,
                                                                                       2001        2000
                                                                                       ----        ----
Cash flows from operating activities:
  Net earnings.................................................................    $  10,784   $   8,311
                                                                                   ---------   ---------
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization.............................................         275         (320)
     Provision for loan losses.................................................         800        1,200
     Gain on sale of real estate held for sale.................................         (87)        (679)
     Gain on sale of loans held for sale.......................................        (238)        (249)
     Loans originated for sale.................................................     (26,831)     (32,229)
     Proceeds from sale of loans held for sale.................................      41,326       40,897
     Federal Home Loan Bank (FHLB) stock dividend received.....................        (806)        (514)
     Decrease in accrued interest receivable and other assets..................         426        1,224
     Increase (decrease) in other liabilities..................................       2,525       (3,354)
     Increase  (decrease) in accounts payable and accrued expenses.............         (90)       1,012
     Other.....................................................................       1,282        1,718
                                                                                  ---------    ---------
       Total adjustments.......................................................      18,582        8,706
                                                                                  ---------    ---------
       Net cash provided by operating activities...............................      29,366       17,017
                                                                                  ---------    ---------
Cash flows from investing activities:
  Loans originated for investment..............................................    (134,341)    (164,811)
  Loans purchased for investment...............................................    (105,484)     (65,904)
  Principal repayments on loans................................................     115,965       98,333
  Purchases of investment securities held to maturity..........................      (3,944)      (9,826)
  Maturities and principal repayments of investment securities held to maturity       8,413        2,925
  Purchases of investment securities available for sale........................          --       (9,500)
  Purchases of mortgage-backed securities available for sale...................      (8,005)      (7,550)
  Purchases of mortgage-backed securities held to maturity.....................     (16,447)      (9,028)
  Principal repayments on mortgage-backed securities held to maturity..........      19,822        8,486
  Principal repayments on mortgage-backed securities available for sale........       4,261        1,896
  Proceeds from sale of real estate held for sale..............................         461        3,827
  Purchase of FHLB stock.......................................................          --       (1,872)
  Investment in office premises and equipment..................................      (1,084)      (1,704)
                                                                                  ---------    ---------
       Net cash used by investing activities...................................    (120,383)    (154,728)
                                                                                  ---------    ---------
Cash flows from financing activities:
  Increase in deposits.........................................................      78,971       66,392
  Proceeds from funding of FHLB advances.......................................     329,350      378,589
  Repayments of FHLB advances..................................................    (311,600)    (325,150)
  Stock options exercised......................................................         446          117
  Repurchase of stock..........................................................        (356)      (5,817)
                                                                                  ---------    ---------
       Net cash provided by financing activities...............................      96,811      114,131
                                                                                  ---------    ---------
       Increase (decrease) in cash and cash equivalents........................       5,794      (23,580)
Cash and cash equivalents at beginning of period...............................      14,067       33,148
                                                                                  ---------    ---------
Cash and cash equivalents at end of period.....................................   $  19,861    $   9,568
                                                                                  =========    =========

                           Quaker City Bancorp, Inc.
                     Consolidated Statements Of Cash Flows
                                  (continued)
                                   Unaudited
                                (In thousands)


                                                                                  Nine Months Ended
                                                                                      March 31,
                                                                                  2001       2000
                                                                                  ----       ----
Supplemental disclosures of cash flow information:
  Interest paid (including interest credited) ...............................    $44,743     $35,469
  Cash paid for income taxes ................................................      8,262       6,394
                                                                                 =======     =======
Supplemental schedule of noncash investing and financing activities:
  Additions to loans resulting from the sale of real estate acquired through
  foreclosure ...............................................................    $   262          --
  Additions to real estate acquired through foreclosure .....................         78         979
                                                                                 =======     =======

         See accompanying notes to consolidated financial statements.

Quaker City Bancorp, Inc.
Notes to Consolidated Financial Statements


1. The consolidated statements of financial condition as of March 31, 2001 and the related consolidated statements of operations and comprehensive income for the three and nine months ended March 31, 2001 and 2000 and the related consolidated statements of cash flows for the nine months ended March 31, 2001 and 2000 are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial condition of Quaker City Bancorp, Inc. (the "Company") as of March 31, 2001 and its results of operations and comprehensive income for the three and nine months ended March 31, 2001 and 2000 and cash flows for the nine months ended March 31, 2001 and 2000. The results of operations for the unaudited periods are not necessarily indicative of the results of operations to be expected for the entire year of fiscal 2001.

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

2. Earnings per share is reported on both a basic and diluted basis. Basic earnings per share is determined by dividing net earnings by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Calculation of earnings per share can be found in Exhibit 11.1 to this Quarterly Report on Form 10-Q.

3. The Company accounts for derivative instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." A derivative is considered either an asset or liability in the statement of financial position and measured at fair value. If a derivative is designated as a hedging instrument, the changes in fair value of the derivative are either (a) recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item or (b) reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a derivative not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change. As of March 31, 2001, the Company has no derivative instruments.

4. In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This Interpretation clarifies issues relating to APB Opinion No. 25, "Accounting for Stock Issues to Employees." FASB Interpretation No. 44 contains information relating to (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the term of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FASB Interpretation No. 44 became effective July 1, 2000. The effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The implementation of Interpretation No. 44 did not have a material impact on the Company.

5. In September 2000, the FASB issued SFAS No. 140, "Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" as a replacement of SFAS No. 125 effective for disclosures in financial statements issued subsequent to December 15, 2000, and for transactions entered into after March 31, 2001. The adoption of the statement did not have a material impact on the financial statements.

Quaker City Bancorp, Inc.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Quaker City Bancorp, Inc., incorporated in Delaware, is primarily engaged in the savings and loan business through its wholly owned subsidiary, Quaker City Bank (the "Bank"). At March 31, 2001, the Bank operated seventeen retail banking offices in southern California, including six "in-store" Wal-Mart branches. Two "in-store" Wal-Mart branches were opened in the quarter ended March 2001, in the communities of Murrieta and South Corona. The Bank is subject to significant competition from other financial institutions, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

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


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Total stockholders' equity for the Company was $100.0 million at March 31, 2001, compared to $88.0 million at June 30, 2000. Consolidated assets totaled $1.3 billion at March 31, 2001, an increase of $111.4 million compared to June 30, 2000.

Pursuant to plans to repurchase Company stock, the Company has acquired in the open market 20,000 shares as of May 11, 2001 at an average price of $17.86, during Fiscal 2001. Up to 250,000 additional shares can be repurchased under the current Board authorization.

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not currently engage in trading activities. The Company's financial instruments include interest sensitive loans receivable, federal funds sold, MBS, investment securities, FHLB stock, deposits and borrowings. The Company's average interest sensitive assets totaled approximately $1.3 billion and $1.2 billion, respectively, for both the three and nine months ended March 31, 2001. Interest sensitive liabilities totaled approximately $1.2 billion and $1.1 billion, respectively. The composition of the Company's financial instruments subject to market risk has not changed materially since June 30, 2000.

Total loans receivable (including loans receivable held for sale) amounted to $1.12 billion at March

31, 2001, compared to $1.01 billion at June 30, 2000. The following table presents loans receivable at the dates indicated:


                                            At March 31,   At June 30,
                                                2001          2000
                                                ----          ----
                                                 (In millions)
  One-to-four family...................       $  341.0      $  315.7
  Multifamily..........................          542.5         505.4
  Commercial and land..................          244.1         198.0
  Other................................            8.9           8.2
  Unamortized discounts................           (4.6)         (5.2)
  Allowance for loan losses............          (10.9)        (10.2)
                                              --------      --------
   Total...............................       $1,121.0      $1,011.9
                                              ========      ========

Loan originations totaled $47.3 million and loan purchases totaled $70.0 million for the quarter ended March 31, 2001, compared to loan originations of $52.9 million and loan purchases of $9.0 million for the quarter ended March 31, 2000. Loan originations, including loans originated for sale, totaled $161.2 million and loan purchases totaled $105.5 million for the nine months ended March 31, 2001, compared to loan originations of $197.0 million and loan purchases of $65.9 million for the nine months ended March 31, 2000.

Loan originations were comprised of the following:

                                     For the Three Months Ended     For the Nine Months Ended
                                      March 31,      March 31,       March 31,      March 31,
                                        2001           2000            2001           2000
                                        ----           ----            ----           ----
                                                             (In millions)
One-to-four family................          $ 7.5          $ 5.5          $ 21.9         $ 20.0
Multifamily.......................           31.1           31.6            96.5          122.9
Commercial and land...............            8.5           15.8            42.4           53.7
Other.............................            0.2            0.0             0.4            0.4
                                            -----          -----          ------         ------
   Total loans originated.........          $47.3          $52.9          $161.2         $197.0
                                            =====          =====          ======         ======

Loan purchases were comprised of the following:

                                            For the Three Months Ended      For the Nine Months Ended
                                             March 31,      March 31,        March 31       March 31,
                                               2001           2000             2001           2000
                                               ----           ----             ----           ----
                                                                  (In millions)
One-to-four family .......................       $35.2           $5.0         $ 48.3            $26.1
Multifamily ..............................         5.4            1.0           12.9             28.1
Commercial and land ......................        29.4            3.0           44.3             11.7
                                                 -----           ----         ------            -----
   Total loans purchased .................       $70.0           $9.0         $105.5            $65.9
                                                 =====           ====         ======            =====


The decrease in loan originations for the three and nine months ended March 31, 2001 as compared to the same periods in the previous year is primarily a result of increased competition and a decrease in multifamily loan demand.

MBS held to maturity totaled $82.1 million at March 31, 2001, compared to $85.5 million at June 30, 2000. Approximately $16.4 million of purchases were off-set by $19.8 million in amortization and pay-offs during the nine month period. MBS available for sale amounted to $28.7 million at March 31, 2001 compared to $24.4 million at June 30, 2000.

From time to time the Company has obtained advances from the Federal Home Loan Bank ("FHLB") as an alternative to retail deposit funds. The net increase in FHLB advances were $10.4 and $17.8 million for the three and nine months ended March 31, 2001, respectively. Deposits increased by $33.6 and $79.0 million for the three and nine months ended March 31, 2001, respectively. In addition, while the majority of the Bank's deposits are retail in nature, the Bank accepted $55.0 million in time deposits from a political subdivision in the fourth quarter of Fiscal 2000. During the three months ended December 31, 2000, the Bank added an additional $10.0 million in time deposits from this political subdivision. The Bank considers these funds to be wholesale deposits and an alternative borrowing source rather than a customer relationship and their levels are determined by management's decision as to the most economic funding sources.

In addition to FHLB advances and proceeds from increases in customer deposits, other sources of liquidity for the Company include principal repayments on loans and MBS, proceeds from sales of loans held for sale and other cash flows generated from operations. Principal repayments on loans were $47.5 million and $26.9 million for the three months ended March 31, 2001 and 2000, respectively. Principal repayments on loans were $116.0 million and $98.3 million for the nine months ended March 31, 2001 and 2000, respectively. With recent downward pressure on interest rates, loans are being paid off more rapidly than in the previous reporting periods. This trend is expected to continue into the next fiscal quarter.

Proceeds from loan sales amounted to $13.4 million for the quarter ended March 31, 2001 as compared to $7.4 million for the quarter ended March 31, 2000. Proceeds from loan sales amounted to $41.3 million for the nine months ended March 31, 2001 as compared to $40.9 million for the same period ended March 31, 2000. The increase in loan sales during the three and nine months ended March 31, 2001 is primarily a result of the sale of participation interests in certain loan purchases during the quarter ended March 31, 2001. The decline in loan originations during the three and nine months ended March 31, 2001 has resulted in an increased focus on loan purchases. Loan pools purchased in the quarter ended March 31, 2001 included larger balance loans in the commercial and industrial loan category. At present, the Company's policy is to sell most 30 and 15 year fixed-rate one-to-four family loans as well as certain adjustable-rate one-to-four family loans, multifamily loans, and commercial and industrial loans it has originated that meet predefined criteria. Loans serviced for others increased to $318.7 million at March 31, 2001, from $299.1 million at June 30, 2000, primarily due to loan sales of $41.3 million for the nine months ended March 31, 2001, offset by principal paydowns.

On December 27, 2000, the Financial Regulatory Relief and Economic Efficiency Act of 2000 was adopted. Section 1201 of the Act repealed the statutory liquidity requirement for savings associations under Section 6 of the Home Owners' Loan Act. As a result, effective March 15, 2001, the Office of Thrift Supervision ("OTS") repealed its regulation which had required the Bank to maintain a minimum level of liquidity based upon a percentage of deposits and short-term borrowings. The previously required ratio was 4%. In its place, the OTS has issued an interim regulation which provides that, as a general matter, savings associations must maintain sufficient liquidity to ensure safe and sound operation. The Bank's ratio calculated under the repealed regulation for the quarters ended March 31, 2001 and 2000 was 4.25% and 4.51%, respectively.

Sources of capital and liquidity for the Company on a stand alone basis include distributions from the Bank. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended March 31, 2001 and 2000  The
---------------------------------------------------------------------
Company recorded net earnings of $4.0 million, $0.76 per diluted share for the quarter ended March 31, 2001. This compares to net earnings of $2.8 million, $0.54 per diluted share for the same quarter last year. The Company recorded net earnings of $10.8 million, $2.08 per diluted share for the nine months ended March 31, 2001. This compares to net earnings of $8.3 million, $1.56 per diluted share for the same period last year. The increase in net earnings for the three and nine months ended March 31, 2001 as compared to March 31, 2000 is primarily a result of an increase in net interest income as discussed below.

Interest Income  Interest income amounted to $26.9 million for the quarter ended
---------------
March 31, 2001 as compared to $21.7 million for the quarter ended March 31, 2000. Interest income amounted to $76.9 million for the nine months ended March 31, 2001 as compared to $61.3 million for the nine months ended March 31, 2000. The increase in interest income is primarily a result of a larger earning asset base as well as an increase in the yield on earning assets. Average earning assets for the current quarter increased to $1.273 billion compared to $1.094 billion for the same period last year, a 16.4% increase. Average earning assets for the nine months ended March 31, 2001 increased to $1.224 billion compared to $1.045 billion for the same period last year, a 17.1% increase. The yield on earning assets was 8.46% for the quarter ended March 31, 2001 as compared to 7.94% for the quarter ended March 31, 2000. The yield on earning assets was 8.38% for the nine months ended March 31, 2001 as compared to 7.83% for the nine months ended March 31, 2000. The improvement in the yield on earning assets for the three and nine months ended March 31, 2001 is the result of improvements in the yield on adjustable rate mortgage loans which are tied to lagging indices. With recent downward pressure on interest rates, the yield on earning assets may decline in future fiscal quarters.

Interest Expense  Interest expense for the quarter ended March 31, 2001 was
----------------
$15.7 million, compared to $12.5 million for the same quarter in the previous year. Interest expense for the nine months ended March 31, 2001 was $46.0 million, compared to $35.1 million for the same period in the previous year. The increase in interest expense for the three and nine months ended March 31, 2001 is primarily a result of an increase in the average balance of interest-bearing liabilities together with an increase in the cost of interest-bearing liabilities during the period.

Net Interest Income  Net interest income before provision for loan losses for
-------------------
the quarter ended March 31, 2001 amounted to $11.2 million compared to $9.3 million for the same period last year. Net interest income before provision for loan losses for the nine months ended March 31, 2001 amounted to $30.9 million compared to $26.2 million for the same period last year. The net interest margin for the three months ended March 31, 2001 was 3.51%, a 13 basis point increase from the same period last year. The net interest margin for the nine months ended March 31, 2001 was 3.37%, a two basis point increase from the same period last year. The increase in the net interest margin for the nine months ended March 31, 2001 was primarily a result of an increase in the yield on interest-earning assets partially offset by an increase in the cost of interest-bearing liabilities. The increase in net interest income is primarily a result of an increase in the amount of interest-earning assets relative to interest-bearing liabilities in the respective periods.

The following table displays average interest rates on the Company's interest-earning assets and interest-bearing liabilities:

                                            Three month average               Nine month average
                                            -------------------               ------------------
                                        March 31,         March 31,         March 31      March 31,
                                          2001              2000              2001          2000
                                          ----              ----              ----          ----
Yield on interest-earning assets ......  8.46%             7.94%             8.38%         7.83%
Cost of interest-bearing liabilities ..  5.43%             5.00%             5.48%         4.97%
                                         ----              ----              ----          ----
Interest rate spread (1) ..............  3.03%             2.94%             2.90%         2.86%
                                         ====              ====              ====          ====
Net interest margin (2) ...............  3.51%             3.38%             3.37%         3.35%
                                         ====              ====              ====          ====

(1) The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2) The net interest margin represents net interest income as a percentage of average interest-earning assets.


Provision for Loan Losses  The Company maintains a valuation allowance for
-------------------------
losses on loans and real estate to provide for losses that the Company's management believes to be inherent in those portfolios. The Company's management evaluates the adequacy of the levels of the loss allowance quarterly as a function of its internal asset review process.

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

The following table sets forth the Company's allowance for loan losses to total loans and the percentage of loans to total loans in each of the loan types listed:



                                             At March 31, 2001                                 At June 30, 2000
                               ----------------------------------------------   ----------------------------------------------
                                                                    (In thousands)
                                          Percentage       Percentage                       Percentage         Percentage
                                          of               of Loans                         of                 of Loans
                                          Allowance        in Each                          Allowance          in Each
                                          to Total         Category to                      to Total           Category to
                               Amount     Allowance        Total Loans        Amount        Allowance          Total Loans
                               ------     ---------        -----------        ------        ---------          -----------
One-to-four family .........   $ 2,732         24.97%             30.00%       $ 2,392           23.54%               30.73%
Multifamily ................     4,911         44.88%             47.73%         4,903           48.25%               49.20%
Commercial .................     3,053         27.90%             21.48%         2,620           25.79%               19.13%
Land .......................        22          0.20%              0.16%             1            0.01%                0.14%
Other ......................       134          1.22%              0.63%           103            1.01%                0.80%
Unallocated ................        91          0.83%                --            142            1.40%                  --
                               -------        ------             ------        -------          ------               ------
Total allowance for
loan losses ................   $10,943        100.00%            100.00%       $10,161          100.00%              100.00%
                               =======        ======             ======        =======          ======               ======

The provision for loan losses was reduced to $200,000 and $800,000 for the three and nine months ended March 31, 2001, from $400,000 and $1,200,000 for the same period in the prior year. These loan loss provisions reflect the overall increase in the real estate loan portfolio coupled with a recognition of improvement in the credit risk inherent in the portfolio.

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

The following is a summary of the activity in the allowance for loan losses:

                                                      At or for the                 At or for the
                                                    Three Months Ended            Nine Months Ended
                                                  March 31,     March 31,      March 31,       March 31,
                                                    2001          2000           2000            2000
                                                    ----          ----           ----            ----
                                                                     (In Thousands)
Balance at beginning of period ..............        $10,761        $9,413         $10,161         $8,684
Provision for loan losses ...................            200           400             800          1,200
Charge-offs .................................            (18)          (11)            (18)           (98)
Recoveries ..................................             --            --              --             16
                                                     -------        ------         -------         ------
Balance at end of period ....................        $10,943        $9,802         $10,943         $9,802
                                                     =======        ======         =======         ======

The general allowance for loan and real estate losses for the nine months ended March 31, 2001 was $10.9 million as compared to $9.8 million for the nine months ended March 31, 2000. The general allowance is comprised of allowance factors applied to outstanding loans with no well-defined deficiency. These allowance factors provide for management's best estimate of the inherent risk of loss.
The increase in the general allowance is a result of the portfolio growth. The specific allowance for loan and real estate losses was $234,000 at March 31, 2001 as compared to $570,000 at March 31, 2000. The specific allowance declined mainly due to fewer non-performing loans. The unallocated portion of the allowance was $91,000 at March 31, 2001 compared to $142,000 at June 30, 2000.

Other Income  Other income for the three months ended March 31, 2001 was $1.5
------------
million as compared to $1.1 million for the same period last year. Other income for the nine months ended March 31, 2001 was $4.1 million compared to $3.4 million for the same period last year. Other income has increased for both the quarter and nine months ended March 31, 2001 due to an increase in deposit fees due primarily to an increase in fees related to checking accounts. The Company has emphasized checking account growth through marketing during the past several years.

Other Expense   Other expense for the three months ended March 31, 2001
-------------
increased to $5.5 million compared to $5.0 million for the same period last year. Other expense for the nine months ended March 31, 2001 was $15.5 million compared to $13.6 million for the same period last year. Other expense for the three months and nine months ended March 31, 2000 included net gains on the sale of real estate held for sale of $91,000 and $545,000, respectively. Excluding these gains, there was an increase in other expense, both compensation and occupancy costs, primarily as a result of the expansion of the branch network including the addition of six "in-store" Wal-Mart branches that were opened during the period of February 2000 to March 2001. Marketing expense was also up from the same period last year, as the Bank continued to pursue deposit growth through advertising and checking account promotions. The efficiency ratio for the quarter ended March 31, 2001 improved to 42.83% compared to 48.41% for the same period last year. The efficiency ratio is the measurement of general and administrative expense as a percentage of net interest income and other income, excluding nonrecurring items.

Income Taxes   The Company's effective tax rates were 43.24% and 43.73% for the
------------
quarters ended March 31, 2001 and 2000, respectively. The Company's effective tax rates were 42.64% and 43.88% for the nine months ended March 31, 2001 and 2000, respectively. The effective tax rates were comparable to the applicable statutory rates in effect.

ASSET QUALITY

The following table sets forth information regarding nonaccrual loans, troubled debt restructured loans and real estate acquired through foreclosure at the dates indicated:

                                                                At          At         At
                                                             March 31,   June 30,   March 31,
                                                               2001        2000       2000
                                                               ----        ----       ----
                                                                  (Dollars In thousands)
Nonaccrual loans (1):
 Real estate loans:
  One-to-four family........................................   $ 1,664    $ 1,356     $ 1,561
  Multifamily...............................................       557        526         527
  Commercial and land.......................................        --      1,707       1,714
  Consumer..................................................        35         --          --
                                                               -------    -------     -------
  Total nonaccrual loans (1)................................     2,256      3,589       3,802
Troubled debt restructured loans............................        --        211         213
                                                               -------    -------     -------
   Total non-performing loans...............................     2,256      3,800       4,015
Real estate acquired through foreclosure....................        88        639         290
                                                               -------    -------     -------
   Total non-performing assets..............................   $ 2,344    $ 4,439     $ 4,305
                                                               =======    =======     =======

Non-performing loans as a percentage of gross loans (2).....      0.20%      0.37%       0.41%
Non-performing assets as a percentage of total assets (3)...      0.18%      0.37%       0.38%
Total allowance for loan losses
  as a percentage of gross loans............................      0.96%      0.99%       1.00%
Total allowance for loan losses as a percentage of total
  non-performing loans......................................    485.06%    267.39%     244.13%
Total allowance as a percentage of total
  non-performing assets (4).................................    466.85%    228.90%     227.69%

(1) Nonaccrual loans are net of specific allowances of $0, $0 and $40,000 at March 31, 2001, June 30, 2000 and March 31, 2000, respectively.
(2) Non-performing loans are net of specific allowances and include nonaccrual and troubled debt restructured loans.
    Gross loans include loans held for sale.
(3) Non-performing assets include non-performing loans and REO.
(4) Total allowance includes loan and REO valuation allowances.

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

Nonperforming assets decreased to $2.3 million, 0.18% of total assets at March 31, 2001, compared to $4.4 million, 0.37% of total assets at June 30, 2000. The decrease in nonperforming assets for the nine month period is primarily a result of the pay-off of one $1.7 million commercial loan.

Classified loans decreased to $7.8 million at March 31, 2001, compared to $11.2 million at June 30, 2000. This is primarily the result of an improvement in real estate values in southern California.

Impaired Loans  A loan is considered impaired when based on current
--------------
circumstances and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Creditors are required to measure impairment of a loan based on any one of the following: (i) the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, (ii) an observable market price or (iii) the fair value of the loan's underlying collateral. The Company measures loan impairment based upon the fair value of the loan's underlying collateral property. Impaired loans exclude large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include all loans with principal balances of less than $300,000. At March 31, 2001, the Company had a gross investment in impaired loans of $674,000 for which specific valuation allowances of $149,000 had been established.

The Company's average investment in impaired loans for the three and nine months ended March 31, 2001 was $674,000 and $1.2 million, respectively. For both the three and nine months ended March 31, 2000, the Company's average investment in impaired loans was $1.7 million. For the three and nine months ended March 31, 2001, income recorded on impaired loans totaled $14,000 and $74,000, substantially all of which was recorded utilizing the cash-basis method of accounting. For the three and nine months ended March 31, 2000, income recorded on impaired loans totaled $31,000 and $95,000, substantially all of which was recorded utilizing the cash-basis method of accounting. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. All impaired loans were performing in accordance with their contractual terms at March 31, 2001.


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

The Bank was in compliance with all capital requirements in effect at March 31, 2001, and meets all standards necessary to be considered "well-capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The following table reflects the required and actual regulatory capital ratios of the Bank at the dates indicated:

                                                                FDICIA
                                                FIRREA     "Well-capitalized"         Actual         Actual
Regulatory Capital Ratios For Quaker City      Minimum           Minimum           At March 31,    At June 30,
Bank                                         Requirement      Requirement               2001          2000
----                                         -----------      -----------               ----          ----
Tangible capital.........................       1.50%              N/A                 7.46%          7.20%
Core capital to adjusted total assets....       4.00%             5.00%                7.46%          7.20%
Core capital to risk-weighted assets.....       4.00%             6.00%               10.92%         10.82%
Total capital to risk-weighted assets....       8.00%            10.00%               12.12%         12.03%

                                 *  *  *  *  *

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address results or developments that the Company expects or anticipates will or may occur in the future, including such things as (i) business strategy; (ii) economic trends, including the condition of the real estate market in southern California, and the direction of interest rates and prepayment speeds of mortgage loans and MBS;
(iii) the adequacy of the Company's allowances for loan and real estate losses;
(iv) goals; (v) expansion and growth of the Company's business and operations; and (vi) other matters are forward-looking statements. These statements are based upon certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. These statements are subject to a number of risks and uncertainties, many of which are beyond the control of the Company, including general economic, market or business conditions; real estate market conditions, particularly in California; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in law or regulations; and other factors. Actual results could differ materially from those contemplated by these forward-looking statements. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company and its business or operations. Forward-looking statements made in this report speak as of the date hereof. The Company undertakes no obligation to update or revise any forward-looking statement made in this report.

                          Part II.  Other Information


Item 5.  Other Information: Date of Annual Meeting
         -----------------------------------------

         The date of the Company's 2001 annual meeting of stockholders has been set for Tuesday, November 20, 2001. Pursuant to Section 6 of Article I of the Company's Bylaws, stockholders who intend to submit a proposal or to make a nomination of a person for election to the Board of Directors at the 2001 Annual Meeting must provide timely written notice of the matter to the Corporate Secretary of the Company. To be timely, a stockholder's notice must be delivered or mailed to and received at the principal executive offices of the Corporation no less than ninety
         (90) days prior to the date of the Annual Meeting. Any notice to the Corporate Secretary must comply with the notice procedures and informational requirements of Section 6 of Article I of the Company's Bylaws (a copy of which is available upon request to the Corporate Secretary of the Company). No person shall be eligible for election as a Director of the Corporation unless nominated in accordance with the provisions of Section 6(c) of Article I of the Company's Bylaws.


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

                                       Quaker City Bancorp, Inc.

Date: May 15, 2001             By: /s/ Dwight L. Wilson
      ------------                 --------------------
                                       Dwight L. Wilson
                                       Senior Vice President,
                                       Treasurer and Chief Financial Officer