Form 10-K
period 2001-06-30
QUAKER CITY BANCORP INC
filed 2001-09-27
CIK 912465

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

                    For the fiscal year ended June 30, 2001

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

                         [X] Yes                [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked price of its Common Stock, $.01 par value, on September 25, 2001, on the Nasdaq National Market System was approximately $124,943,000.

  At September 25, 2001, 5,181,692 shares of the Registrant's Common Stock were outstanding.

                      Documents Incorporated by Reference

  Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held November 20, 2001 are incorporated by reference in Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                     PART I
 ITEM 1.    BUSINESS.....................................................    1
            General......................................................    1
            Lending Activities...........................................    3
            Delinquencies and Classification of Assets...................   11
            Nonperforming Assets and Restructured Loans..................   13
            Impaired Loans...............................................   14
            Allowances for Loan and Real Estate Losses...................   15
            Investment Activities........................................   20
            Sources of Funds.............................................   21
            Subsidiary Activities........................................   24
            Competition..................................................   24
            Personnel....................................................   25
            Federal Taxation.............................................   25
            State and Local Taxation.....................................   26
            Environmental Regulation.....................................   26
            Regulation and Supervision...................................   27
             General.....................................................   27
             Activities Restrictions.....................................   28
             Deposit Insurance...........................................   29
             Regulatory Capital Requirements.............................   29
             Prompt Corrective Action Requirements.......................   31
             Enforcement.................................................   32
             Savings and Loan Holding Company Regulation.................   32
             Classification of Assets....................................   35
             Community Reinvestment Act..................................   36
             Federal Home Loan Bank System...............................   36
             Required Liquidity..........................................   36
             Federal Reserve System......................................   37
             Financial Modernization Legislation.........................   37
             Online Banking Regulatory Review............................   38
             Consumer Protection Regulations.............................   38
 ITEM 2.    PROPERTIES...................................................   39
 ITEM 3.    LEGAL PROCEEDINGS............................................   39
 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   39
 ITEM 4A.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........   40

                                    PART II

 ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS..........................................   41
 ITEM 6.    SELECTED FINANCIAL DATA......................................   43
 ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS....................................   45
            General......................................................   45
            Results of Operations........................................   45
            Financial Condition..........................................   45
            Capital Resources and Liquidity..............................   48
            Asset/Liability Management...................................   50
            Average Balance Sheet........................................   53
            Impact of Inflation and Changing Prices......................   55
            Impact of New Accounting Standards...........................   55

                                                                           Page
                                                                           ----
 ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...    56
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

  The Bank currently operates seventeen retail full service branches in the southern California communities of Whittier (2), La Habra (2), Brea, Fullerton, Placentia, La Mirada, Hacienda Heights, Anaheim Hills, Rowland Heights, Lakewood, Northridge, Corona (2), Foothill Ranch and Murrieta. Six of these branches are inside Wal-Mart stores. Four were opened during calendar year 2000 and two were opened in the first half of calendar 2001. The Bank also plans to open additional Wal-Mart "in-store" branches in southern California during fiscal 2002.

  The Company is a savings and loan holding company and as such is subject to examination and regulation by the Office of Thrift Supervision ("OTS"). The deposits of the Bank are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is regulated by the Director of the OTS and the FDIC. The Bank is a member of the Federal Home Loan Bank ("FHLB") of San Francisco, which is one of the 12 regional banks comprising the Federal Home Loan Bank System. The Bank is also subject to certain regulations of the Board of Governors of the Federal Reserve System (the "FRB") with respect to reserves required to be maintained against deposits and certain other matters. See "--Regulation and Supervision--General."

  The Bank's principal business has been and continues to be attracting retail deposits from the general public in its primary deposit market area surrounding its offices and investing those deposits, together with funds generated from operations and borrowings. Through its wholly owned subsidiary, Quaker City Financial Corporation ("QCFC"), the Company also engages in the sale of insurance and investment products on an agency basis. The Company originates predominantly multifamily, commercial real estate and one-to-four family loans and emphasizes multifamily lending in low and moderate income communities, primarily in southern California metropolitan areas. To a lesser extent, loans are also originated and purchased in central and northern California. Under certain circumstances, one-to-four family and multi-family loans are purchased on loans secured by properties outside the state of California.

  Historically, the Company's principal business was the making of one-to-four family and multifamily (five or more units) loans. In every year for which data is presented in this report, i.e., 1997 through 2001, the Company's multifamily loan portfolio has increased in total dollar amount and has represented a significant portion of the Company's total loan portfolio. See "--Lending Activities--Loan and MBS Portfolio Composition." At June 30, 2001, the Company's gross loan portfolio (including loans held for sale) totaled $1.1 billion, 71.02% of which was secured by multifamily properties (approximately $550.9 million) and commercial real estate (approximately $240.0 million).

  Both the multifamily and the commercial real estate loan portfolios have grown during fiscal 2001. From June 30, 2000 to June 30, 2001, the net increase in the Company's multifamily portfolio was $45.5 million representing a 9.00% increase in the size of the portfolio. From June 30, 2000 to June 30, 2001, the net increase in the Company's commercial real estate loan portfolio was $43.5 million, representing a 22.12% increase in the size of the portfolio. At June 30, 2001, the $550.9 million multifamily portfolio represented 49.47% of the Company's gross loans and the $240.0 million commercial real estate portfolio represented 21.55% of the Company's gross loans. As a percentage of gross loans, the multifamily portfolio increased in size by 0.27% and the commercial real estate portfolio increased in size by 2.42% from June 30, 2000 to June 30, 2001. See "--Lending Activities-- Multifamily Lending--Commercial Real Estate Lending."

  In addition to originating loans to hold in portfolio, the Company also originates loans for sale. The Company sold $53.3 million of loans in fiscal 2001. The Company also purchases loans for investment and for sale. During fiscal 2001, the Company purchased $105.6 million in loans of which $48.4 million were one-to-four family. Loans sold come from loans held in the Company's portfolio designated as being held for sale or originated during the most recent period and designated as held for sale. Historically, the Company has generally retained the servicing rights on most loans sold, however, some loans are sold servicing released. In addition, the Company invests in securities issued by the U.S. Government and agencies thereof, mortgage-backed securities ("MBS") and other permitted investments under applicable federal laws and regulations. The Company's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, mortgage loan servicing activities, and interest and dividends on its investment securities and MBS.

  The Company's primary sources of funds are deposits, borrowings from the FHLB of San Francisco ("FHLB advances"), securities sold under agreements to repurchase, principal and interest payments on loans and MBS and proceeds from the sale of loans. At June 30, 2001, the Company had deposits of approximately $916.3 million, including approximately $227.6 million in certificates of deposit of $100,000 or more. The Company's borrowings at June 30, 2001 included $276.2 million in FHLB advances. See "--Sources of Funds."

  For the year ended June 30, 2001, the Company reported net earnings of $15.1 million, $2.90 per share diluted. This compares to net earnings of $11.8 million, $2.23 per share diluted, and $9.6 million, $1.70 per share diluted, for the years ended June 30, 2000 and 1999, respectively. The increase in fiscal 2001 earnings over fiscal 2000 was primarily due to an increase in net interest income partially offset by an increase in other expenses. The increase in fiscal 2000 earnings over fiscal 1999 was also primarily due to an increase in net interest income partially offset by an increase in other expenses.

  Total assets of the Company were $1.3 billion at June 30, 2001, an increase of $111.7 million compared to June 30, 2000. The increase in assets was primarily in loans, with commercial real estate loans increasing $43.5 million, multifamily loans increasing $45.5 million and one-to-four family loans decreasing $3.8 million. The asset growth was funded primarily by an increase in deposits of $108.1 million partially offset by a decrease in FHLB advances of $14.1 million. Included in the increase of $108.1 million of deposits during fiscal 2001 is $49.1 million of deposits attributable to the Bank's Wal-Mart "In-Store" branch expansion. In addition, while the vast majority of the Bank's deposits are retail in nature, the Bank accepted $55 million in time deposits from a political subdivision during fiscal 2000. During fiscal 2001, the Bank added an additional $10.0 million in time deposits from this political subdivision. The Bank considers these funds to be wholesale deposits and an alternative borrowing source rather than a customer relationship and their levels are determined by management's decision as to the most economic funding source. At June 30, 2001, the Company had total deposits of $916.3 million and total FHLB advances of $276.2 million.

  The southern California real estate market in the Company's primary lending area continued to be strong during the year. However, according to recent data released in the UCLA Anderson Forecast, the overall economy is showing some signs of weakness. The Company's level of nonperforming assets declined during fiscal 2001. The Company includes nonaccrual loans, troubled debt restructured loans and real estate acquired through foreclosure ("REO") in determining its level of nonperforming assets. At June 30, 2001, the Company reported $3.2 million in nonperforming assets compared to $4.4 million and $7.5 million at June 30, 2000 and 1999, respectively. The Company recorded provisions for loan losses of $800,000 for the year ended June 30, 2001 compared to $1.6 million and $1.7 million for the years ended June 30, 2000 and 1999, respectively. See "--Allowances for Loan and Real Estate Losses" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A").

Lending Activities

  Loan and MBS Portfolio Composition. Historically, the Company's principal business was the making of one-to-four family and multifamily loans. In every year for which data is presented in this report, i.e., 1997 through 2001, the Company's multifamily loan portfolio has increased in total dollar amount and has represented a significant portion of the Company's total loan portfolio. Beginning principally with the hiring announced in January 1998 of the income property lending staff of another southern California financial institution, the Company has increased its focus on commercial real estate lending. The Company currently intends to continue its emphasis on multifamily and commercial real estate lending, with their higher risk-adjusted rates of return, rather than on lower yielding one-to-four family lending. At June 30, 2001, the Company had $1.1 billion of gross loans outstanding, 71.02% of which was secured by either multifamily properties or commercial real estate. Gross loans outstanding at June 30, 2001 included $550.9 million of multifamily loans, representing 49.47% of gross loans, $240.0 million of commercial real estate loans, representing 21.55% of gross loans, and $311.9 million of one-to-four family loans, representing 28.01% of gross loans. The remainder of gross loans at June 30, 2001 consisted of $1.7 million of land loans, or 0.16% of gross loans, and other loans of $9.0 million, or 0.81% of gross loans. Included in these amounts at June 30, 2001 were $4.6 million of loans held for sale, comprising 0.41% of gross loans.

  The net increase in the Company's multifamily loans during fiscal 2001 was $45.5 million, representing an increase of 9.00% in the multifamily loan portfolio as compared to June 30, 2000. The net increase in the Company's commercial real estate loans during fiscal 2001 was $43.5 million, representing an increase of 22.12% in the commercial real estate loan portfolio as compared to June 30, 2000. The net decrease in the Company's one-to-four family loans during fiscal 2001 was $3.8 million, representing a decrease of 1.20% in the one-to-four family loan portfolio as compared to June 30, 2000. As a percentage of gross loans, multifamily loans increased by 0.27%, commercial loans increased by 2.42% and one-to-four family loans decreased by 2.72% from June 30, 2000 to June 30, 2001. These percentage changes in the composition of the gross mortgage loan portfolio are a result of the relative growth of the multifamily and commercial real estate loan portfolios and the Company's sale of approximately 33% of the one-to-four family loans it originated during the 2001 fiscal year. The Company currently intends to continue to focus on multifamily and commercial real estate lending. During fiscal 2001, the Company purchased $105.6 million in loans of which $48.4 million were one-to-four family. The Company anticipates that the purchase of one-to-four family loans will remain a focus of the Company in fiscal 2002.

  The Company invests in MBS, including securities guaranteed by the Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"). To a limited extent the Company also invests in privately issued MBS which typically have received a "AA" or "AAA" credit rating from at least one nationally recognized rating service. The Company invests in both adjustable-rate and fixed-rate MBS. In an effort to reduce the potential interest rate risk inherent in fixed-rate assets, the Company purchases fixed-rate MBS with a variety of coupon rates, maturities, and prices. Furthermore, the assets are typically purchased with fixed-rate FHLB advances of various terms to maturity primarily ranging from one month to five years in order to mitigate the Company's exposure to changes in interest rates. The adjustable-rate MBS in the Company's portfolio typically have life caps that will prevent the MBS from further upward adjustments in rate should interest rates rise above the cap limit. Prior to purchase, management considers the Company's overall tolerance to interest rate risk and invests accordingly. At June 30, 2001, the Company's MBS portfolio (including MBS available for sale) totaled
$125.6 million or 9.56% of total assets. The Company's MBS are comprised of $88.7 million of agency securities, $9.1 million issued by other financial institutions and $27.8 million in collateralized mortgage obligations ("CMO's"). Of the $27.8 million in CMO's, 49.39% or $13.7 million are agency guaranteed. For all years presented, the CMO's represent non-equity senior interests in mortgage pass-through certificates and were of investment grade. At June 30, 2001, $25.2 million in MBS were classified as available for sale.

  The following table sets forth the composition of the Company's loan and MBS portfolios in dollar amounts and percentages of the respective portfolio at the dates indicated.

                                                                   At June 30,
                     ---------------------------------------------------------------------------------------------------------
                             2001                  2000                  1999                 1998                1997
                     --------------------- ---------------------- -------------------- ------------------- -------------------
                                Percentage             Percentage           Percentage          Percentage          Percentage
                       Amount    of Total    Amount     of Total   Amount    of Total   Amount   of Total   Amount   of Total
                     ---------- ---------- ----------  ---------- --------  ---------- -------- ---------- -------- ----------
                                                             (Dollars in thousands)
Loans:
 Residential:
   One-to-four
   units...........  $  311,860    28.01%  $  315,689     30.73%  $312,407     36.65%  $279,862    39.26%  $299,979    45.47%
   Multifamily.....     550,919    49.47      505,436     49.20    391,596     45.93    347,285    48.72    301,965    45.77
 Commercial........     239,972    21.55      196,506     19.13    140,439     16.48     77,810    10.92     55,331     8.39
 Land..............       1,743     0.16        1,456      0.14        344      0.04        348     0.05      1,352     0.21
 Other.............       9,067     0.81        8,171      0.80      7,730      0.90      7,544     1.05      1,070     0.16
                     ----------   ------   ----------    ------   --------    ------   --------   ------   --------   ------
   Loans, gross....   1,113,561   100.00%   1,027,258    100.00%   852,516    100.00%   712,849   100.00%   659,697   100.00%
                                  ======                 ======               ======              ======              ======
Less:
 Undisbursed loan
 funds.............         459                   320                  684                  579                 441
 Unamortized
 discounts.........         443                   752                1,078                2,170               2,404
 Deferred loan
 fees, net.........       3,992                 4,138                3,852                3,612               3,493
 Allowance for
 loan losses.......      10,943                10,161                8,684                7,955               7,772
                     ----------            ----------             --------             --------            --------
   Loans, net......   1,097,724             1,011,887              838,218              698,533             645,587
Less:
 Loans held for
 sale:
   One-to-four
   units...........       1,034                   --                   353                1,043                 623
   Multifamily.....       2,637                11,173                7,234                6,464                 --
   Commercial......         885                10,031                9,441                  --                  --
   Other...........         --                      8                  --                   --                  --
                     ----------            ----------             --------             --------            --------
   Net loans held
   for
   investment......  $1,093,168            $  990,675             $821,190             $691,026            $644,964
                     ==========            ==========             ========             ========            ========
Mortgage-backed
securities:
 FNMA..............  $    8,061     6.43%  $   12,110     11.01%  $  5,509      5.51%  $ 11,309     9.84%  $ 13,240    17.87%
 FHLMC.............       4,212     3.36        5,171      4.70        399      0.40      8,272     7.20      1,298     1.75
 GNMA..............      75,989    60.61       64,474     58.62     61,858     61.91     52,306    45.52     33,577    45.32
 Issued by other
 financial
 institutions......       9,069     7.23        1,591      1.45      2,223      2.22      3,628     3.16      4,554     6.15
 Collateralized
 mortgage
 obligations.......      28,047    22.37       26,648     24.22     29,939     29.96     39,391    34.28     21,423    28.91
                     ----------   ------   ----------    ------   --------    ------   --------   ------   --------   ------
                        125,378   100.00%     109,994    100.00%    99,928    100.00%   114,906   100.00%    74,092   100.00%
                                  ======                 ======               ======              ======              ======
Plus (Less):
 Unamortized
 premium
 (discount)........         226                  (133)                 (67)                 945                  47
                     ----------            ----------             --------             --------            --------
   Mortgage-backed
   securities,
   net.............     125,604               109,861               99,861              115,851              74,139
Less:
 Mortgage-backed
 securities
 available for
 sale..............      25,209                24,404               15,783                8,274                 --
                     ----------            ----------             --------             --------            --------
   Net mortgage-
   backed
   securities held
   to maturity.....     100,395                85,457               84,078              107,577              74,139
                     ----------            ----------             --------             --------            --------
Total net loans and
mortgage-backed
securities held for
investment or to
maturity...........  $1,193,563            $1,076,132             $905,268             $798,603            $719,103
                     ==========            ==========             ========             ========            ========

  Loan Maturity. The following table shows the contractual maturity of the Company's gross loans and MBS at June 30, 2001. The table includes loans held for sale of $4.6 million and MBS available for sale of $25.2 million. The table includes scheduled principal payments, however it does not include estimated principal prepayments.

                                                       At June 30, 2001
                          ---------------------------------------------------------------------------
                            One-                                       Total    Mortgage-
                          to-Four   Multi-                             Loans      Backed
                           Family   family  Commercial  Land  Other  Receivable Securities   Total
                          -------- -------- ---------- ------ ------ ---------- ---------- ----------
                                                        (In thousands)
Amounts due:
 One year or less.......  $  8,263 $ 16,481  $  7,560  $1,489 $  634 $   34,427  $  2,055  $   36,482
                          -------- --------  --------  ------ ------ ----------  --------  ----------
 After one year:
 More than one year to
  three years...........    13,321   31,463    17,239     105    569     62,697     4,563      67,260
 More than three years
  to five years.........    14,961   28,232    15,476      98    726     59,493     5,179      64,672
 More than five years to
  10 years..............    77,120  132,594   156,412       7  2,063    368,196    12,590     380,786
 More than 10 years to
  20 years..............   103,425  266,437    40,652      25  3,140    413,679    45,323     459,002
 More than 20 years.....    94,770   75,712     2,633      19  1,935    175,069    55,668     230,737
                          -------- --------  --------  ------ ------ ----------  --------  ----------
  Total due after one
   year.................   303,597  534,438   232,412     254  8,433  1,079,134   123,323   1,202,457
                          -------- --------  --------  ------ ------ ----------  --------  ----------
  Total amounts due.....  $311,860 $550,919  $239,972  $1,743 $9,067 $1,113,561  $125,378  $1,238,939
                          ======== ========  ========  ====== ====== ==========  ========  ==========

  The following table sets forth at June 30, 2001, the dollar amount of all loans due after June 30, 2002, and whether such loans are fixed-rate or adjustable rate mortgage ("ARM") loans.

                                                       At June 30, 2001
                                               ---------------------------------
                                                Fixed   Adjustable(1)   Total
                                               -------- ------------- ----------
                                                        (in thousands)
Real estate loans:
  One-to-four family.......................... $106,323   $197,274    $  303,597
  Multifamily.................................   20,887    513,551       534,438
  Commercial real estate......................   23,449    208,963       232,412
  Land........................................      --         254           254
Other Loans...................................    2,723      5,710         8,433
                                               --------   --------    ----------
  Total loans................................. $153,382   $925,752    $1,079,134
                                               ========   ========    ==========

-------
(1) ARM loans include loans that adjust monthly, semiannually, annually or once every five years. Five year ARM loans total $1.6 million one-to-four family, $50.6 million multifamily and $113.4 million commercial real estate.

  Origination, Purchase, Sale and Servicing of Loans. The Company's mortgage lending activities are conducted primarily through its executive and branch offices. The Company originates both fixed-rate and ARM loans. Its ability to originate ARM loans as opposed to fixed-rate loans is dependent upon the relative customer demand, which is affected by the current and expected future level of interest rates.

  Additionally, the Company purchases or participates in loans originated by other institutions. The determination to purchase loans is based upon the Company's investment needs and market opportunities. Subject to regulatory restrictions applicable to savings associations, the Company's current loan policies allow all loan types to be purchased. The determination to purchase specific loans or pools of loans is subject to the Company's underwriting policies, which require consideration of the financial condition of the borrower and the appraised value of the property and, with respect to multifamily and commercial real estate loans, the net operating income of the mortgaged property before debt service and depreciation and the debt service coverage ratio (the ratio of net operating income to debt service), among other factors. The Company has purchased loans from independent parties in various transactions. During the year ended June 30, 2001, of the $329.5 million of loans generated by the Company in fiscal 2001 through origination or purchase, $105.6 million, or 32.04%, were purchased. Of the $105.6 million of loans purchased during fiscal 2001, $12.9 million were multifamily loans, $44.3 million were commercial real estate loans and $48.4 million were one-to-four family loans.

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

  In an attempt to further minimize interest rate risk associated with fixed-rate loans designated as held for sale, the Company may enter into commitments with FNMA and other investors (known as forward commitments) to sell loans at a future date at a specified price. The Company will then simultaneously process and close the loans, thereby attempting to protect the price of loans in process from interest rate fluctuations that may occur from application to sale. There is risk involved in this forward commitment activity. In a declining interest rate environment, borrowers may choose not to close loans, but the Company would remain obligated to fulfill its forward commitments. The inability of the Company to originate or acquire loans to fulfill these commitments may result in the Company being required to pay non-delivery fees. In an increasing interest rate environment, the Company is subject to interest rate risk in the event its commitments to make loans to borrowers exceeds its commitments to sell loans. At June 30, 2001, the Company had $1.0 million in forward commitments with respect to fixed rate loans held for sale. At June 30, 2000, the Company had no forward commitments with respect to fixed rate loans held for sale.

  The Company sells loans and participations in loans with yield rates to the investors based upon current market rates. Gain or loss is recognized to the extent that the selling prices differ from the carrying value of the loans sold based on the estimated relative fair values of the assets sold and any retained interests, less any liabilities incurred. The assets obtained on sale are generally loan servicing assets. Liabilities incurred in a sale may include recourse obligations or servicing liabilities. At June 30, 2001, the Company had mortgage servicing assets related to loans sold, servicing retained with a book value of $133,000.

  In addition to retaining the servicing assets for originated loans, the Company may also purchase mortgage servicing assets related to mortgage loans originated by other institutions. The Company's current loan policies provide that the aggregate amount of purchased mortgage servicing shall not exceed 75% of the total loans in the Company's portfolio that are serviced for others. At June 30, 2001, the Company had purchased mortgage servicing assets with a book value of $304,000.

  The following table sets forth activity in the Company's loan and MBS portfolios for the periods indicated:

                                               At or for the Year Ended June
                                                            30,
                                               --------------------------------
                                                  2001        2000       1999
                                               ----------  ----------  --------
                                                       (In thousands)
Gross loans:
  Beginning balance........................... $1,027,258  $  852,516  $712,849
    Loans originated:
    One-to-four family........................     34,066      25,836    63,016
    Multifamily...............................    137,935     167,183   119,794
    Commercial................................     51,556      72,839    87,259
    Other.....................................        396         608     1,901
                                               ----------  ----------  --------
    Total loans originated....................    223,953     266,466   271,970
    Loans purchased...........................    105,572      85,752    78,075
    Loans to facilitate the sale of REO.......        262         --      1,205
                                               ----------  ----------  --------
      Total...................................    329,787     352,218   351,250
  Less:
    Transfer to REO...........................         84       1,362     3,286
    Principal repayments......................    189,940     127,343   145,612
    Sales of loans............................     53,275      48,910    63,996
    Other, net................................       (185)       (139)   (1,311)
                                               ----------  ----------  --------
  Ending balance.............................. $1,113,561  $1,027,258  $852,516
                                               ==========  ==========  ========
Gross mortgage-backed securities:
  Beginning balance........................... $  109,994  $   99,928  $114,906
    Mortgage-backed securities purchased......     50,303      23,506    70,624
  Less:
    Mortgage-backed securities sold...........        --          --     61,989
    Principal repayments......................     35,063      13,427    25,012
    Other, net................................       (144)         13    (1,399)
                                               ----------  ----------  --------
  Ending balance.............................. $  125,378  $  109,994  $ 99,928
                                               ==========  ==========  ========

  Multifamily Lending. During the year ended June 30, 2001, the Company originated $137.9 million of multifamily loans. The Company originates multifamily mortgage loans generally secured by apartment buildings located in southern California metropolitan areas. To a lesser extent, multifamily loans are also originated and purchased in central and northern California. In originating a multifamily loan, the Company considers the qualifications of the borrower as well as the securing property. Some of the foremost factors to be considered are the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) and the ratio of the loan amount to the appraised value of the property. Pursuant to the Company's underwriting policies, a multifamily loan generally may only be made in an amount up to 80% of the appraised value of the underlying property. The Company also generally requires a debt service coverage ratio of at least 110%. Properties securing a loan are appraised by an independent appraiser and title insurance is required on all loans. The average outstanding loan balance on multifamily loans at June 30, 2001 was approximately $379,000, with the largest loan being $3.2 million. The property collateralizing this loan is located in Santa Ana, California and the loan was not classified at June 30, 2001. Declines in the real estate values in the Company's primary lending area may result in increases in the loan-to-value ratio on some multifamily mortgage loans subsequent to origination.

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

  At June 30, 2001, the Company's multifamily loan portfolio had increased to $550.9 million, or 49.47% of gross loans, from $505.4 million, or 49.20% of gross loans, at June 30, 2000, an increase of $45.5 million. The multifamily loan portfolio increased in total dollar amount during fiscal 2001 by 9.00%, and as a percentage of gross loans by 0.27%. Of the $550.9 million multifamily loans outstanding at June 30, 2001, 3.86% were fixed-rate loans and 96.14% were ARM loans. Of the 96.14% of ARM loans, 9.55% or $50.6 million are tied to a treasury bill based index that adjusts once every five years.

  Multifamily loans are generally considered to involve a higher degree of credit risk and to be more vulnerable to adverse conditions in the real estate market and to deteriorating economic conditions, particularly changes in interest rates than one-to-four family residential mortgage loans. These loans typically involve higher loan principal amounts and the repayment of such loans generally depends on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. Sometimes multifamily loans are made to groups of related borrowers, which concentration could increase the Company's exposure should the circumstances of one borrower negatively affect the ability of other related borrowers to repay their loans in full on a timely basis. Recessionary economic conditions tend to result in higher vacancy and reduced rental rates and net operating incomes from multifamily residential properties. Of the Company's $18,000 of charge-offs in fiscal 2001, none were for multifamily loans. See "--Allowances for Loan and Real Estate Losses."

  Commercial Real Estate Lending. During fiscal 2001, the Company originated $51.6 million of commercial real estate loans. The Company originates commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings, multi-tenant industrial properties or a combination of residential and retail facilities located primarily in southern California. To a lesser extent, commercial real estate loans are also originated and purchased in central and northern California. The Company's underwriting procedures provide that commercial real estate loans generally may be made in amounts up to 75% of the appraised value of the property. These loans may be made with terms up to 30 years for ARM loans. The Company's underwriting standards and procedures are similar to those applicable to its multifamily loans, wherein the Company considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Company has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 110%. The average outstanding loan balance on commercial real estate loans at June 30, 2001 was approximately $608,000. The largest commercial real estate loan in the Company's portfolio, located in Huntington Beach, California had an outstanding principal balance at June 30, 2001 of $3.4 million and the loan was not classified.

  At June 30, 2001, the Company's commercial real estate loan portfolio had increased to $240.0 million, or 21.55% of gross loans, from $196.5 million, or 19.13% of gross loans, at June 30, 2000, an increase of $43.5 million, or 2.42% of gross loans. This $43.5 million increase in the commercial real estate loan portfolio during fiscal 2001 represents a 22.12% increase in the total dollar amount of the commercial real estate portfolio. Of the $240.0 million commercial real estate loans outstanding at June 30, 2001, 10.10% were fixed-rate loans and 89.90% were ARM loans. Of the 89.90% of ARM loans, 52.57% or $113.4 million are tied to a treasury bill bond index that adjusts once every five years.

  Commercial real estate loans are generally considered to involve a higher degree of credit risk and to be more vulnerable to adverse conditions in the real estate market and to deteriorating economic conditions, particularly changes in interest rates than one-to-four family residential mortgage loans. These loans typically involve higher loan principal amounts and the repayment of such loans generally depends on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. Sometimes commercial real estate loans are made to groups of related borrowers, which concentration could increase the Company's exposure should the circumstances of one borrower negatively affect the ability of other related borrowers to repay their loans in full on a timely basis. Recessionary economic conditions tend to result in higher vacancy and reduced rental rates and net operating incomes from commercial properties. In addition, commercial real estate values tend to be cyclical. Of the Company's $18,000 of charge-offs in fiscal 2001, none were for commercial real estate loans. The Company has significantly increased its commercial real estate loan portfolio during the past three fiscal years. Both because the size of the commercial real estate loan portfolio has increased significantly and most of the loans comprising the portfolio are unseasoned, having been originated within the last three fiscal years, the Company's past loss experience with respect to its commercial real estate loan portfolio may not be representative of the risk of loss in such portfolio in the future. See "--Allowances for Loan and Real Estate Losses."

  One-to-Four Family Lending. The Company originates both fixed-rate mortgage loans and ARM loans secured by one-to-four family residences, including, to a lesser extent, condominium and cooperative units with maturities up to 30 years. Originated loans are predominantly secured by property located in southern California. Loan originations are generally obtained from existing or past customers, residents of the local communities and loan brokers. One-to-four family loans are purchased with properties securing the loans located throughout the state of California and in certain circumstances outside of California. Included in one-to-four family loans are outstanding balances of $19.6 million of adjustable rate home equity credit lines tied to the Wall Street Prime index. These loans are generally secured by a first or second trust deed, with maturities up to 25 years.

  During the year ended June 30, 2001, the Company originated $34.1 million of one-to-four family loans. The Company's policy is to originate one-to-four family loans in amounts generally up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. Declines in the real estate values in the Company's lending areas may result in increases in the loan-to-value ratio on some one-to-four family loans subsequent to origination.

  At June 30, 2001, the Company's one-to-four family loan portfolio had decreased to $311.9 million, or 28.01% of gross loans, from $315.7 million, or 30.73% of gross loans, at June 30, 2000, a decrease of $3.8 million. The one-to-four family loan portfolio decreased in total dollar amount during fiscal 2001 by 1.20%, and decreased as a percentage of gross loans by 2.72%. During fiscal 2001, one-to-four family loans purchased were $48.4 million. Of the $311.9 million one-to-four family loans outstanding at June 30, 2001, 35.18% were fixed-rate loans and 64.82% were ARM loans.

  Certain Loan Terms. Since 1982, the Company has emphasized the origination of ARM loans for retention in its portfolio. This practice has enabled the Company to reduce its interest rate risk exposure by concentrating its loan portfolio in assets with either shorter terms or more frequent repricing, or both. At June 30, 2001, approximately 96.14% of the Company's multifamily, 89.90% of its commercial real estate and 64.82% of its one-to-four family loans were ARM loans. The Company also originates fixed-rate loans in response to customer demand. The type of loans the Company originates is dependent upon the relative customer demand for fixed-rate or ARM loans, which in turn is affected by the current and expected level of interest rates. Historically, the Company has sold fixed-rate loans in the secondary market to FNMA, FHLMC and others. During fiscal 2001, the Company retained certain fixed-rate loans in its portfolio.

  The interest rates for approximately 40% of the Company's ARM loans in portfolio are indexed to the 11th District Cost of Funds Index ("COFI"). The Company currently offers a number of ARM loan programs with interest rates tied to Treasury bill based and COFI indices that adjust monthly, semi-annually, annually or once every five years, some of which have payment caps. Because of payment caps and the different times at which interest rate adjustments and payment adjustments are made, in periods of rising interest rates monthly payments may not be sufficient to pay the interest accruing on some of the Company's ARM loans. The amount of any shortfall ("negative amortization") is added to the principal balance of the loan to be repaid through future monthly payments, which could cause increases in the amount of principal owed to the Company over that which was originally lent. The Company currently has approximately $579.7 million in mortgage loans that may be subject to negative amortization. During the years ended June 30, 2001, 2000 and 1999, the negative amortization associated with these loans totaled $288,000, $109,000, and $223,000, respectively. Significant negative amortization can increase the associated risk of default on loans, particularly for loans originated with relatively high loan-to-value ratios. Based on historical experience, management does not believe that the loss experience on the loans that are subject to negative amortization is materially different from the loss experience on the balance of its portfolio.

  Mortgage loans originated by the Company generally include due-on-sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Company's consent. Due-on-sale clauses are an important means of adjusting the rates on the Company's fixed rate multifamily and commercial mortgage loan portfolios and the Company has generally exercised its rights under these clauses.

  Loan Approval Procedures and Authority. The Company's Board of Directors has a standing Loan Committee. The Loan Committee is primarily responsible for establishing the lending policies of the Company, review of large loans, and insuring adherence to policies and procedures. The Board of Directors has authorized the following persons to approve loans up to the amounts indicated: mortgage loans in amounts of $1.0 million and below may be approved by the respective Loan Division Manager or his designate; mortgage loans in excess of $1.0 million and up to $1.5 million require the approval of the President or any member of the Loan Committee; and mortgage loans in excess of $1.5 million require the approval of at least two members of the Loan Committee.

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

  At June 30, 2001, 2000 and 1999, delinquencies in the Company's loan portfolio were as follows:

                                 2001                              2000                              1999
                   --------------------------------- --------------------------------- ---------------------------------
                      60-89 Days    90 Days or More     60-89 Days    90 Days or More     60-89 Days    90 Days or More
                   ---------------- ---------------- ---------------- ---------------- ---------------- ---------------- -------
                   Number Principal Number Principal Number Principal Number Principal Number Principal Number Principal
                     of    Balance    of    Balance    of    Balance    of    Balance    of    Balance    of    Balance
                   Loans  of Loans  Loans  of Loans  Loans  of Loans  Loans  of Loans  Loans  of Loans  Loans  of Loans
                   ------ --------- ------ --------- ------ --------- ------ --------- ------ --------- ------ ---------
                                                          (Dollars in thousands)
One-to-four
 family..........     9    $  996     53    $1,444      2     $109      28    $1,247      8    $  456     54    $2,662
Multifamily......     1       524      2       183      1      526      --       --      --       --      --       --
Commercial.......    --       --      --       --      --      --       --       --       2     1,674      1        78
Other loans......    --       --       1        35     --      --       --       --       2        61      2       121
                    ---    ------    ---    ------    ---     ----     ---    ------    ---    ------    ---    ------
 Total...........    10    $1,520     56    $1,662      3     $635      28    $1,247     12    $2,191     57    $2,861
                    ===    ======    ===    ======    ===     ====     ===    ======    ===    ======    ===    ======
Delinquent loans
 to total gross
 loans...........            0.14%            0.15%           0.06%             0.12%            0.26%            0.34%

  The loans in the above table have been considered in connection with the Company's overall assessment of the adequacy of its allowance for loan losses. However, there can be no assurance that the Company will not have to establish additional loss provisions for these loans in the future. See "--Allowances for Loan and Real Estate Losses."

  Classification of Assets. Federal regulations and the Company's Classification of Assets Policy require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Company has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Company currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Loans can be considered "Substandard" for other reasons in addition to the paying capacity and underlying collateral, based on the Company's Classification of Assets Policy. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full", on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." See "--Regulation and Supervision--Classification of Assets." The Company's Internal Asset Review Committee monthly reviews and classifies the Company's assets and reports the results of its review to the Company's Board of Directors.

  The following table sets forth information with respect to the classified assets of the Company at June 30, 2001 and 2000.

                                                         At June 30, At June 30,
                                                            2001        2000
                                                         ----------- -----------
                                                         Substandard Substandard
                                                         ----------- -----------
                                                             (In thousands)
Real estate loans:
  One-to-four family....................................   $4,591      $ 5,199
  Multifamily...........................................    2,988        2,845
  Commercial and Land...................................      --         2,529
  Other loans...........................................       44          --
REO.....................................................        6          639
                                                           ------      -------
Total Classified Assets.................................   $7,629      $11,212
                                                           ======      =======

  Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", and as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," the Company recognizes impairment on troubled collateral dependent loans by creating a specific valuation allowance. At June 30, 2001 and 2000, the specific valuation allowances totaled $172,000 and $521,000, respectively. The loans for which a specific valuation allowance was established are in the process of collection. At such time that these loans are deemed uncollectible, the specific valuation allowance will be charged off.

  In addition to adversely classified assets, assets which do not currently expose the Company to sufficient risk to warrant adverse classification but possess weaknesses are designated "Special Mention." According to OTS guidelines, Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. At June 30, 2001, $8.2 million of assets were graded as Special Mention, compared to $6.4 million at June 30, 2000.

  These assets have been considered in connection with the Company's overall assessment of the adequacy of its allowance for loan losses; however, there can be no assurance that the Company will not establish additional loss provisions for these assets in the future. See "--Allowances for Loan and Real Estate Losses."

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

                                                   At June 30,
                                       ---------------------------------------
                                        2001    2000    1999    1998    1997
                                       ------  ------  ------  ------  -------
                                             (Dollars in thousands)
Real estate loans:
  One-to-four family.................. $2,440  $1,356  $3,062  $2,779  $ 3,226
  Multifamily.........................    707     526     --    2,257    2,387
  Commercial and land.................    --    1,707   1,752   1,912    2,926
Other:
  Consumer loans......................     35     --      170     --       --
                                       ------  ------  ------  ------  -------
  Total nonaccrual loans(1)...........  3,182   3,589   4,984   6,948    8,539
Troubled debt restructured loans......    --      211     218     223      229
                                       ------  ------  ------  ------  -------
  Total nonperforming loans...........  3,182   3,800   5,202   7,171    8,768
Real estate acquired through
 foreclosure..........................      6     639   2,340   2,678    1,720
                                       ------  ------  ------  ------  -------
  Total nonperforming assets.......... $3,188  $4,439  $7,542  $9,849  $10,488
                                       ======  ======  ======  ======  =======
Ratios:
  Net charge-offs to average loans....    -- %   0.01%   0.15%   0.18%    0.47%
  Total allowance for loan losses as a
   percentage of gross loans..........   0.98    0.99    1.02    1.12     1.18
  Total allowance for loan losses as a
   percentage
   of total nonperforming loans(2).... 343.90  267.39  166.94  110.93    88.64
  Total allowance as a percentage of
   total nonperforming assets(3)...... 343.26  228.90  115.14   82.55    75.77
  Total nonaccrual loans as a
   percentage of gross loans(1).......   0.29    0.35    0.58    0.98     1.29
  Nonperforming loans as a percentage
   of gross loans(2)..................   0.29    0.37    0.61    1.01     1.33
  Nonperforming assets as a percentage
   of total assets(4).................   0.24    0.37    0.74    1.11     1.31

--------
(1) Nonaccrual loans are net of specific allowances of $0, $0, $68,000, $945,000, and $1.0 million for the years ended June 30, 2001, 2000, 1999,
    1998, and 1997 respectively.
(2) Nonperforming loans include nonaccrual and troubled debt restructured loans. Gross loans include loans held for sale.
(3) Total allowance includes loan and REO valuation allowances.
(4) Nonperforming assets include nonperforming loans and REO.

  The gross amount of interest income on nonaccrual loans that would have been recorded during the years ended June 30, 2001, 2000, and 1999 if the nonaccrual loans had been current in accordance with their original terms was $264,000, $312,000 and $424,000, respectively. For the years ended June 30, 2001, 2000 and 1999, $152,000, $247,000 and $295,000, respectively, was actually earned on nonaccrual loans and is included in interest income on loans in the consolidated statements of operations for such years included in this report. Interest income earned on nonaccrual loans is generally recorded utilizing the cash-basis method of accounting. See "Financial Statements and Supplementary Data."

Impaired Loans

  A loan is considered impaired when based on current circumstances and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Creditors are required to measure impairment of a loan based on any one of the following: (i) the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, (ii) an observable market price or (iii) the fair value of the loan's underlying collateral. The Company measures impairment based on the fair value of the loan's underlying collateral property. Impaired loans exclude large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include one-to- four family loans with principal balances of less than $300,000, commercial properties with balances of less than $500,000 and multifamily loans with balances of less than $750,000.

  Factors considered as part of the periodic loan review process to determine whether a loan is impaired, as defined under SFAS 114 and as amended by SFAS 118, address both the amount the Company believes is probable that it will collect and the timing of such collection. As part of the Company's loan review process the Company considers such factors as the ability of the borrower to continue to meet the debt service requirements, assessments of other sources of repayment, the fair value of any collateral and the Company's prior history in dealing with the particular type of loan involved. In evaluating whether a loan is considered impaired, insignificant delays (less than twelve months) in the absence of other facts and circumstances would not alone lead to the conclusion that a loan was impaired.

  At June 30, 2001 and 2000, the Company had a gross investment in impaired loans of $874,000 and $1.7 million, respectively. During the years ended June 30, 2001 and 2000, the Company's average investment in impaired loans was $1.3 million and $1.7 million respectively, and for the years then ended, interest income on such loans totaled $104,000 and $126,000, respectively. Interest income on impaired loans which are performing is generally recorded in accordance with the policy for non-accrual loans. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. At June 30, 2001 and 2000, all impaired loans were performing in accordance with their contractual terms.

  The Company recognizes impairment on troubled collateral dependent loans by creating a specific valuation allowance. The loans for which a specific valuation allowance was established are in the process of collection. At such time that these loans are deemed uncollectible, the specific valuation allowance is charged-off.

  Impaired loans at June 30, 2001 include $874,000 of loans for which specific valuation allowances of $172,000 had been established. At June 30, 2000, the Company had $1.7 million of impaired loans for which specific valuation allowances of $379,000 had been established. All such provisions for losses and related recoveries are recorded as part of the total allowance for loan losses.

Allowances for Loan and Real Estate Losses

  The Company maintains valuation allowances for losses on loans and real estate that the Company's management believes to be inherent in those portfolios. The Company's management evaluates the adequacy of the level of the loss allowance quarterly as a function of its internal asset review process.

  The Company's Internal Asset Review Committee meets monthly to review and determine asset classifications and to recommend any changes to the asset valuation allowance. This committee is comprised of the Senior Loan Servicing Officer (Chairperson), Chief Executive Officer, Chief Financial Officer, Senior Income Property Lending Officer, Chief Single Family Lending Officer, Assistant Treasurer, Controller, and Internal Auditors of the Company. The Chairperson of the Internal Asset Review Committee reports to the Board of Director's Loan Committee regarding asset quality and the adequacy of valuation allowances.

  The Company's management considers various factors when assessing the adequacy of the allowance for loan losses, including risk characteristics inherent in the collateral types, asset classifications, estimated collateral values, local and national economic conditions, historical loan loss experience, and the Company's underwriting policies.

  The Company's internal asset review system and loss allowance methodology are designed to provide for timely identification of problem assets and recognition of losses. The current asset monitoring process includes the use of asset classification to segregate the assets, primarily real estate loans, into types of loans. Currently loan type classifications are one-to-four family loans, multifamily loans, commercial and land loans, and other loans.

  The allowance for loan losses consists of three elements: (i) specific valuation allowances, (ii) general valuations allowances based on historical loan loss experience and current trends, and (iii) allowance adjustments based on general economic conditions and other risk factors in the Company's individual markets.

  Specific Valuation Allowances. A specific valuation allowance for losses on a loan is established when management determines the loan to be impaired and the loss can be reasonably estimated. Generally, the Company's loans are collateral dependent, therefore, specific reserves would be established based upon the value of the underlying collateral. To comply with this policy, management has established a monitoring system that requires an annual review of real estate loans on commercial properties with balances in excess of $500,000 and for multifamily loans in excess of $750,000. In addition, all assets considered to be adversely classified or criticized are reviewed monthly for impairment. The annual review process requires an analysis of current operating statements, an evaluation of the property's current and past performance, an evaluation of the borrower's ability to repay, and an evaluation of the overall condition of the collateral. Based upon the results of the review, a new appraisal may be required.

  General Valuation Allowances. These allowances relate to assets with no well-defined deficiencies or weaknesses (i.e., assets are not impaired) and take into consideration losses that are inherent within the portfolio but have not yet been realized. General valuation allowances are determined by applying factors that include the mix of loan products within the portfolio, any change in underwriting standards, past loss experience and general economic conditions and other risk factors. Past loss experience within homogeneous loan categories is analyzed annually. The Company may revise general valuation allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan category.

  General Economic Conditions and other risk factors. The Company considers general economic conditions and other risk factors when setting valuation allowances. These factors are based on local marketplace conditions and/or events that could affect loan repayment. The assessment of general economic conditions inherently involves a higher degree of uncertainty as it requires management to anticipate the impact that economic trends, legislative actions or other unique market and/or portfolio issues have on estimated credit losses. For example, in assessing economic risks in the marketplace, management considers local unemployment trends, real estate absorption rates, expansion and contraction plans of major employers, and other similar indicators. Consideration of other risk factors typically includes recent loss experience in specific portfolio segments, trends in loan quality, concentrations of credit risk together with any internal administrative risk factors. These risk factors are carefully reviewed by management and are revised as conditions indicate.

  The Company has significantly increased its commercial and industrial real estate loan portfolio in recent years to a level of 21.55% of total gross loans at June 30, 2001, compared to 19.13%, and 16.48% at June 30, 2000 and 1999, respectively. Both because the size of the commercial real estate loan portfolio has increased significantly and most of the loans comprising the portfolio are unseasoned, having been originated within the last four fiscal years, the Company's past loss experience with respect to its commercial real estate loan portfolio may not be representative of the risk of loss in such portfolio in the future. Multifamily and commercial real estate are generally considered to involve a higher degree of credit risk and to be more vulnerable to adverse conditions in the real estate market and to deteriorating economic conditions, particularly changes in interest rates, than one-to-four family residential mortgage loans. As a result of the potentially higher risk of these loans, a higher level of general allowance for loan losses have been allocated to the multifamily and commercial real estate portfolios. These loans typically involve higher loan principal amounts and the repayment of such loans generally depend on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. In addition, multifamily and commercial real estate values tend to be more cyclical and, while the southern California real estate market remained strong in 2001, recessionary economic conditions of the type that prevailed in prior years in the Company's lending market area tend to result in higher vacancy and reduced rental rates and net operating incomes from multifamily and commercial real estate properties. According to recent data released in The UCLA Anderson Forecast, the overall economy is showing some signs of weakness. See "Business--Lending Activities--Multifamily Lending" and "--Commercial Real Estate Lending."

  The Company recorded a provision for loan losses of $800,000 for the year ended June 30, 2001, compared to $1.6 million, $1.7 million, $1.5 million and $3.0 million for the years ended June 30, 2000, 1999, 1998, and 1997, respectively. The decrease in the provision for fiscal 2001 compared to fiscal 2000 is primarily the result of lower loan growth than in prior years, however, the amount provided was deemed necessary due to the increase in the loan portfolio during fiscal 2001. The provision in fiscal 2000 and fiscal 1999 was comparable due to similar loan growth compared to prior years. The decrease in the provision for fiscal 1998 compared to fiscal 1997 was primarily a result of decreased charge-offs and nonaccrual loans during this period.

  Although the Company believes that the allowance for loan losses at June 30, 2001 is adequate, there can be no assurance that the Company will not have to establish additional loss provisions based upon future events. The Company will continue to monitor and modify its allowances for loan losses as conditions dictate. In addition, the OTS and the FDIC, as an integral part of their examination process, periodically review the Company's valuation allowance. These agencies may require the Company to establish additional allowances, based on their judgments of the information available at the time of the examination. See "Regulation and Supervision--Classification of Assets."

  The policy for loans secured by real estate, which comprise the bulk of the Company's portfolio, is to establish an allowance for loan losses in accordance with the Company's asset classification process, based on generally accepted accounting principles ("GAAP"). It has generally been the practice of the Company to "charge-off" losses after acquiring title to a property securing the loan. Prior to acquiring title to REO, losses are recognized through the establishment of valuation allowances. It is the Company's general policy to obtain appraisals on the underlying property for loans over $500,000 that are 90 days or more past due. If the loan amount is under $500,000, appraisals are obtained at the time of foreclosure. It is the policy of the Company to obtain an appraisal on all REO upon acquisition by the Company.

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

  The following table sets forth activity in the Company's total allowance for loan losses and allowance for losses on REO.

                                      At or For the Year Ended June 30,
                                   -------------------------------------------
                                    2001     2000     1999     1998     1997
                                   -------  -------  -------  -------  -------
                                               (In thousands)
Allowance for loan losses:
  Balance at beginning of year.... $10,161  $ 8,684  $ 7,955  $ 7,772  $ 7,833
  Provision for loan losses.......     800    1,600    1,700    1,450    3,001
  Allowance of portfolios
   acquired.......................     --       --       164      --       --
  Charge-offs:
    One-to-four family............     --      (125)    (189)    (428)    (714)
    Multifamily...................     --       --      (945)    (839)  (2,182)
    Commercial and land...........     --       --       --       --      (165)
    Non-mortgage..................     (18)     (14)      (1)     --        (1)
  Recoveries(1)...................     --        16      --       --       --
                                   -------  -------  -------  -------  -------
    Subtotal charge-offs, net.....     (18)    (123)  (1,135)  (1,267)  (3,062)
                                   -------  -------  -------  -------  -------
  Balance at end of year.......... $10,943  $10,161  $ 8,684  $ 7,955  $ 7,772
                                   =======  =======  =======  =======  =======

--------
(1) In 2000 recoveries were on multifamily loans.

  The following table sets forth the Company's allowance for loan losses to total loans and the percentage of loans to total loans in each of the categories listed.

                                                                At June 30,
                  -------------------------------------------------------------------------------------------------------
                               2001(1)                        2000(1)                       1999(1)
                  ------------------------------ ------------------------------ -----------------------------
                          Percentage Percentage          Percentage Percentage         Percentage Percentage
                              of      of Loans               of      of Loans              of      of Loans
                          Allowance    in Each           Allowance    in Each          Allowance    in Each
                           to Total  Category to          to Total  Category to         to Total  Category to
                  Amount  Allowance  Total Loans Amount  Allowance  Total Loans Amount Allowance  Total Loans
                  ------- ---------- ----------- ------- ---------- ----------- ------ ---------- -----------
                                                    (Dollars in thousands)
One-to-four
family........... $ 1,443    13.18%     28.01%   $ 2,392    23.54%     30.73%   $2,371    27.30%     36.65%
Multifamily......   5,883    53.76      49.47      4,903    48.25      49.20     4,216    48.55      45.93
Commercial and
land.............   3,475    31.76      21.71      2,621    25.80      19.27     1,892    21.79      16.52
Other............     142     1.30       0.81        103     1.01       0.80        98     1.13       0.90
Unallocated......     --       --         N/A        142     1.40        N/A       107     1.23        N/A
                  -------   ------     ------    -------   ------     ------    ------   ------     ------
 Total allowance
 for loan losses. $10,943   100.00%    100.00%   $10,161   100.00%    100.00%   $8,684   100.00%    100.00%
                  =======   ======     ======    =======   ======     ======    ======   ======     ======

                                                 At June 30,
                         -----------------------------------------------------------
                                    1998(1)                       1997(1)
                         ----------------------------- -----------------------------
                                Percentage Percentage         Percentage Percentage
                                    of      of Loans              of      of Loans
                                Allowance    in Each          Allowance    in Each
                                 to Total  Category to         to Total  Category to
                         Amount Allowance  Total Loans Amount Allowance  Total Loans
                         ------ ---------- ----------- ------ ---------- -----------
                                           (Dollars in thousands)
One-to-four family...... $1,421    17.86%     39.26%   $1,709    21.99%     45.47%
Multifamily.............  3,556    44.70      48.72     3,318    42.69      45.77
Commercial and land.....  1,337    16.81      10.97     1,295    16.66       8.60
Other...................     38     0.48       1.05       --       --        0.16
Unallocated.............  1,603    20.15        N/A     1,450    18.66        N/A
                         ------   ------     ------    ------   ------     ------
 Total allowance
 for loan losses........ $7,955   100.00%    100.00%   $7,772   100.00%    100.00%
                         ======   ======     ======    ======   ======     ======

----
(1) In 2001, 2000, 1999, 1998, and 1997, total specific allowances amounted to $172,000, $521,000, $465,000, $1.7 million, and $1.6 million, respectively.

  In fiscal 1999, the Company began purchasing one-to-four family loans outside the state of California. The Company increased the allocation of the general allowance element for this category of loans as compared to fiscal 1998 as a result of purchasing loans outside of it's primary geographic lending area which are serviced by others. The allocation of this element related to one-to-four family loans remained consistent from fiscal 1999 to fiscal 2000 as loan growth in the one-to-four family loan category was comparable. The Company re-evaluated it's allocation of general allowance within this category in fiscal 2001. The allocation of this element was reduced from fiscal 2000 to fiscal 2001 as the Company experienced continued seasoning of the one-to-four family loan portfolio with minor new production during fiscal 2001, continued paydowns and no charge-offs in the two years subsequent to the fiscal 1999 purchase of the loan portfolio and an overall increase in single family real estate prices during fiscal 2001.

  The allocation of the general allowance element increased for the multi-family and commercial loan categories from fiscal 2000 to fiscal 2001. The increase in this element was due to loan growth experienced by the Company in fiscal 2001 as compared to fiscal 2000. The allocation of the general allowance element from fiscal 1999 to fiscal 2000 for these two loan categories remained comparable due to consistent loan growth year over year.

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

  The investment policy of the Company attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. Specifically, the Company's policy generally limits investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment-grade. The Company's policy authorizes investment in marketable equity securities meeting the Company's guidelines. The policy requires that all investment purchases be ratified by the Board of Directors of the Company. At June 30, 2001, the Company had federal funds sold and other short-term investments and investment securities in the aggregate amount of $39.7 million with a fair value of $39.8 million.

  The following table sets forth certain information regarding the amortized cost and fair values of the Company's federal funds sold and other short-term investments and investment securities portfolio at the dates indicated:

                                               At June 30,
                          -----------------------------------------------------
                                2001              2000              1999
                          ----------------- ----------------- -----------------
                          Amortized  Fair   Amortized  Fair   Amortized  Fair
                            Cost     Value    Cost     Value    Cost     Value
                          --------- ------- --------- ------- --------- -------
                                             (In thousands)
Federal funds sold and
 other short-term
 investments.............  $   900  $   900  $ 3,900  $ 3,900  $25,120  $25,120
                           =======  =======  =======  =======  =======  =======
Investment securities:
  Held to maturity:
    U.S. government and
     federal agency
     obligations.........  $13,252  $13,306  $21,863  $20,780  $11,986  $11,320
                           =======  =======  =======  =======  =======  =======
  Available for sale:
    FNMA/FHLMC preferred
     stock...............  $22,500  $22,544  $ 9,500  $ 9,498  $   --   $   --
    Mutual funds.........    3,008    3,005      --       --       --       --
                           -------  -------  -------  -------  -------  -------
      Total available for
       sale..............  $25,508  $25,549  $ 9,500  $ 9,498  $   --   $   --
                           =======  =======  =======  =======  =======  =======

  The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Company's federal funds sold and other short-term investments and investment securities as of June 30, 2001.

                                                      At June 30, 2001
                         ---------------------------------------------------------------------------
                                              More than Five     More than Ten
                          One Year or Less  Years to Ten Years       Years              Total
                         ------------------ ------------------ ------------------ ------------------
                                   Weighted           Weighted           Weighted           Weighted
                         Amortized Average  Amortized Average  Amortized Average  Amortized Average
                           Cost     Yield     Cost     Yield     Cost     Yield     Cost     Yield
                         --------- -------- --------- -------- --------- -------- --------- --------
                                                       (Dollars in thousands)
Federal funds sold and
 other short-term
 investments............  $  900     3.50%   $  --       -- %   $   --      -- %   $   900    3.50%
                          ======     ====    ======     ====    =======    ====    =======    ====
Investment securities:
 Held to maturity:
   U.S. government and
    federal agency
    obligations.........  $  --       -- %   $7,947     6.58%   $ 5,305    6.50%   $13,252    6.55%
                          ======     ====    ======     ====    =======    ====    =======    ====
 Available for sale:
   FNMA/FHLMC preferred
    stock...............  $  --       -- %   $  --       -- %   $22,500    5.35%   $22,500    5.35%
   Mutual funds.........   3,008     5.41       --       --         --      --       3,008    5.41
                          ------     ----    ------     ----    -------    ----    -------    ----
     Total available for
      sale..............  $3,008     5.41%   $  --       -- %   $22,500    5.35%   $25,508    5.36%
                          ======     ====    ======     ====    =======    ====    =======    ====

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

The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. Certificate of deposit accounts in excess of $100,000 are not actively solicited by the Company nor does the Company currently use brokers to obtain deposits. The bank opened four "in-store" Wal-Mart branches in calendar year 2000 and an additional two "in-store" branches in the first six months of calendar year 2001. For the fiscal year ended June 30, 2001, the Wal-Mart "in-store" branch growth of $49.1 million represents 45.42% of the total deposit growth for the fiscal year. In addition, while the vast majority of the Bank's deposits are retail in nature, the Bank accepted $55.0 million in time deposits from a political subdivision during fiscal 2000. An additional $10.0 million was accepted from this political subdivision in fiscal 2001. The Bank considers these funds to be wholesale deposits and an alternative borrowing source rather than a customer relationship and their levels are determined by management's decision as to the most economic funding sources. Management continually monitors the Company's certificate accounts and historically the Company has retained a large portion of such accounts upon maturity. See "MD&A--Capital Resources and Liquidity--Sources of Funds and Liquidity."

  The following table presents the deposit activity of the Company for the periods indicated:

                                              For the Year Ended June 30,
                                           ------------------------------------
                                              2001         2000         1999
                                           -----------  -----------  ----------
                                                 (Dollars in thousands)
Deposits.................................. $ 1,450,952  $ 1,275,207  $1,005,505
Withdrawals...............................  (1,366,955)  (1,178,499)   (938,172)
                                           -----------  -----------  ----------
Net deposits..............................      83,997       96,708      67,333
Interest credited on deposits.............      24,108       33,682      29,596
                                           -----------  -----------  ----------
  Total increase in deposits.............. $   108,105  $   130,390  $   96,929
                                           ===========  ===========  ==========

  The following table presents the amount and weighted average rate of time deposits equal to or greater than $100,000 at June 30, 2001:

                                                            For the Year Ended
                                                               June 30, 2001
                                                           ---------------------
                                                                      Weighted
Maturity Period                                             Amount  Average Rate
---------------                                            -------- ------------
                                                                (Dollars in
                                                                thousands)
Three months or less...................................... $ 62,591     5.75%
Over three through six months.............................  116,903     4.69
Over six through 12 months................................   37,339     4.90
Over 12 months............................................   10,769     5.50
                                                           --------
Total..................................................... $227,602     5.06
                                                           ========

  The following table sets forth the distribution of the Company's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented:

                                                       For the Year Ended June 30,
                          --------------------------------------------------------------------------------------
                                      2001                         2000                         1999
                          ---------------------------- ---------------------------- ----------------------------
                                   Percentage                   Percentage                   Percentage
                                    of Total  Weighted           of Total  Weighted           of Total  Weighted
                          Average   Average   Average  Average   Average   Average  Average   Average   Average
                          Balance   Deposits    Rate   Balance   Deposits    Rate   Balance   Deposits    Rate
                          -------- ---------- -------- -------- ---------- -------- -------- ---------- --------
                                                          (Dollars in thousands)
Money market
 deposits...............  $139,984    16.35%    4.10%  $163,017    22.25%    4.33%  $137,473    21.73%    4.37%
Passbook deposits.......    22,780     2.66     1.98     21,324     2.91     1.97     18,298     2.89     1.98
NOW and other
 demand deposits........    50,176     5.86     1.38     44,497     6.07     1.42     35,219     5.57     1.35
Non-interest bearing
 deposits...............    16,071     1.88      --      14,484     1.98      --      11,890     1.88      --
                          --------   ------            --------   ------            --------   ------
 Total..................   229,011    26.75             243,322    33.21             202,880    32.07
                          --------   ------            --------   ------            --------   ------
Certificate accounts:
Three months or less....   194,825    22.75     5.84    114,463    15.62     5.01    113,440    17.93     5.18
Over three through
 six months.............   213,088    24.88     5.69    115,463    15.76     5.24    105,071    16.61     5.14
Over six through
 12 months..............   172,429    20.14     5.90    159,648    21.79     5.43    141,279    22.33     5.23
Over one to three
 years..................    34,347     4.01     5.74     92,458    12.62     5.67     65,252    10.31     5.78
Over three to five
 years..................    12,449     1.45     6.04      7,338     1.00     5.48      4,740     0.75     5.32
Over five to ten years..         5      --       --         --       --       --         --       --       --
Over ten years..........       149     0.02     5.24         44      --      5.33         16      --      5.31
                          --------   ------            --------   ------            --------   ------
 Total certificates.....   627,292    73.25     5.80    489,414    66.79     5.33    429,798    67.93     5.28
                          --------   ------            --------   ------            --------   ------
 Total deposits.........  $856,303   100.00%    5.05   $732,736   100.00%    4.67   $632,678   100.00%    4.67
                          ========   ======            ========   ======            ========   ======

  The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to contractual maturity of the certificate accounts outstanding at June 30, 2001:

                                                      Certificate Amounts Maturing in the Year Ending
                                 At June 30,                              June 30,
                          -------------------------- --------------------------------------------------
                                                                                     2006 and
                            1999     2000     2001     2002    2003    2004   2005  thereafter  Total
                          -------- -------- -------- -------- ------- ------ ------ ---------- --------
                                                     (Dollars in thousands)
Certificate accounts:
0 to 4.00%..............  $  5,861 $  4,841 $ 66,507 $ 66,507 $   --  $  --  $  --    $  --    $ 66,507
4.001 to 5.00%..........   165,299   46,406  225,575  204,942  18,289  1,335    106      903    225,575
5.001 to 6.00%..........   250,461  332,621  220,118  204,904  11,191  2,368  1,265      390    220,118
6.001 to 7.00%..........    30,233  191,638  152,699  137,499   4,406    575  6,899    3,320    152,699
7.001 to 8.00%..........       327       22      --       --      --     --     --       --         --
                          -------- -------- -------- -------- ------- ------ ------   ------   --------
 Total..................  $452,181 $575,528 $664,899 $613,852 $33,886 $4,278 $8,270   $4,613   $664,899
                          ======== ======== ======== ======== ======= ====== ======   ======   ========

  Borrowings. From time to time the Company has obtained advances from the FHLB and may do so in the future as an alternative to retail deposit funds. FHLB advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These advances are collateralized by the capital stock of the FHLB held by the Company and certain of the Company's mortgage loans. See "--Regulation and Supervision--Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Company, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. During fiscal 2001, the Company periodically borrowed advances to provide needed liquidity and to supplement retail deposit gathering activity. See "MD&A--Capital Resources and Liquidity--Sources of

Funds and Liquidity." At June 30, 2001, the Company had $276.2 million in outstanding advances from the FHLB. During fiscal 2001, the maximum amount of FHLB advances that the Company had outstanding at any month-end was $318.2 million.

  The following table sets forth certain information regarding the Company's borrowed funds at or for the periods ended on the dates indicated:

                                                   At or For the Year Ended
                                                           June 30,
                                                  ----------------------------
                                                    2001      2000      1999
                                                  --------  --------  --------
                                                    (Dollars in thousands)
FHLB advances:
 Average balance outstanding..................... $290,408  $252,284  $189,456
 Maximum amount outstanding at any month-end
  during the period.............................. $318,150  $312,139  $234,700
 Balance outstanding at end of period............ $276,150  $290,250  $234,700
 Weighted average interest rate during the
  period.........................................     6.12%     5.82%     5.69%
 Weighted average interest rate at end of period.     5.89%     6.30%     5.59%

  For information regarding securities sold under agreements to repurchase, loan repayments and prepayments and proceeds from loan sales as sources of funds for the Company, see "MD&A--Capital Resources and Liquidity--Sources of Funds and Liquidity."

Subsidiary Activities

  QCFC, a wholly owned subsidiary of the Bank, is currently engaged, on an agency basis, in the sale of mutual funds and annuity products primarily to the Bank's customers and members of the local community, and as a trustee of the Bank's deeds of trust. In the past, QCFC has been involved in real estate development projects. The Bank does not currently anticipate engaging in any real estate development projects through QCFC or otherwise in the immediate future. As of June 30, 2001, and for the year then ended, QCFC had $419,000 in total assets and net income of $136,000.

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

Personnel

  As of June 30, 2001, the Bank had 177 full-time employees and 53 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

  Pursuant to certain provisions appended to the Small Business Job Protection Act signed into law in August 1996 (the "Act"), the above-described bad debt deduction rules available to thrifts such as the Bank have been repealed. Under the Act, the Bank has changed its method of accounting for bad debts from the reserve method formerly permitted under section 593 of the Internal Revenue Code of 1986, as amended (the "Code") to the "specific charge-off" method. Under the specific charge-off method, which is governed by section 166 of the Code and the regulations thereunder, tax deductions may be taken for bad debts only if loans become wholly or partially worthless. Although the Act generally requires that qualifying thrifts recapture (i.e., include in taxable income) over a six-year period a portion of their existing bad debt reserves equal to their "applicable excess reserves," the Bank does not have applicable excess reserves subject to recapture. However, the Bank's tax bad debt reserve balance of approximately $10.9 million as of June 30, 2001 will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to stockholders in excess of the Bank's current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Bank. The Bank does not intend to make distributions to stockholders that would result in recapture of any portion of its bad debt reserve. Since management intends to use the reserve only for the purpose for which it was intended, a deferred tax liability of approximately $3.8 million has not been recorded.

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

  The date of the Company's last complete Internal Revenue Service ("IRS") tax audit was December, 1985. There is a three-year statute of limitations for federal tax filings. Tax years 1997 through 2001 are considered open tax years for IRS audit purposes.

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

State and Local Taxation

  State of California. The California franchise tax rate applicable to the Company equals the franchise tax rate applicable to corporations generally plus an "in lieu" rate approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Bank); however, the total tax rate currently applicable to the Company cannot exceed 10.84% for the 2001 calendar year. Under California regulations, bad debt deductions are available in computing California franchise taxes using a three or six year weighted average loss experience method. The Company and its California subsidiary file California state franchise tax returns on a combined basis.

  The date of the Company's last examination by the California Franchise Tax Board was December 1997. There is a four-year statute of limitations for state tax filings. Tax years 1998 through 2001 are considered open for California Franchise Tax audit purposes.

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

  The Company and the Bank are subject to the examination, supervision and reporting requirements of the OTS, their primary federal regulator, including a requirement for the Bank of at least one full scope, on-site examination every year. The Director of the OTS is authorized to impose assessments on the Bank to fund OTS operations, including the cost of examinations. The Bank is also subject to examination, when deemed necessary, and supervision by the FDIC, and the FDIC has "back-up" authority to take enforcement action against the Bank if the OTS fails to take such action after a recommendation by the FDIC. The FDIC may impose assessments on the Bank to cover the cost of FDIC examinations. The FDIC is no longer able to conduct separate examinations of the Bank except in exigent circumstances. In addition, the Bank is subject to regulation by the FRB with respect to certain aspects of its business.

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

Activities Restrictions

  Qualified Thrift Lender Test. The qualified thrift lender ("QTL") test requires that, in at least nine out of every twelve months, at least 65% of a savings bank's "portfolio assets" must be invested in a limited list of "qualified thrift investments," primarily investments related to housing loans and certain other assets. If the Bank fails to satisfy the QTL test and does not requalify as a QTL within one year, the Company must register and be regulated as a bank holding company, and the Bank must either convert to a commercial bank charter or become subject to restrictions on branching, business activities and dividends as if it were a national bank. At June 30, 2001, approximately 81.37% of the Bank's portfolio assets constituted qualified thrift investments and the Bank met the QTL test each month in fiscal 2001.

  Investment and Loan Limits. In general, federal savings institutions such as the Bank may not invest directly in equity securities, debt securities that are not rated investment grade, or real estate, other than real estate used for the institution's offices and related facilities. Direct equity investment in FNMA and FHLMC preferred stocks is allowed under Section 5 of the Home Owners' Loan Act ("HOLA"). Indirect equity investment in real estate through a subsidiary is permissible, but subject to limitations based on the amount of the institution's assets, and the institution's investment in such a subsidiary must be deducted from regulatory capital in full.

  Loans by a savings institution to a single borrower are generally limited to 15% of the institution's "unimpaired capital and unimpaired surplus," which is similar but not identical to total capital. Aggregate loans by the Bank that are secured by nonresidential real property are generally limited to 400% of the institution's total capital. Commercial loans not secured by real property may not exceed 20% of the Bank's total assets, provided, however, that amounts in excess of 10% of the Bank's total assets are used only for small business loans. Consumer loans may not exceed 35% of the Bank's total assets. At June 30, 2001, the Bank was in compliance with the above investment limitations.

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

  Safety and Soundness Standards. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required the OTS to prescribe for savings associations minimum acceptable operational and managerial standards, and standards for asset quality, earnings, and stock valuation. The standards cover internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and quality, earnings, and compensation, fees and benefits. Any institution that fails to meet the OTS regulations promulgated under the safety and soundness requirements must submit an acceptable plan for compliance or become subject to the ability of the OTS, in its discretion, to impose operational restrictions similar to those that would apply to a failure to meet minimum capital requirements as discussed below.

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

Deposit Insurance

  Deposit Insurance Premium Assessments. The FDIC has established a risk-based system for setting deposit insurance assessments on deposits. Currently, all of the Bank's deposits are SAIF-insured. Under the risk-based assessment system, an institution's insurance assessment will vary depending on the level of capital the institution holds and the degree to which it is the subject of supervisory concern to the FDIC. SAIF-assessed deposits are currently subject to insurance premiums between 0.0% and 0.27%. The Bank's assessment rate was 0.0% as of June 30, 2001.

  Also, the FDIC assesses SAIF member and BIF member institutions to fund interest payments on certain bonds issued by the Financing Corporation ("FICO debt"). Until December 31, 1999, BIF members were assessed at approximately one-fifth the rate at which SAIF members were assessed. After December 31, 1999, BIF and SAIF members are being assessed at the same rate of 0.0188% on deposits. Currently, all of the Bank's deposits are SAIF-insured. See "Business--Federal Taxation" for a discussion of recent changes concerning bad debt deductions historically available to qualifying thrift institutions.

Regulatory Capital Requirements

  The OTS's capital regulations include three separate minimum capital requirements for the savings institution industry--a "tangible capital requirement," a "leverage limit" (also referred to as the "core capital ratio"), and a "risk-based capital requirement." These capital standards must be no less stringent than the capital standards applicable to national banks. In addition, the regulation, as written, requires institutions whose exposure to interest rate risk is deemed to be above normal to deduct a portion of such exposure in calculating their risk-based capital requirements. OTS, however, delayed the implementation of this requirement in 1995 and, as noted below, has proposed eliminating it from the regulations. The OTS also has the authority, after giving the affected institution notice and an opportunity to respond, to establish individual minimum capital requirements ("IMCR") for a savings institution which are higher than the industry minimum requirements, upon a determination that an IMCR is necessary or appropriate in light of the institution's particular circumstances. Savings institutions that do not meet their capital requirements are subject to a number of sanctions similar to but less restrictive than the sanctions under the Prompt Corrective Action system described below, and to a requirement that the OTS be notified of any changes in the institution's directors or senior executive officers.

  The three industry minimum capital requirements are as follows:

  Tangible capital of at least 1.5% of adjusted total assets. Tangible capital is composed of (1) an institution's common stock, perpetual non-cumulative preferred stock and related earnings or surplus (excluding unrealized gains and losses on securities classified as available-for-sale), (2) certain nonwithdrawable accounts and pledged deposits and (3) the amount, if any, of equity investment by others in the institution's subsidiaries, after deducting
(a) the institution's investments in, and extensions of credit to, subsidiaries engaged as principal in activities not permissible for national banks, net of any reserves established against such investments and (b) certain non-qualifying intangible assets. Deferred tax assets whose realization depends on the institution's future taxable income or on the institution's tax planning strategies must also be deducted from tangible capital to the extent that such assets exceed the lesser of (1) 10% of core capital, or
(2) the amount of such assets that can be realized within one year, unless such assets were reportable as of December 31, 1992, in which case no deduction is required.

  In general, adjusted total assets equal the institution's consolidated total assets, minus any assets that are deducted in calculating the amount of capital. At June 30, 2001, the Bank's ratio of tangible capital to adjusted total assets was 7.81%.

  Core capital of at least 4% of adjusted total assets. Core capital consists of tangible capital plus (1) qualifying intangibles such as certain mortgage servicing rights and purchased credit card relationships and (2) any core deposit premium in existence on March 4, 1994 whose inclusion in core capital is grandfathered by the OTS. At June 30, 2001, the Bank's core capital ratio was 7.81%.

  Total capital of at least 8% of risk-weighted assets. Total capital includes both core capital and "supplementary" capital items deemed less permanent than core capital, such as subordinated debt and general loan loss allowances (subject to certain limits). At least half of total capital must consist of core capital. Risk-weighted assets are determined by multiplying each category of an institution's assets, including certain assets sold with recourse and other off balance sheet assets, by an assigned risk weight based on the credit risk associated with those assets, and adding the resulting sums. The amount of risk-based capital, however, that may be required to be maintained by the institution for recourse assets cannot be greater than the total of the recourse liability. Generally, the four risk-weight categories include zero percent for cash and government securities, 20% for certain high-quality investments, 50% for certain qualifying one-to-four family and multifamily mortgage loans and 100% for assets (including past-due loans and real estate owned) that do not qualify for preferential risk-weighting. At June 30, 2001, the Bank's risk-based capital ratio was 12.96%, and accordingly the Bank exceeded all three of the industry minimum capital requirements.

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

  OTS issued a notice of proposed rulemaking on March 15, 2001, soliciting comments on whether it should make a number of changes to its capital regulations. If adopted, the proposed rule will do the following: (1) change the risk weighting requirements for one-to-four family homes; (2) eliminate the requirement that a thrift must deduct from total capital certain portions of a land loan or a nonresidential construction loan; (3) eliminate the interest rate risk component of the risk-based capital regulations; (4) increase the risk weight for high quality, stripped mortgage-related securities from 20 percent to 100 percent; (5) change certain definitions; and
(6) make certain other technical changes designed to conform OTS's treatment of reserves for loan and lease losses to that of the other banking agencies. At this time, it is impossible to tell what any final OTS regulations amending its Capital requirements may include, and what impact, if any, this proposed rulemaking will have on the Bank.

Prompt Corrective Action Requirements

  FDICIA required, and the OTS has established, five capital categories to implement a "prompt corrective action" system. These categories are: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."

  An institution is treated as well capitalized if its risk-based capital ratio is at least 10.0%, its ratio of core capital to risk-weighted assets (the "Tier 1 risk-based capital ratio") is at least 6.0%, its leverage ratio or core capital is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. At June 30, 2001, the Bank had a risk-based capital ratio of 12.96%, a Tier 1 risk-based capital ratio of 11.72%, and a core capital ratio of 7.81%, which qualified the Bank for the well-capitalized category. The Bank's capital category under the prompt corrective action system may not be an accurate representation of the Bank's overall financial condition or prospects.

  An institution will be adequately capitalized if its risk-based capital ratio is at least 8.0%, its Tier 1 risk-based capital ratio is at least 4.0%, and its core capital ratio is at least 4.0% (3.0% if the institution receives the highest rating on the OTS CAMEL financial institution's rating system). An institution whose capital does not meet the amounts required in order to be adequately capitalized will be treated as undercapitalized. If an undercapitalized institution's capital ratios are less than 6.0%, 3.0%, or 3.0% respectively, it will be treated as significantly undercapitalized. Finally, an institution will be treated as critically undercapitalized if its ratio of "tangible equity" (core capital plus cumulative preferred stock minus intangible assets other than supervisory goodwill and purchased mortgage servicing rights) to adjusted total assets is equal to or less than 2.0%.

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

  Subprime Lending. The federal banking regulatory agencies have issued joint interagency guidelines on "subprime lending." Subprime lending refers to programs that target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, or bankruptcies. Such programs may also target borrowers with questionable repayment capacity evidenced by low credit scores or high debt-burden ratios.

  In January of 2001, the OTS, along with the other federal banking agencies, issued further guidelines to regulated financial entities that engage in subprime lending. These guidelines apply to institutions that have subprime lending programs equal to or exceeding 25% of their Tier 1 capital, or have subprime portfolios experiencing rapid growth or poor performance, are administered by inexperienced management, or have inadequate control mechanisms. At this time, the Bank does not engage in any subprime lending. This guidance, however, may limit the Bank's ability to engage in subprime lending in the future.

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

  HOLA prohibits a savings and loan holding company such as the Company, directly or indirectly, or through one or more subsidiaries, from (a) acquiring control of another savings institution or savings and loan holding company without prior written approval of the OTS; (b) acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings institution or a non-subsidiary savings and loan holding company; or (c) acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies such as the Company to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

  On October 27, 2000, the OTS issued notice of a proposed rulemaking that, if adopted, will require some savings and loan holding companies to notify the OTS at least 30 days prior to undertaking certain significant business transactions. As it is proposed, the rule requires savings and loan holding companies to give OTS advance notice of: (1) the incurrence of debt, when combined with all other transactions by the company and its subsidiaries other than the thrift during the pervious 12 months, increases nonthrift liabilities by 5 percent or more, and nonthrift liabilities after the debt transaction equal 50 percent or more of the company's consolidated core capital; (2) any asset acquisition or series of asset acquisitions by the holding company or its subsidiaries during the previous 12 months that involve assets other than cash, cash equivalents and securities or other obligations guaranteed by the U.S. government and exceeds 15 percent of the holding company's consolidated assets; and (3) any transaction, that when combined with all transactions during the previous 12 months, reduces the company's capital by 10 percent or more. These notice requirements do not, however, apply to any holding company with consolidated subsidiary thrift assets equal to less than 20 percent of the company's total assets or with consolidated holding company capital of at least 10 percent.

  The proposed regulation would also formalize OTS's practices for reviewing the capital adequacy of savings and loan holding companies. Under this proposal, when considering the appropriate level of capital for a holding company, the OTS will consider: (1) the overall risk of the thrift and the consolidated entity; (2) their tangible and equity capital; (3) the holding company's debt to capital ratio;

(4) the investments and activities funded by debt; (5) cash flows and earnings volatility; (6) reliance on dividends from subsidiaries to service debt; and
(7) the thrift's position in the holding company's corporate structure.

  The comment period for these proposed regulations expired on February 9, 2001. At this time, it is impossible to determine the provisions of any regulations the OTS may ultimately publish, or the impact of such regulations on the Company or the Bank. Because of the large number of comments received by the OTS regarding this proposal, the agency will issue another notice of proposed rulemaking on holding company supervision for further comment.

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

  Under Section 23A and Section 11 of HOLA, specific restrictions apply to transactions in which the Bank provides funding to its affiliates: the Bank may not purchase the securities of an affiliate; make a loan to any affiliate that is engaged in activities not permissible for a bank holding company; or acquire from an affiliate any asset that has been classified, a nonaccrual loan, a restructured loan, or a loan that is more than 30 days past due. As to affiliates engaged in bank holding company-permissible activities, the aggregate of (a) loans, guarantees, and letters of credit provided by the savings bank for the benefit of any one affiliate, and (b) purchases of assets by the savings bank from the affiliate, may not exceed 10% of the savings bank's capital stock and surplus (20% for the aggregate of permissible transactions with all affiliates). All loans to affiliates must be secured by collateral equal to at least 100% of the amount of the loan (130% if the collateral consists of equity securities, leases or real property).

  The Federal Reserve Board recently published a notice of proposed rulemaking to promulgate regulations governing transactions with affiliates designed to implement Sections 23A and 23B. Although entities like the Bank that are regulated by OTS are not subject to these proposed rules, it is possible that the OTS may initiate a parallel rulemaking or may otherwise implement Sections 23A and 23B, as applied to federal savings associations in a parallel manner. The likelihood of any such OTS rulemaking or other action, or the impact on the Bank, is uncertain.

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

  Additionally, as of June 30, 2001, the Bank had a tax bad debt reserve balance of approximately $10.9 million. Any distribution by the Bank to the Company that exceeds the Bank's current or accumulated earnings and profits as calculated for federal income tax purposes would be treated as a distribution of the bad debt reserve and would be subject to recapture taxes of up to 51%. See "Business--Federal Taxation" regarding recently enacted changes relating to bad debt reserve recapture. The Bank does not intend to make distributions to stockholders that would result in recapture of any portion of its bad debt reserve. Since management intends to use the reserve only for the purpose for which it was intended, a deferred tax liability of approximately $3.8 million has not been recorded.

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

  Under the CRA regulations of the OTS and the other federal banking agencies, an institution's performance in making loans and investments and maintaining branches and providing services in low-and moderate-income areas within the communities that it serves is evaluated. In connection with its assessment of CRA performance, the OTS assigns a rating of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance." Based on the latest examination conducted by the OTS in 2001, the Bank was rated outstanding.

Federal Home Loan Bank System

  The Federal Home Loan Banks provide a credit facility for member institutions. As a member of the FHLB of San Francisco, the Bank is required to own capital stock in the FHLB of San Francisco in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential loans, residential purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were residential mortgage loans, or 5% of its advances from the FHLB of San Francisco. At June 30, 2001, the Bank was in compliance with this requirement. Furthermore, FHLB advances must be collateralized with certain types of assets. Accordingly, the Bank has pledged certain loans to the FHLB of San Francisco as collateral for its advances. See "--Financial Modernization Legislation," below regarding legislation proposing changes in the operation of the Federal Home Loan Bank system.

  On July 9, 2001, the federal banking regulatory agencies issued an advanced notice of proposed rulemaking indicating that these agencies were going to undertake a review of their CRA regulations. The agencies committed to this evaluation upon promulgation of the current CRA regulations in 1995. This rulemaking is designed to evaluate the regulations' effectiveness in achieving the goals of the CRA, and comments are sought to determine whether changes to the CRA regulations are needed. The comment period expires on October 17, 2001. At this time, it is impossible to determine the provisions of any regulations the OTS may ultimately publish, or the impact of such regulations on the Company or the Bank.

Required Liquidity

  The Financial Regulatory Relief and Economic Efficiency Act of 2000 repealed the statutory liquidity requirement for savings associations, citing the requirement as unnecessary. In light of this action, the OTS repealed its liquidity regulations, with the following exceptions. Savings associations must continue to maintain sufficient liquidity to ensure its safe and sound operation; the appropriate level of liquidity will vary depending on the activities in which the savings association engages. The Bank's average liquidity ratio in fiscal year 2001 equaled 4.25%; the Bank believes that this level of liquidity is consistent with its safe and sound operation.

  The repeal of the OTS' liquidity regulations was effected as an interim rule with request for comments. The comment period expired May 14, 2001 and the OTS adopted the interim rule as a final rule on July 18, 2001. The Bank does not believe this rule change will have any adverse impact on the Bank's operations.

Federal Reserve System

  The Federal Reserve Board requires savings institutions to maintain reserves against certain of their transaction accounts (primarily deposit accounts that may be accessed by writing unlimited checks). For the calculation period including June 30, 2001, the Bank was not required to maintain reserves with the Federal Reserve Board because it maintains certain levels of cash on hand at its branches and with the requisite custodian. If balances are maintained to meet the reserve requirements imposed by the Federal Reserve Board, they do not earn interest but may be used to satisfy the Bank's liquidity requirements discussed above.

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

  The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties, except under certain conditions permissible or mandated by law, unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. On June 1, 2000, the federal banking agencies, including the OTS, issued a joint final rule implementing the privacy provisions of the G-L-B Act. The joint rule became effective on November 13,

2000, with compliance optional until July 1, 2001. Management does not believe that complying with the new consumer privacy provisions or regulations will have a significant impact on our business.

  The G-L-B Act contains significant revisions to the Federal Home Loan Bank System. The G-L-B Act imposes new capital requirements on the Federal Home Loan Banks and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the Federal Home Loan Banks annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. Accordingly, this change will result in a greater obligation in years where Federal Home Loan Banks have high-income levels, thereby reducing the returns on member's investments. In addition, the G-L-B Act expands the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agribusinesses. If the increase in the permissible uses for advances leads to an increase in demand, this may increase the cost of borrowing. The G-L-B Act, further, makes membership in the Federal Home Loan Bank voluntary for federal savings associations.

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

Online Banking Regulatory Review

  Pursuant to section 729 of the G-L-B Act, the OTS announced on June 11, 2001 that it would undertake a study to report findings and conclusions to Congress, together with recommendations for appropriate legislative or regulatory actions to adapt existing legal requirements to online banking and lending. In connection with this study, the OTS solicited comments on the following: (1) how may OTS facilitate the use of technology in financial operations consistent with safety and soundness; and (2) how may OTS enhance the electronic operational flexibility of savings associations, consistent with safety and soundness. The comment period expired on August 10, 2001. At this time, it is impossible to determine the provisions of any rules the OTS may ultimately publish or the nature of any recommendations that the OTS may make to Congress, or the impact of such rules or recommendations on the Company or the Bank.

Consumer Protection Regulations

  Pursuant to the Section 47 of the G-L-B Act, in December 2000, the federal banking regulatory agencies adopted consumer protection rules governing the sale of insurance products by depository institutions. These rules, which became effective on April 1, 2001, apply to any depository institution or any person selling, soliciting, advertising or offering insurance products or annuities to a consumer at an office of the financial institution or on its behalf. Generally, these regulations require that, if insurance products are sold on a depository institution's premises, the depository institution must, to the extent practicable, keep the area where it conducts transactions involving insurance products or annuities physically segregated from areas where retail deposits are routinely accepted from the general public (i.e., teller windows and teller lines). In addition, the regulations require the selling institution to disclose certain information to the consumer, and provide that the depository institution may not condition the extension of credit on the purchase of an insurance product from that financial institution or an affiliated entity, or an agreement not to purchase an insurance product from an unaffiliated entity.

  Through its wholly owned subsidiary, QCFC, the Company sells insurance to the Bank's customers and other members of the local community. The G-L-B Act imposed consumer protection provisions apply to the Company's sale of insurance, and may limit the Company's ability to sell insurance products through the Bank and to the Bank's customers.

ITEM 2. PROPERTIES.

  At June 30, 2001, the Company conducted its business through its administrative office and seventeen retail full service branch offices. The administrative office is located at 7021 Greenleaf Avenue, Whittier, California 90602. The branches are located in Los Angeles, Orange and Riverside Counties in California.

  The Company owns the building and land occupied by its administrative office and four of its branches. The remaining thirteen branches are operated pursuant to leases or licenses expiring at various dates through December 2012. The company does not anticipate difficulties in renewing those leases that expire within the next several years or in obtaining other lease arrangements, if necessary.

  As of June 30, 2001, the net book value of the owned facilities totaled $2.1 million, the net book value of the leasehold improvements was $1.5 million, and furniture, fixtures and equipment had a net book value of $1.4 million.

  The Company continuously evaluates the suitability and adequacy of its offices to maintain efficient and attractive facilities. The Company believes that its current facilities are adequate to meet its present and immediately foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No items were submitted to a vote of stockholders during the quarter ended June 30, 2001.

ITEM 4A. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The following table sets forth the names and principal occupations of the directors and executive officers of the Company as of June 30, 2001.

             Name                            Principal Occupation
 ---------------------------- -------------------------------------------------
 DIRECTORS:
    J. L. Thomas              Chairman of the Board of the Company and of the
                               Bank
    Frederic R. (Rick) McGill President and Chief Executive Officer of the
                               Company and of the
                               Bank
    David S. Engelman         Private Investor and Corporate Director
    Alfred J. Gobar           Retired President and Chairman, AJGA, Inc., an
                               economics consulting firm
    Wayne L. Harvey           C.P.A., Retired
    David K. Leichtfuss       President, Broadview Mortgage, a mortgage banking
                               company
    Edward L. Miller          Partner, law firm of Bewley, Lassleben & Miller
    D. W. Ferguson            Director Emeritus of the Company and of the Bank
 EXECUTIVE OFFICERS(1):
    Frederic R. (Rick) McGill President and Chief Executive Officer
    Kathryn M. Hennigan       Corporate Secretary and Senior Vice President,
                               Administrative
                               Services
    Hank H. Kadowaki          Senior Vice President, Income Property Lending of
                               the Bank
    Jerrold S. Perisho        Senior Vice President, In-Store Banking of the
                               Bank
    Harold L. Rams            Senior Vice President, Single Family Lending of
                               the Bank
    Karen A. Tannheimer       Senior Vice President, Loan Service of the Bank
    Robert C. Teeling         Senior Vice President, Retail Banking of the Bank
    Dwight L. Wilson          Senior Vice President, Treasurer and Chief
                               Financial Officer

--------
(1) Unless otherwise noted, the indicated principal occupation of the executive officers is with the Company and the Bank.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS.

  The Company's common stock is traded on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System ("Nasdaq-NMS") under the symbol QCBC. At September 25, 2001, the Company had approximately 295 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 5,181,692 outstanding shares of common stock. The following table sets forth for the fiscal quarters indicated the range of high and low bid information per share of the common stock of the Company as reported on the Nasdaq-NMS.

                          Fiscal 2001                     Fiscal 2000
                ------------------------------- -------------------------------
                  4th     3rd     2nd     1st     4th     3rd     2nd     1st
                Quarter Quarter Quarter Quarter Quarter Quarter Quarter Quarter
                ------- ------- ------- ------- ------- ------- ------- -------
High........... 29 9/16 25 3/4  26      19 3/4  15 7/16 16 7/8  17 3/8  18
Low............ 22 3/4  22 3/8  14 1/2  15      13      12 3/8  16      15 3/4

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

  The Company's principal source of income in fiscal 2001 was interest from investments. Dividends from the Bank are a potential source of income for the Company. On May 19, 2000, the Bank declared a $1.0 million dividend payable to the Company based on an authorization by the Board of Directors of the Bank. The payment of dividends and other capital distributions by the Bank to the Company is subject to regulation by the OTS. The OTS has promulgated a regulation that addresses a savings institution's ability to make a capital distribution according to the institution's capital position. Effective April 1, 1999, the OTS amended its capital distributions regulation. The new rule establishes a "safe-harbor" for capital distributions that institutions can make without OTS prior approval or notice. It also sets forth certain conditions that specify whether a notice or an application for prior approval of the OTS is required if the safe harbor does not apply. Under its regulation, an application for the prior approval of the OTS to make a capital distribution is required if any of the following conditions are present: the institution would not be adequately-capitalized after the distribution, its examination ratings are not at least satisfactory or it is considered a problem association or in troubled condition, the total amount of all its capital distributions for the applicable calendar year (including the proposed distribution) would exceed its net income for that year to date plus its retained net income for the prior two years, or the distribution would violate an applicable prohibition or OTS imposed condition on the institution. A 30-day advance notice is required if, as is the case with the Bank, the institution is a subsidiary of a holding company, the institution would not be well-capitalized after the distribution, or the distribution would reduce the amount of or retire any part of its common or preferred stock or retire any part of a debt instrument included in total capital (other than through a regular payment on the instrument). If none of the above conditions are present, an institution is not required to file an application or notice with the OTS before making a capital distribution. See "Business--Regulation and Supervision--Savings and Loan Holding Company Regulation--Payment of Dividends and Other Capital Distributions by Bank."

  The Bank's ability to pay dividends to the Company is also subject to restriction arising from the existence of the liquidation account established upon the conversion of the Bank from mutual to stock form in December 1993. The Bank is not permitted to pay dividends to the Company if its regulatory capital would be reduced below the amount required for the liquidation account. See "Business-- Regulation and Supervision--Savings and Loan Holding Company Regulation--Payment of Dividends and Other Capital Distributions by Bank."

ITEM 6. SELECTED FINANCIAL DATA

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES
              SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

                                   At or for the Year Ended June 30,
                           ----------------------------------------------------
                              2001        2000        1999      1998     1997
                           ----------  ----------  ---------- -------- --------
                            (Dollars in thousands, except per share amounts)
Selected Financial Data:
 Total assets............. $1,313,557  $1,201,897  $1,013,437 $887,480 $801,402
 Total liabilities........  1,208,749   1,113,863     932,133  810,221  731,159
 Loans receivable, net....  1,093,168     990,675     821,190  691,026  644,964
 Loans receivable held
  for sale................      4,556      21,212      17,028    7,507      623
 Investment
  securities(1)...........     38,801      31,361      11,986    6,877   38,086
 Mortgage-backed
  securities(2)...........    125,604     109,861      99,861  115,851   74,139
 Deposits.................    916,334     808,229     677,839  580,910  553,186
 Federal Home Loan Bank
  (FHLB) advances.........    276,150     290,250     234,700  216,000  157,700
 Stockholders' equity.....    104,808      88,034      81,304   77,259   70,243

Selected Operating Data:
 Interest income.......... $  103,828  $   84,536  $   71,919 $ 64,870 $ 58,668
 Interest expense.........     61,037      48,914      40,316   39,110   34,901
                           ----------  ----------  ---------- -------- --------
   Net interest income
    before provision for
    loan losses...........     42,791      35,622      31,603   25,760   23,767
 Provision for loan
  losses..................        800       1,600       1,700    1,450    3,001
                           ----------  ----------  ---------- -------- --------
   Net interest income
    after provision for
    loan losses...........     41,991      34,022      29,903   24,310   20,766
                           ----------  ----------  ---------- -------- --------
 Other income:

   Deposit fees...........      2,475       1,610       1,089      712      480
   Loan servicing charges.      1,942       1,872       1,707     1690     1348
   Gain on sale of loans
    held for sale.........        308         316         332      175      356
   Commissions............        919         882         716      735      555
   Gain on sale of
    securities available
    for sale..............        --          --          616      --       --
   Other..................        156          62         169       16       30
                           ----------  ----------  ---------- -------- --------
     Total other income...      5,800       4,742       4,629    3,328    2,769
                           ----------  ----------  ---------- -------- --------
 Other expense:
   Compensation and
    employee benefits.....     11,617      10,470       9,459    8,375    7,829
   Occupancy, net.........      3,010       2,848       2,308    1,945    1,946
   Federal Deposit
    Insurance premiums....        370         458         527      517      855
   Data Processing........      1,096       1,049         853      730      707
   Advertising and
    promotional...........      1,309         975       1,007      924      573
   Consulting fees........        795         728         787      471      437
   Other general and
    administrative
    expense...............      3,111       2,600       2,325    2,139    2,026
                           ----------  ----------  ---------- -------- --------
   Total general and
    administrative
    expense...............     21,308      19,128      17,266   15,101   14,373
   Savings Association
    Insurance Fund special
    assessment............        --          --          --       --     3,100
   Real estate operations,
    net...................        (46)       (519)        320      595      775
   Amortization of core
    deposit intangible....        115          76         --        35      264
                           ----------  ----------  ---------- -------- --------
     Total other expense..     21,377      18,685      17,586   15,731   18,512
                           ----------  ----------  ---------- -------- --------

 Earnings before income
  taxes and cumulative
  effect of change in
  accounting principle....     26,414      20,079      16,946   11,907    5,023
 Income taxes.............     11,285       8,329       7,464    5,297    2,203
                           ----------  ----------  ---------- -------- --------
 Net earnings before
  cumulative effect of
  change in accounting
  principle...............     15,129      11,750       9,482    6,610    2,820
 Cumulative effect of
  change in accounting
  principle, net of
  taxes...................        --          --          162      --       --
                           ----------  ----------  ---------- -------- --------
 Net earnings............. $   15,129  $   11,750  $    9,644 $  6,610 $  2,820
                           ==========  ==========  ========== ======== ========
 Basic earnings per
  share................... $     3.07  $     2.34  $     1.79 $   1.21 $   0.51
                           ==========  ==========  ========== ======== ========
 Diluted earnings per
  share(3)................ $     2.90  $     2.23  $     1.70 $   1.14 $   0.49
                           ==========  ==========  ========== ======== ========


--------
(1) Includes $25,549, $9,498, $1,819, and $1,432, of investment securities available for sale at June 30, 2001, 2000, 1998 and 1997, respectively. No investment securities were available for sale at June 30, 1999.
(2) Includes $25,209, $24,404, $15,783 and $8,274 of mortgage-backed securities available for sale at June 30, 2001, 2000 1999, and 1998, respectively. No mortgage-backed securities were available for sale in 1997.
(3) Diluted earnings per share in 2001, 2000, 1999, 1998, and 1997 were calculated based on weighted average shares outstanding and equivalents of 5,215,370, 5,250,171, 5,625,256, 5,754,137, and 5,758,226 respectively.
    The weighted average shares have been adjusted to reflect the 25% stock dividends paid on May 30, 1997 and June 30, 1998.

                                        At or for the Year Ended June 30,
                                        --------------------------------------
                                         2001    2000    1999    1998    1997
                                        ------  ------  ------  ------  ------
Selected Financial Ratios and Other
 Data:
Performance Ratios:
  Return on average assets(1)..........   1.20%   1.07%   1.04%   0.78%   0.37%
  Return on average equity(1)..........  15.69   13.95   12.10    8.96    4.11
  Average equity to average assets.....   7.61    7.67    8.58    8.67    9.02
  Equity to total assets...............   7.98    7.32    8.02    8.71    8.77
  Interest rate spread during the
   period(2)...........................   3.00    2.84    2.98    2.61    2.74
  Net interest margin(3)...............   3.46    3.32    3.50    3.14    3.22
  Average interest-earning assets to
   average
   interest-bearing liabilities........ 109.32  110.50  111.60  110.97  110.17
  General and administrative expense to
   average
   assets..............................   1.68    1.74    1.86    1.78    1.89
  Other expense to average assets(1)...   1.69    1.70    1.89    1.85    2.44
  Efficiency ratio(4)..................  44.20   47.39   48.76   52.23   54.90
  Dividend pay-out ratio...............    --      --      --      --      --

Regulatory Capital Ratios:
  Core capital to adjusted total
   assets..............................   7.81    7.20    7.48    7.44    7.34
  Core capital to risk-weighted assets.  11.72   10.82   11.05   11.84   11.42
  Total capital to risk-weighted
   assets..............................  12.96   12.03   12.26   12.97   12.64
Asset Quality Ratios:
  Nonperforming loans as a percentage
   of gross
   loans(5)............................   0.29    0.37    0.61    1.01    1.33
  Nonperforming assets as a percentage
   of total
   assets(6)...........................   0.24    0.37    0.74    1.11    1.31
  Total allowance for loan losses as a
   percentage
   of gross loans......................   0.98    0.99    1.02    1.12    1.18
  Total allowance for loan losses as a
   percentage
   of total nonperforming loans........ 343.90  267.39  166.94  110.93   88.64
  Total allowance as a percentage of
   total
   nonperforming assets(7)............. 343.26  228.90  115.14   82.55   75.77
Number of:
  Deposit accounts..................... 66,880  56,958  47,259  41,535  37,603
  Mortgage loans in portfolio..........  7,682   7,550   6,757   4,640   4,546
  Mortgage loans serviced for others...  1,963   1,860   1,963   2,102   1,717
  Total full-service customer
   facilities..........................     17      14      10      10       8

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  At June 30, 2001 the Company had total assets of $1.3 billion, total deposits of $916.3 million and stockholders' equity of $104.8 million compared to total assets of $1.2 billion, total deposits of $808.2 million and stockholders' equity of $88.0 million at June 30, 2000. These changes represent a 9.29% increase in total assets and a 19.05% increase in stockholders' equity during fiscal 2001.

  The southern California real estate market in the Company's lending area continued to be strong during the fiscal year. However, according to recent data released in The UCLA Anderson Forecast, the overall economy is showing some signs of weakness. The Company's level of nonperforming assets declined from June 30, 2000, both in total dollar amount and as a percentage of total assets. The Company currently includes nonaccrual loans 60 or more days past due (less any specific allowances on these loans), troubled debt restructured loans and REO in determining its level of nonperforming assets. At June 30, 2001, the Company reported $3.2 million in nonperforming assets compared to $4.4 million and $7.5 million at June 30, 2000 and 1999, respectively. The Company recorded a provision for loan losses of $800,000 for the year ended June 30, 2001 compared to $1.6 million and $1.7 million for the years ended June 30, 2000 and 1999, respectively. See "Business--Allowances for Loan and Real Estate Losses."

Results of Operations

  General. The Company reported net earnings of $15.1 million, $2.90 per diluted share, for the year ended June 30, 2001, compared to net earnings of $11.8 million, $2.23 per diluted share, and $9.6 million, $1.70 per diluted share, for the years ended June 30, 2000 and 1999, respectively. This increase in earnings for fiscal 2001 compared to fiscal 2000 was primarily attributable to an increase in net interest income partially offset by an increase in other expenses. Net earnings for fiscal 2000 also includes $400,000 of recaptured accrued taxes as a result of a favorable tax audit ruling. Without this tax recapture, net earnings for the fiscal year ended June 30, 2000 would have been $11.4 million, $2.15 per diluted share, representing a 26% increase in earnings per share over the previous year. The increase in net earnings for fiscal 2000 compared to fiscal 1999 was primarily a result of an increase in net income partially offset by an increase in other expenses.

  Interest Income. Interest income was $103.8 million, $84.5 million and $71.9 million for the years ended June 30, 2001, 2000, and 1999, respectively. The $19.3 million increase in interest income in fiscal 2001 compared to fiscal 2000 was primarily due to an increase in real estate loans receivable of $146.5 million and a corresponding increase in the average yield on these assets to 8.63% in fiscal 2001 compared to 8.10% in fiscal 2000. The $12.6 million increase in fiscal 2000 compared to fiscal 1999 resulted from an increase in the average balance of interest-earning assets of $168.1 million while the average yield on interest-earnings assets decreased 0.08% to 7.87%.

  Interest Expense. Interest expense was $61.0 million, $48.9 million, and $40.3 million for the years ended June 30, 2001, 2000, and 1999, respectively. The $12.1 million increase in interest expense in fiscal 2001 compared to fiscal 2000 was due to an increase in interest-bearing liabilities of $160.1 million and an increase in the average cost of interest-bearing liabilities of 0.36% to 5.40%. The $8.6 million increase in fiscal 2000 compared to fiscal 1999 resulted from an increase in the average balance of interest-bearing liabilities of $160.3 million and an increase in the average cost on interest-bearing liabilities of 0.07% to 5.04%.

  Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses was $42.8 million, $35.6 million, and $31.6 million for the years ended June 30, 2001,

2000, and 1999, respectively. The increase in 2001 compared to 2000 primarily resulted from the average yield on interest-earning assets increasing more than the average cost of interest-bearing liabilities and a substantial reduction of the cost of interest-bearing liabilities during the last quarter of the fiscal year. The increase in fiscal 2000 compared to fiscal 1999 was primarily a result of the increase in interest-earning assets relative to interest-bearing liabilities during the year partially offset by the decrease in the yield on interest-earning assets and an increase in the cost of interest-bearing liabilities.

  Provision for Loan Losses. During fiscal 2001, 2000, and 1999, the Company established $800,000, $1.6 million and $1.7 million, respectively, of provisions for losses on loans. $800,000 of loan loss provision was established during 2001 as a result of the increase in the real estate portfolio of the Company during the year. The decrease in the provision for fiscal 2001 compared to fiscal 2000 is primarily the result of lower loan growth than in prior years. The provision in fiscal 2000 and fiscal 1999 was comparable due to similar loan growth compared to prior years. Management considers the level of nonperforming assets, the regional economic conditions and relevant real estate values and other factors when assessing the adequacy of the allowance for loan losses. The southern California real estate market in the Company's primary lending area continued to be strong during fiscal 2001. However, according to recent data released in The UCLA Anderson Forecast, the overall economy is showing some signs of weakness. Management considers the level of allowance for loan losses at June 30, 2001 to be adequate. However, even though the local real estate market was strong during fiscal 2001, there can be no assurance that nonperforming assets will not increase and that the Company will not have to establish additional loss provisions based upon future events.

  Other Income. Other income increased in fiscal 2001 to $5.8 million compared to $4.7 million in fiscal 2000. Deposit fees increased to $2.5 million for fiscal 2001 compared to $1.6 million for fiscal 2000, a 53.73% increase as a result of a continued program, that began in the second quarter of fiscal 1998, with efforts to attract checking accounts as well as a larger deposit base. Other income increased slightly in fiscal 2000 to $4.7 million compared to $4.6 million in fiscal 1999. Deposit fees increased to $1.6 million for fiscal 2000 compared to $1.1 million in fiscal 1999, a 47.84% increase. In addition, other income for fiscal 1999 reflected gains on sale of securities of $616,000 compared to none in fiscal 2000.

  Other Expense. Other expense increased $2.7 million during fiscal 2001 compared to fiscal 2000 primarily due to increases in compensation and employee benefits, occupancy, and advertising expense. These increases in other expense year over year were the result of the opening of three additional retail branch offices in fiscal 2001. Other expense increased $1.1 million, or 6.25%, from $17.6 million in fiscal 1999 to $18.7 million in fiscal 2000. This increase in other expense was primarily due to an increase in compensation and employee benefits and occupancy expense. These increases during fiscal 2000 were primarily a result of three retail banking branches opened during the year and the purchase of a branch facility and its deposits from another financial institution. Included in compensation and employee benefits were expenses related to the Employee Stock Ownership Plan ("ESOP"). Companies that established an ESOP after 1992 are required to account for the expense of the ESOP at the fair value of the related shares released. The expense related to the ESOP was $1.0 million for each of the fiscal years ended June 30, 2001, 2000, and 1999.

  The following is a summary of other general and administrative expenses for the fiscal years ended:

                                                            June 30,
                                                  -----------------------------
                                                   2001        2000       1999
                                                  ------- -------------- ------
                                                          (In thousands)
   Professional fees............................. $   341     $  290     $  246
   Bank service charges..........................     423        324        305
   Miscellaneous loan expenses...................     201        175        316
   Other.........................................   2,146      1,811      1,458
                                                  -------     ------     ------
                                                  $ 3,111     $2,600     $2,325
                                                  =======     ======     ======

  Income Taxes. Income taxes increased by $3.0 million from $8.3 million in fiscal 2000 to $11.3 million in fiscal 2001. Income taxes increased by $865,000 from $7.5 million in fiscal 1999 to $8.3 million in fiscal 2000. The effective tax rate was 42.72%, 41.48% and 44.05% for the years ended June 30, 2001, 2000, and 1999, respectively. The decrease in the effective tax rate for fiscal 2000 as compared to fiscal 1999 is primarily a result of a $400,000 recapture of accrued taxes due to a favorable tax audit ruling.

  Cumulative Effect of Change in Accounting Principle. The Company implemented SFAS No. 133 effective July 1, 1998. Upon implementation, approximately $78.0 million in MBS were reclassified from held to maturity to available for sale. The Company has accounted for the gains or losses on the sale of any such reclassified MBS sold within 90 days of the reclassification date as the cumulative effect of a change in accounting principle. Any gains or losses recorded on such reclassified securities sold 90 days or more after the reclassification date have been recorded as gain or losses on sale of securities available for sale. In the first quarter of fiscal 1999, the Company sold $29.6 million of these reclassified MBS for a gain after tax of $162,000.

Financial Condition

  The Company's consolidated assets totaled $1.3 billion at June 30, 2001, compared to $1.2 billion at June 30, 2000. Stockholders' equity totaled $104.8 million at June 30, 2001 compared to $88.0 million at June 30, 2000.

  Loans and MBS (including assets held or available for sale) increased to $1.2 billion at June 30, 2001, from $1.1 billion at June 30, 2000. Loans originated and purchased for investment were $292.9 million for the year ended June 30, 2001, compared to $299.2 million for the same period the previous year. MBS purchased for investment increased to $42.3 million at June 30, 2001, from $12.0 million for the same period the previous year.

  At June 30, 2001, the Company's multifamily loan portfolio totaled $550.9 million, or 49.47% of gross loans, an increase of 9.0% as compared to $505.4 million at June 30, 2000, and its commercial loan portfolio totaled $240.0 million, or 21.55% of gross loans, an increase of 22.12% as compared to $196.5 million at June 30, 2000. Of the Company's $18,000 of charge-offs in fiscal 2001, all were non-mortgage loans. The Company's commercial loan portfolio increased during the past fiscal year, increasing by approximately 22.12%. Both because the size of the commercial real estate loan portfolio has increased significantly and most of the loans comprising the portfolio are unseasoned, having been originated within the last four fiscal years, the Company's past loss experience with respect to its commercial loan portfolio may not be representative of the risk of loss in such portfolio in the future. See "Business--Allowances for Loan and Real Estate Losses." Multifamily and commercial real estate loans are generally considered to involve a higher degree of credit risk and to be more vulnerable to deteriorating economic conditions than one-to-four family residential mortgage loans. These loans typically involve higher loan principal amounts and the repayment of such loans generally depend on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. Even though the southern California real estate market was strong in fiscal 2001, recessionary economic conditions of the type that have prevailed in past years in the Company's lending market area tend to result in higher vacancy and reduced rental rates and net operating incomes from multifamily and commercial real estate properties. However, according to recent data released in The UCLA Anderson Forecast, the overall economy is showing some signs of weakness. See "Business--Lending Activities--Multifamily Lending" and "--Commercial Real Estate Lending."

  Loan sales increased to $53.3 million for the year ended June 30, 2001, compared to $48.9 million for the same period ended June 30, 2000. The increase in loan sales is primarily a result of the sale of participation interests in certain loan purchases during the year. Loan pools purchased in fiscal 2001 included larger balance loans in the commercial and industrial loan category. Loans serviced for others increased to $312.0 million at June 30, 2001 from $299.1 million at June 30, 2000.

Capital Resources and Liquidity

 Regulatory Capital Requirements

  The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), and implementing OTS capital regulations require the Bank to maintain certain minimum tangible, core and risk-based regulatory capital levels. The minimum core capital requirement is 4% for all but the highest rated savings associations. See "Business--Regulation and Supervision-- Regulatory Capital Requirements."

  The following table summarizes the regulatory capital requirements for the Bank at June 30, 2001. As indicated in the table, the Bank's capital levels exceed all three of the currently applicable minimum capital requirements.

                                                 June 30, 2001
                                   --------------------------------------------
                                     Tangible                      Risk-Based
                                      Capital     Core Capital      Capital
                                   -------------  -------------  --------------
                                    Amount   %     Amount   %     Amount    %
                                   -------- ----  -------- ----  -------- -----
                                             (Dollars in thousands)
   Regulatory capital............. $102,502 7.81% $102,502 7.81% $113,291 12.96%
   Required minimum...............   19,687 1.50    52,499 4.00    69,957  8.00
                                   -------- ----  -------- ----  -------- -----
   Excess capital................. $ 82,815 6.31% $ 50,003 3.81% $ 43,334  4.96%
                                   ======== ====  ======== ====  ======== =====

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

  The following table summarizes the capital ratios of the "well capitalized" category and the Bank's regulatory capital at June 30, 2001 as compared to such ratios. As indicated in the table, the Bank's capital levels exceeded the three minimum capital ratios of the "well capitalized" category.

                                               June 30, 2001
                               -----------------------------------------------
                                                                Total Capital
                               Core Capital     Core Capital       to Risk-
                                to Adjusted       to Risk-         Weighted
                               Total Assets   Weighted Assets       Assets
                               -------------  ----------------  --------------
                                Amount   %     Amount     %      Amount    %
                               -------- ----  ----------------  -------- -----
                                          (Dollars in thousands)
   Regulatory capital......... $102,502 7.81% $ 102,502  11.72% $113,291 12.96%
   Well capitalized
    requirement...............   65,624 5.00     52,468   6.00    87,446 10.00
                               -------- ----  --------- ------  -------- -----
   Excess capital............. $ 36,878 2.81% $  50,034   5.72% $ 25,845  2.96%
                               ======== ====  ========= ======  ======== =====

  For the year ended June 30, 2001, a total of 20,000 shares had been repurchased under previously announced plans to repurchase Company stock. Up to 250,000 additional shares could be repurchased in the future under the current authorization of the Board of Directors.

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

  The Bank's primary sources of funds in fiscal 2001 were deposits, FHLB advances, principal and interest payments on loans and proceeds from the sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions, and competition. The Bank also has other potential sources of liquidity, such as securities sold under agreements to repurchase and liquidating existing short-term assets.

  The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows used by investing activities and cash flows provided by financing activities. Cash flows from operating activities consisted primarily of cash flows from earnings and the sale of loans held for sale which totaled $53.3 million, $48.9 million, and $64.0 million for fiscal 2001, 2000, and 1999, respectively. The Company originated loans for sale of $36.6 million, $53.0 million, and $73.7 million during fiscal years 2001, 2000, and 1999, respectively. Net cash used by investing activities consisted primarily of loan originations, loan purchases and investment purchases, offset by principal collections on loans and proceeds from principal reductions on MBS and maturities of other investment securities. Loans originated and purchased for investment were $292.9 million, $299.2 million, and $276.4 million for fiscal 2001, 2000, and 1999, respectively. Proceeds from principal repayments on loans were $189.9 million, $127.3 million and $145.6 million for fiscal years ended 2001, 2000, and 1999. Proceeds from maturities and principal payments of investment securities were $14.7 million, $2.9 million, and $9.1 million for fiscal years ended 2001, 2000, and 1999, respectively. Net cash provided by financing activities consisting primarily of net activity in deposit accounts and proceeds from funding and repayments of FHLB advances. The net change in deposits was an increase of $108.1 million, $130.4 million, and $96.9 million for fiscal 2001, 2000 and 1999, respectively. The Bank opened three "in-store" branches in Wal-Mart stores, the nation's largest retailer, during fiscal 2001. During the second quarter of fiscal 2000, the Bank purchased a retail branch office and $45.9 million of deposits from another financial institution. This branch is located in

Rowland Heights, California. The Bank also opened three "in-store" branches in Wal-Mart stores during the second half of fiscal 2000. All of the Bank's existing and planned Wal-Mart "in-store" branches are located in the southern California area. In addition, while the vast majority of the Bank's deposits are retail in nature, the Bank accepted $55.0 million in time deposits from a political subdivision during fiscal 2000 and an additional $10.0 million in fiscal 2001. The Bank considers these funds to be wholesale deposits and an alternative borrowing source rather than a customer relationship and their levels are determined by management's decision as to the most economic funding sources. The net repayments of FHLB advances totaled $14.1 million for fiscal 2001. The net proceeds from FHLB advances were $55.6 million and $18.7 million for fiscal 2000 and 1999, respectively.

  At June 30, 2001, the Company had $276.2 million (22.85% of total liabilities) in advances outstanding from the FHLB compared to $290.3 million (26.06% of total liabilities) at June 30, 2000. This reduction was primarily a result of an increase in loan prepayments during the year due to a lower interest rate environment and an increase in retail bank deposits. The maximum amount of advances that the Company had outstanding at any month-end was $318.2 million. Management anticipates that it may increase its level of borrowings from the FHLB in fiscal 2002. See "Business--Sources and Funds-- Borrowings."

  The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 2001, cash and short-term investments totaled $16.8 million, an increase of 19.15% from $14.1 million at June 30, 2000.

  At June 30, 2001, the Company had outstanding commitments to originate loans of $24.1 million and $9.9 million to purchase loans. At June 30, 2001, the Company had $25.0 million of approved undisbursed lines of credit. The Company anticipates that it will have sufficient funds available to meet its current loan origination and purchase commitments. Certificates of deposits which have contractual maturities in one year or less from June 30, 2001, totaled $613.9 million. If a significant portion of the maturing certificates are not renewed at maturity, the Company's other sources of liquidity include FHLB advances, principal and interest payments on loans, proceeds from loan sales and other borrowings, such as repurchase transactions. The Company could also choose to pay higher rates to maintain maturing deposits, which could result in increased cost of funds. Historically, the Company has maintained a significant portion of maturing deposits. While management anticipates that there may be some outflow of these deposits upon maturity due to the current competitive rate environment, these are not expected to have a material impact on the long-term liquidity position of the Company.

Asset/Liability Management

  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest-rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of falling interest rates therefore, the net earnings of an institution with a positive gap theoretically may be adversely affected due to its interest-earning assets repricing to a greater extent than its interest-bearing liabilities. Conversely, during a period of rising interest rates, theoretically, the net earnings of an institution with a positive gap position may increase as it is able to invest in higher yielding interest-earning assets at a more rapid rate than its interest-bearing liabilities reprice. In addition, a positive gap may not protect an institution with a large portfolio of ARM loans from increases in interest rates for extended time periods as such instruments generally have periodic and lifetime interest rate caps. Additionally, the Company's ARM loans are predominantly tied to lagging market indicies, and rapid increases in interest rates could have a negative impact on the Company's earnings. Accordingly, interest rates and the resulting cost of funds increases in a rapidly increasing rate environment could exceed the cap levels on these instruments and negatively impact net interest income. Declining interest rates have, in general, benefitted the Company primarily due to the effect of the lagging market indicies which has resulted in interest income declining at a slower rate than interest expense.

  At June 30, 2001, the Company's total interest-earning assets maturing or repricing within one year exceeded its total interest-bearing liabilities maturing or repricing in the same time by $107.1 million, representing a one year cumulative positive gap ratio of 8.16%. This compares to $60.6 million at June 30, 2000, which represented a positive gap ratio of 5.04%.

  This increase in the one year cumulative gap ratio is primarily a result of the increased prepayment speeds applied to the Company's loan portfolio in future periods. These increased speeds are assumed because recent decreases in market interest rates will likely result in customers refinancing and seeking lower interest rate loans. The Company's actual experience over recent months also support this assumption.

  The Company manages the resulting interest rate risk by extending the maturities of various liabilities such as FHLB advances and retail certificates of deposit.

  The Company closely monitors its interest rate risk as such risk relates to its operational strategies. Management has established an Asset/Liability Committee, responsible for reviewing its asset/liability policies and interest rate risk position, which generally meets weekly and reports to the Board of Directors on interest rate risk and trends on a quarterly basis. The Company's cumulative gap position is at a level satisfactory to management. There can be no assurances that the Company will be able to maintain its positive gap position or that its strategies will not result in a negative gap position in the future. The level of the movement of interest rates, up or down, is an uncertainty and could have a negative impact on the earnings of the Company.

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

  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2001, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. Specifically, the Company assumed a prepayment rate ranging from 12% to 25% on ARM loans, and 8% to 32% on fixed rate loans. Additionally, the Company utilized deposit decay rate assumptions of 50% for passbook accounts, 15% for checking accounts and 10% to 50% for money market deposit accounts in the one year or less category. The range of decay rates for money market deposit accounts is due to the market rate sensitivity of various money market checking accounts. These decay rates are based upon the Company's historical experience, but there is no assurance that the assumed rates will correspond to future rates. For information regarding the contractual maturities of the Company's loans, investments and deposits, see "Business--Lending Activities," "--Investment Activities" and "--Sources of Funds."

                                                               At June 30, 2001
                         --------------------------------------------------------------------------------------------------
                                                 More
                                                than 6     More       More
                                    More than   Months    than 1     than 3   More than
                         3 Months  3 Months to   to 1    Year to    Years to  5 Years to More than  Non-interest
                         or Less    6 Months     Year    3 Years    5 Years    10 Years  10 Years     Bearing      Total
                         --------  ----------- --------  --------   --------  ---------- ---------  ------------ ----------
                                                            (Dollars in thousands)
Interest-earning
assets:
 Interest-earning
 deposits..............  $  2,898   $     --   $    --   $    --    $    --    $   --    $    --     $     --    $    2,898
 Federal funds sold
 and other short-term
 investments...........       900         --        --        --         --        --         --           --           900
 Investment
 securities, net(3)....     3,008         --        --        --         --      7,988     27,805          --        38,801
 Loans
 receivable(1)(3)......   638,229      86,352    76,949   180,658     76,349    40,339     11,503                 1,110,379
 Mortgage-backed
 securities(3).........    19,588       2,767     5,260    18,311     14,976    26,976     37,726          --       125,604
 FHLB stock............    16,689         --        --        --         --        --         --           --        16,689
                         --------   ---------  --------  --------   --------   -------   --------    ---------   ----------
   Total interest-
   earning assets......   681,312      89,119    82,209   198,969     91,325    75,303     77,034          --     1,295,271
                         --------   ---------  --------  --------   --------   -------   --------    ---------   ----------
Less:
 Unearned discount and
 deferred fees(2)......     2,437         329       185       366        630       279        209          --         4,435
 Allowance for loan
 losses................       --          --        --        --         --        --         --        10,943       10,943
                         --------   ---------  --------  --------   --------   -------   --------    ---------   ----------
  Net interest-earning
  assets...............   678,875      88,790    82,024   198,603     90,695    75,024     76,825      (10,943)   1,279,893
 Non-interest-earning
 assets................       --          --        --        --         --        --         --        33,664       33,664
                         --------   ---------  --------  --------   --------   -------   --------    ---------   ----------
   Total assets........  $678,875   $  88,790  $ 82,024  $198,603   $ 90,695   $75,024   $ 76,825    $  22,721   $1,313,557
                         ========   =========  ========  ========   ========   =======   ========    =========   ==========
Interest-bearing
liabilities:
 Money market
 deposits..............  $  3,723   $   3,723  $  7,446  $ 58,644   $ 32,987   $41,087   $  4,239    $     --    $  151,849
 Passbook deposits.....     3,072       3,072    12,294     3,075      3,076       --         --           --        24,589
 NOW and other demand
 deposits..............     2,208       2,208     4,416    21,894     12,315    12,919        --           --        55,960
 Certificate
 accounts(4)...........   194,140     307,783   111,929    38,164     12,883       --         --           --       664,899
 FHLB advances(5)......    30,500      16,300    39,750   116,350     73,250       --         --           --       276,150
                         --------   ---------  --------  --------   --------   -------   --------    ---------   ----------
   Total interest-
   bearing liabilities.   233,643     333,086   175,835   238,127    134,511    54,006      4,239          --     1,173,447
 Non-interest bearing
 liabilities...........       --          --        --        --         --        --         --        35,302       35,302
 Stockholders' equity..       --          --        --        --         --        --         --       104,808      104,808
                         --------   ---------  --------  --------   --------   -------   --------    ---------   ----------
   Total liabilities
   and stockholders'
   equity..............  $233,643   $ 333,086  $175,835  $238,127   $134,511   $54,006   $  4,239    $ 140,110   $1,313,557
                         ========   =========  ========  ========   ========   =======   ========    =========   ==========
Interest sensitivity
gap(6).................  $445,232   $(244,296) $(93,811) $(39,524)  $(43,816)  $21,018   $ 72,586    $(117,389)  $      --
                         ========   =========  ========  ========   ========   =======   ========    =========   ==========
Cumulative interest
sensitivity gap........  $445,232   $ 200,936  $107,125  $ 67,601   $ 23,785   $44,803   $117,389    $     --    $      --
                         ========   =========  ========  ========   ========   =======   ========    =========   ==========
Cumulative interest
sensitivity gap as a
percentage of total
assets.................     33.90%      15.30%     8.16%     5.15%      1.81%     3.41%      8.94%
Cumulative net
interest-earning assets
as a percentage of
cumulative interest-
bearing liabilities....    290.56%     130.94%   101.02%    78.23 %    78.16%    81.47%     97.59%

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

Average Balance Sheet

  The following table sets forth certain information relating to the Company for the years ended June 30, 2001, 2000, and 1999. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields.

                                                                    Year Ended June 30,
                         At June 30, -----------------------------------------------------------------------------------
                            2001                2001                         2000                        1999
                         ----------- ---------------------------  ---------------------------  -------------------------
                                                         Yield/                       Yield/                     Yield/
                          Rate End    Average            Average   Average            Average  Average           Average
                          of Period   Balance   Interest  Cost     Balance   Interest  Cost    Balance  Interest  Cost
                         ----------- ---------- -------- -------  ---------- -------- -------  -------- -------- -------
                                                            (Dollars in thousands)
Assets:
 Interest-earning
 assets:
 Interest-earning
 deposits..............     2.26%    $      662 $     28   4.23%  $      533 $    13    2.44%  $    363 $    12    3.31%
 Federal funds sold and
 other short-term
 investments...........     3.50          3,675      271   7.37        6,134     339    5.53     22,949   1,018    4.44
 Investment securities,
 net(1)................     5.77         32,470    2,283   7.03       19,667   1,309    6.66     12,399     858    6.92
 Loans receivable(2)...     8.39      1,072,140   92,555   8.63      925,624  74,977    8.10    764,401  63,207    8.27
 Mortgage-backed
 securities, net(1)....     6.89        110,734    7,554   6.82      106,237   7,066    6.65     92,162   6,149    6.67
 FHLB stock............     6.82         16,282    1,137   6.98       14,202     832    5.86     11,978     675    5.64
                                     ---------- --------          ---------- -------           -------- -------
  Total interest-
  earning assets.......     8.03      1,235,963  103,828   8.40    1,072,397  84,536    7.87    904,252  71,919    7.95
 Non-interest-earning
 assets................                  30,411                       25,650                     24,961
                                     ----------                   ----------                   --------
  Total assets.........              $1,266,374                   $1,098,047                   $929,213
                                     ==========                   ==========                   ========
Liabilities and
Stockholders' equity:
 Interest-bearing
 liabilities:
 Money market deposits.     3.08     $  139,984    5,737   4.10   $  163,017   7,062    4.33   $137,473   6,008    4.37
 Passbook deposits.....     1.99         22,780      451   1.98       21,324     421    1.97     18,298     363    1.98
 NOW and other demand
 deposits..............     1.41         50,176      694   1.38       44,497     633    1.42     35,219     476    1.35
 Certificate accounts..     5.25        627,292   36,394   5.80      489,414  26,108    5.33    429,798  22,685    5.28
                                     ---------- --------          ---------- -------           -------- -------
 Total savings
 accounts..............     4.45        840,232   43,276             718,252  34,224            620,788  29,532
 FHLB advances.........     5.89        290,408   17,761   6.12      252,284  14,690    5.82    189,456  10,784    5.69
                                     ---------- --------          ---------- -------           -------- -------
  Total interest-
  bearing liabilities..     4.79      1,130,640   61,037   5.40      970,536  48,914    5.04    810,244  40,316    4.97
 Non-interest-bearing
 liabilities...........                  39,321                       43,253                     39,283
 Stockholders' equity..                  96,413                       84,258                     79,686
                                     ----------                   ----------                   --------
 Total liabilities and
 stockholders' equity..              $1,266,374                   $1,098,047                   $929,213
                                     ==========                   ==========                   ========
 Net interest
 income/interest rate
 spread(3).............                         $ 42,791   3.00%             $35,622    2.83%           $31,603    2.98%
                                                ======== ======              =======  ======            =======  ======
 Net interest
 margin(4).............                                    3.46%                        3.32%                      3.50%
                                                         ======                       ======                     ======
 Ratio of interest-
 earning assets to
 interest-bearing
 liabilities...........                                  109.32%                      110.50%                    111.60%
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

                            Year Ended June 30,        Year Ended June 30,
                              2001 Compared to          2000 Compared to
                            Year Ended June 30,        Year Ended June 30,
                                    2000                      1999
                           ------------------------  -------------------------
                           Increase (Decrease) In
                                  Interest           Increase (Decrease) In
                              Income/Interest               Interest
                                  Expense            Income/Interest Expense
                           ------------------------  -------------------------
                               Due to                    Due to
                           ---------------    Net    ----------------    Net
                           Volume    Rate   Change   Volume    Rate    Change
                           -------  ------  -------  -------  -------  -------
                                           (In thousands)
Interest-earning assets:
 Interest-earning
  deposits................ $     4  $   11  $    15  $    32  $   (43) $   (11)
 Federal funds sold and
  other short-term
  investments.............    (409)    341      (68)  (1,035)     368     (667)
 Investment securities,
  net(2)..................     896      78      974      482      (31)     451
 Loans receivable,
  net(1), (2).............  12,419   5,159   17,578   13,030   (1,260)  11,770
 Mortgage-backed
  securities, net(2)......     304     184      488      936      (19)     917
 FHLB stock...............     132     173      305      129       28      157
                           -------  ------  -------  -------  -------  -------
   Total interest-earning
    assets................  13,346   5,946   19,292   13,574     (957)  12,617
                           -------  ------  -------  -------  -------  -------
Interest-bearing
 liabilities:
 Money market deposits....    (959)   (366)  (1,325)   1,106      (52)   1,054
 Passbook deposits........      29       1       30       60       (2)      58
 NOW and other demand
  deposits................      78     (17)      61      131       26      157
 Certificate accounts.....   7,847   2,439   10,286    3,178      245    3,423
 FHLB advances............   2,304     767    3,071    3,653      253    3,906
                           -------  ------  -------  -------  -------  -------
   Total interest-bearing
    liabilities...........   9,299   2,824   12,123    8,128      470    8,598
                           -------  ------  -------  -------  -------  -------
Change in net interest
 income................... $ 4,047  $3,122  $ 7,169  $ 5,446  $(1,427) $ 4,019
                           =======  ======  =======  =======  =======  =======

--------
(1) Includes nonaccrual loans.

(2) Includes assets held or available for sale.

Impact of Inflation and Changing Prices

  The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services. See "Market Risk" and "-- Asset/Liability Management."

Impact of New Accounting Standards

  In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," ("SFAS No. 140") as a replacement of SFAS No. 125 effective for disclosures in financial statements issued subsequent to December 15, 2000 and for transactions entered after March 31, 2001. The adoption of this statement did not materially impact the Company.

  In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

  The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective for the Company beginning July 1, 2002. As of June 30, 2001 the Company has no assets classified as goodwill under the new pronouncements. However, the Company does have core deposit premiums. Under the provisions of SFAS No. 142, the Company expects to continue amortizing these intangible assets over their estimated useful lives. The impact of the adoption of SFAS No. 141 and 142 is expected to be immaterial to the Company.

  In June 2001 the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, SFAS No. 143 applies to all entities and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management is currently assessing the impact of this statement.

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

  The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Company's exposure to differential changes in interest rates between assets and liabilities is shown in the Company's Maturity and Rate Sensitivity Analysis under the caption "MD&A--Asset/Liability Management." Another measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13a, "Interest Rate Risk Management." This test measures the impact on net interest income and on net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts. Following are the estimated impacts of immediate changes in interest rates at the specified levels at June 30, 2001, calculated in compliance with Thrift Bulletin No. 13a:

                                            Percentage Change In:
     Change in Interest Rates   ---------------------------------------------
        (In Basis Points)       Net Interest Income(1) Net Portfolio Value(2)
     ------------------------   ---------------------- ----------------------
          +300                             3%                   -46%
          +200                             2                    -28
          +100                             1                    -14
          -100                             2                     10
          -200                             7                     22
          -300                             8                     21

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

  The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the total balance of expected maturities and principal repayments and the instruments' fair values at June 30, 2001. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

                                                               June 30, 2001
                                   ----------------------------------------------------------------------
                          Weighted
                          Average                  Expected Maturity/Principal Repayment
                          Rate End ----------------------------------------------------------------------
                             of                                                         Total      Fair
                           Period   2002    2003    2004    2005    2006   Thereafter Balance(1) Value(1)
                          -------- ------- ------- ------- ------- ------- ---------- ---------- --------
                                                           (dollars in thousands)
Interest-Sensitive
 Assets:
 Interest-earning
  deposits..............    2.26%  $ 2,898 $   --  $   --  $   --  $   --   $   --     $ 2,898   $ 2,898
 Fed funds sold and
  other short-term
  investments...........    3.50       900     --      --      --      --       --         900       900
 Loans Receivable:
   One-to-four family...    8.06    45,665  38,826  32,992  27,965  23,656  140,316    309,420   312,795
   Multifamily and
    Non-Residential.....    8.51   152,343 141,102 135,350 132,247 131,104   98,038    790,184   802,244
   Other................    9.07     3,458     971     780     622     492    4,452     10,775    11,385
 Mortgage-Backed
  Securities............    6.89    14,694  12,207  10,677   9,483   8,461   70,082    125,604   126,100
 Investment Securities..    5.77     3,008     --      --      --      --    35,793     38,801    38,855
 FHLB stock.............    6.82    16,689     --      --      --      --       --      16,689    16,689
Interest-Sensitive
 Liabilities:
 Deposits
   Money Market
    Deposits............    3.08    14,892  29,322  29,322  16,493  16,493   45,327    151,849   151,849
   Passbook Deposits....    1.99    18,438   1,537   1,538   1,538   1,538      --      24,589    24,589
   NOW and other demand
    deposits............    1.41     8,832  10,947  10,947   6,157   6,157   12,920     55,960    55,960
   Certificate Accounts.    5.25   613,852  33,886   4,278   8,270   4,613      --     664,899   666,769
 FHLB Advances..........    5.89    86,550  79,100  37,250  24,250  49,000      --     276,150   279,777
Interest-Sensitive Off-
 balance sheet items:(2)
 Commitments to
  extend credit.........    7.63                                                        24,108       --
 Loans sold with
  recourse (including
  bond loans)...........    6.50                                                        10,022       --
 Unused lines of
  credit................    7.75                                                        24,970       380

--------
(1) Loans are reduced for nonperforming loans but are not reduced for the allowance for loan losses.
(2) Total balance equals the notional amount of off-balance sheet items and interest rates are the weighted average interest rates of the underlying loans.

  Expected maturities are contractual maturities adjusted for prepayments of principal. The Company uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on the Company's historical experience. The Company's average Constant Prepayment Rate ("CPR") on its total fixed-rate portfolio ranges from 8% to 32% and on its adjustable rate portfolio from 12% to 25% for interest-earning assets (excluding investment securities, which do not have prepayment features). For deposit liabilities, in accordance with standard industry practice and the Company's own historical experience, "decay factors," were used to estimate deposit runoff of 50%, 15%, and between 10% to 50% for passbook, checking and money market deposit accounts, respectively. The actual maturities of these instruments could vary substantially if future prepayments differ from the Company's historical experience.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report...............................................  F-2

Consolidated Statements of Financial Condition as of June 30, 2001 and
 2000......................................................................  F-3

Consolidated Statements of Earnings for Each of the Years in the Three-Year
 Period Ended June 30, 2001................................................  F-4

Consolidated Statements of Comprehensive Income for Each of the Years in
 the Three-Year Period Ended June 30, 2001.................................  F-5

Consolidated Statements of Stockholders' Equity for Each of the Years in
 the Three-Year Period Ended June 30, 2001.................................  F-6

Consolidated Statements of Cash Flows for Each of the Years in the Three-
 Year Period Ended June 30, 2001...........................................  F-7

Notes to Consolidated Financial Statements.................................  F-8

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Quaker City Bancorp, Inc.:

  We have audited the accompanying consolidated statements of financial condition of Quaker City Bancorp, Inc. and subsidiaries as of June 30, 2001 and 2000 and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quaker City Bancorp, Inc. and subsidiaries as of June 30, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.


                                          KPMG LLP

July 20, 2001
Los Angeles, California

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                             June 30, 2001 and 2000

                       (In thousands, except share data)

                                                            2001        2000
                        ASSETS                           ----------  ----------
Cash and due from banks................................  $   12,952  $    9,494
Interest-bearing deposits..............................       2,898         673
Federal funds sold and other short-term investments....         900       3,900
Investment securities held-to-maturity (fair value of
 $13,306 at June 30, 2001 and $20,780 at June 30, 2000)
 (note 2)..............................................      13,252      21,863
Investment securities available-for-sale, at fair value
 (note 2)..............................................      25,549       9,498
Loans receivable, net (notes 3 and 9)..................   1,093,168     990,675
Loans receivable held-for-sale (notes 3 and 15)........       4,556      21,212
Mortgage-backed securities held-to-maturity (fair value
 of $100,891 at June 30, 2001 and $81,378 at June 30,
 2000) (notes 4 and 9).................................     100,395      85,457
Mortgage-backed securities available-for-sale, at fair
 value (notes 4 and 9).................................      25,209      24,404
Real estate held for sale (note 5).....................           6         639
Federal Home Loan Bank stock, at cost (notes 6 and 9)..      16,689      15,607
Office premises and equipment, net (note 7)............       7,143       7,130
Accrued interest receivable and other assets (notes 2,
 3, 4 and 12)..........................................      10,840      11,345
                                                         ----------  ----------
                                                         $1,313,557  $1,201,897
                                                         ==========  ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits (note 8)....................................  $  916,334  $  808,229
  Federal Home Loan Bank advances (notes 3 and 9)......     276,150     290,250
  Deferred tax liability (note 10).....................         208          73
  Accounts payable and accrued expenses................       6,354       5,372
  Other liabilities (notes 8, 10 and 12)...............       9,703       9,939
                                                         ----------  ----------
    Total liabilities..................................   1,208,749   1,113,863
                                                         ----------  ----------
Stockholders' Equity (notes 11 and 13):
  Common stock, $.01 par value. Authorized 20,000,000
   shares; issued and outstanding 5,133,691 shares and
   5,108,077 shares at June 30, 2001 and 2000,
   respectively........................................          51          51
  Additional paid-in capital...........................      73,121      71,755
  Accumulated other comprehensive income (loss) (notes
   2 and 4)............................................         274         (52)
  Retained earnings, substantially restricted (note
   10).................................................      32,156      17,289
  Deferred compensation (notes 12 and 13)..............        (794)     (1,009)
                                                         ----------  ----------
    Total stockholders' equity.........................     104,808      88,034
Commitments and contingent liabilities (notes 3 and 14)
                                                         ----------  ----------
                                                         $1,313,557  $1,201,897
                                                         ==========  ==========


          See accompanying notes to consolidated financial statements.

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                    Years ended June 30, 2001, 2000 and 1999

                       (In thousands, except share data)

                                                   2001       2000       1999
                                                 ---------  ---------  ---------
Interest income:
  Loans receivable.............................  $  92,555  $  74,977  $  63,207
  Mortgage-backed securities...................      7,554      7,066      6,149
  Investment securities........................      2,283      1,309        858
  Other........................................      1,436      1,184      1,705
                                                 ---------  ---------  ---------
    Total interest income......................    103,828     84,536     71,919
                                                 ---------  ---------  ---------
Interest expense:
  Deposits (note 8)............................     43,276     34,224     29,532
  Federal Home Loan Bank advances and other
   borrowing...................................     17,761     14,690     10,784
                                                 ---------  ---------  ---------
    Total interest expense.....................     61,037     48,914     40,316
                                                 ---------  ---------  ---------
    Net interest income before provision for
     loan losses...............................     42,791     35,622     31,603
Provision for loan losses (note 3).............        800      1,600      1,700
                                                 ---------  ---------  ---------
    Net interest income after provision for
     loan losses...............................     41,991     34,022     29,903
                                                 ---------  ---------  ---------
Other income:
  Deposit fees.................................      2,475      1,610      1,089
  Loan Servicing charges and fees..............      1,942      1,872      1,707
  Gain on sale of loans held for sale..........        308        316        332
  Commissions..................................        919        882        716
  Gain on sale of securities available for
   sale........................................        --         --         616
  Other........................................        156         62        169
                                                 ---------  ---------  ---------
                                                     5,800      4,742      4,629
                                                 ---------  ---------  ---------
Other expense:
  Compensation and employee benefits (notes 12
   and 13).....................................     11,617     10,470      9,459
  Occupancy, net...............................      3,010      2,848      2,308
  Federal deposit insurance premiums...........        370        458        527
  Data processing..............................      1,096      1,049        853
  Advertising and promotional..................      1,309        975      1,007
  Consulting fees..............................        795        728        787
  Other general and administrative expense.....      3,111      2,600      2,325
                                                 ---------  ---------  ---------
    Total general and administrative expense...     21,308     19,128     17,266
  Real estate operations, net (note 5).........        (46)      (519)       320
  Amortization of core deposit intangible......        115         76        --
                                                 ---------  ---------  ---------
    Total other expense........................     21,377     18,685     17,586
                                                 ---------  ---------  ---------
    Earnings before income taxes and cumulative
     effect of change in accounting principle..     26,414     20,079     16,946
Income taxes (note 10).........................     11,285      8,329      7,464
                                                 ---------  ---------  ---------
Net earnings before cumulative effect of change
 in accounting principle.......................  $  15,129  $  11,750  $   9,482
Cumulative effect of change in accounting
 principle, net of taxes (note 1)..............        --         --         162
                                                 ---------  ---------  ---------
    Net earnings...............................  $  15,129  $  11,750  $   9,644
                                                 =========  =========  =========
Basic earnings per share (note 11).............  $    3.07  $    2.34  $    1.79
                                                 =========  =========  =========
Diluted earnings per share (note 11)...........  $    2.90  $    2.23  $    1.70
                                                 =========  =========  =========
Weighted average basic shares outstanding......  4,923,722  5,025,625  5,392,564
Weighted average diluted shares outstanding....  5,215,370  5,250,171  5,625,256

          See accompanying notes to consolidated financial statements.

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                    Years ended June 30, 2001, 2000 and 1999
                                 (In thousands)

                                                         2001    2000     1999
                                                        ------- -------  ------
Net earnings..........................................  $15,129 $11,750  $9,644
                                                        ------- -------  ------

Other comprehensive income:

  Unrealized holding gain (loss) on securities
   available for sale arising during the period, net
   of taxes of $237, $(61) and $(624) for the years
   ended June 30, 2001, 2000, and 1999, respectively..      326     (85)   (879)

  Less: realized gain included in net earnings and
   previously included in other comprehensive income,
   net of taxes of $(370) for the year ended June 30,
   1999...............................................      --      --     (522)
                                                        ------- -------  ------
Increase (decrease) in accumulated other comprehensive
 income, net of tax...................................      326     (85)   (357)
                                                        ------- -------  ------
    Total comprehensive income........................  $15,455 $11,665  $9,287
                                                        ======= =======  ======




          See accompanying notes to consolidated financial statements.

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   Years ended June 30, 2001, 2000, and 1999

                                 (In thousands)

                                                    Accumulated    Retained
                                        Additional     other       earnings,
                                 Common  paid-in   comprehensive substantially   Deferred
                         Shares  stock   capital   income (loss)  restricted   compensation  Total
                         ------  ------ ---------- ------------- ------------- ------------ --------
Balance, June 30, 1998.. 5,827    $58     73,720        390          4,779        (1,688)   $ 77,259
Net earnings............   --      --        --         --           9,644           --        9,644
Repurchase and
 retirement of stock....  (418)    (3)    (1,995)       --          (4,568)          --       (6,566)
Exercise of stock
 options................    48     --        231        --             --            --          231
Unrealized loss on
 securities available
 for sale, net of tax...   --      --        --        (357)           --            --         (357)
Deferred compensation
 amortized to expense...   --      --        725        --             --            368       1,093
                         -----    ---     ------       ----         ------        ------    --------
Balance, June 30, 1999.. 5,457     55     72,681         33          9,855        (1,320)     81,304
Net earnings............   --      --        --         --          11,750           --       11,750
Repurchase and
 retirement of stock....  (381)    (4)    (1,823)       --          (4,316)          --       (6,143)
Exercise of stock
 options................    32     --        179        --             --            --          179
Unrealized loss on
 securities available
 for sale, net of tax...   --      --        --         (85)           --            --          (85)
Deferred compensation
 amortized to expense...   --      --        718        --             --            311       1,029
                         -----    ---     ------       ----         ------        ------    --------
Balance, June 30, 2000.. 5,108     51     71,755        (52)        17,289        (1,009)     88,034
Net earnings............   --      --        --         --          15,129           --       15,129
Repurchase and
 retirement of stock....   (20)    --        (95)       --            (262)          --         (357)
Exercise of stock
 options................    46     --        649        --             --            --          649
Unrealized gain on
 securities available
 for sale, net of tax...   --      --        --         326            --            --          326
Deferred compensation
 amortized to expense...   --      --        812        --             --            215       1,027
                         -----    ---     ------       ----         ------        ------    --------
Balance, June 30, 2001.. 5,134    $51     73,121        274         32,156          (794)   $104,808
                         =====    ===     ======       ====         ======        ======    ========

          See accompanying notes to consolidated financial statements.

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Years ended June 30, 2001, 2000 and 1999

                                 (In thousands)

                                                  2001       2000       1999
                                                ---------  ---------  ---------
Cash flows from operating activities:
 Net earnings.................................  $  15,129  $  11,750  $   9,644
                                                ---------  ---------  ---------
 Adjustments to reconcile net earnings to net
  cash provided (used) by operating
  activities:
   Cumulative effect of change in accounting
    principle, net of taxes...................        --         --        (162)
   Depreciation and amortization..............        148        (19)    (1,574)
   Provision for loan losses..................        800      1,600      1,700
   Write-downs on real estate held for sale...        --         --         241
   Provision for deferred income taxes........        102     (1,559)      (535)
   Gain on sale of real estate held for sale..        (97)      (779)      (394)
   Gain on sale of loans held for sale........       (308)      (316)      (332)
   Gain on sale of securities available for
    sale......................................        --         --        (616)
   Loans originated for sale..................    (36,585)   (53,039)   (73,674)
   Sale of loans held for sale................     53,275     48,910     63,996
   Federal Home Loan Bank (FHLB) stock
    dividend received.........................     (1,082)      (811)      (660)
   (Increase) decrease in accrued interest
    receivable and other assets...............        390     (2,834)    (1,852)
   Increase (decrease) in other liabilities...       (236)    (3,349)     6,346
   Increase in accounts payable and accrued
    expenses..................................        982        760        748
   Other......................................      2,079      1,964        983
                                                ---------  ---------  ---------
     Total adjustments........................     19,468     (9,472)    (5,785)
                                                ---------  ---------  ---------
     Net cash provided by operating
      activities..............................     34,597      2,278      3,859
                                                ---------  ---------  ---------
Cash flows from investing activities:
 Loans originated for investment..............   (187,368)  (213,427)  (198,296)
 Loans purchased for investment...............   (105,572)   (85,752)   (78,075)
 Principal repayments on loans................    189,940    127,343    145,612
 Sale of investment securities available for
  sale........................................        --         --       1,558
 Purchases of investment securities available
  for sale....................................    (16,005)    (9,500)       --
 Purchases of investment securities held to
  maturity....................................     (5,944)   (12,826)   (15,985)
 Maturities and principal repayments of
  investment securities held to maturity......     14,687      2,925      9,070
 Sale of MBS available for sale...............        --         --      61,989
 Purchases of MBS available for sale..........     (8,005)   (11,480)       --
 Principal repayments of MBS available for
  sale........................................      7,750      2,790      8,804
 Purchases of MBS held to maturity............    (42,298)   (12,026)   (70,624)
 Principal repayments on MBS held to
  maturity....................................     27,313     10,637     16,208
 Sale of real estate held for sale............        559      4,640      2,429
 Purchase of FHLB stock.......................        --      (2,575)       --
 Investment in office premises and equipment..     (1,268)    (2,084)    (2,147)
                                                ---------  ---------  ---------
     Net cash used by investing activities....   (126,211)  (201,335)  (119,457)
                                                ---------  ---------  ---------
Cash flows from financing activities:
 Increase in deposits.........................    108,105     84,490     96,929
 Increase in deposits from branch
  acquisition.................................        --      45,900        --
 Proceeds from funding of FHLB advances.......    406,350    604,434    325,700
 Repayments of FHLB advances..................   (420,450)  (548,884)  (307,000)
 Repurchase and retirement of stock...........       (357)    (6,143)    (6,566)
 Common stock options exercised...............        649        179        231
                                                ---------  ---------  ---------
     Net cash provided by financing
      activities..............................     94,297    179,976    109,294
                                                ---------  ---------  ---------
     Increase (decrease) in cash and cash
      equivalents.............................      2,683    (19,081)    (6,304)
Cash and cash equivalents at beginning of
 year.........................................     14,067     33,148     39,452
                                                ---------  ---------  ---------
Cash and cash equivalents at end of year......  $  16,750  $  14,067  $  33,148
                                                =========  =========  =========
Supplemental disclosures of cash flow
 information:
 Interest paid (including interest credited)..  $  59,588  $  49,496  $  40,405
 Cash paid for income taxes...................     10,951      8,690      9,650
                                                =========  =========  =========
Supplemental schedule of noncash investing and
 financing activities:
 Additions to loans resulting from the sale
  of real estate acquired through
  foreclosure.................................  $     262  $     --   $   1,205
 Additions to real estate acquired through
  foreclosure.................................         84      1,362      3,286
 Reclassification of MBS from held to
  maturity to available for sale..............        --         --      77,961
                                                =========  =========  =========

          See accompanying notes to consolidated financial statements.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 2001 and 2000

(1) Basis of Presentation and Summary of Significant Accounting Policies

  Quaker City Bancorp, Inc., incorporated in Delaware, is primarily engaged in the savings and loan business through its wholly owned subsidiary, Quaker City Bank (the Bank). At June 30, 2001, the Bank operated seventeen retail banking offices in southern California. The Bank is subject to significant competition from other financial institutions, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

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

  These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition, and revenues and expenses for the periods. The most significant estimate for the Company relates to the allowance for loan losses. Actual results could differ from those estimates.

 Financial Instruments

  Accounting Standards require the disclosure of the fair value of financial instruments, whether or not recognized on the statement of financial condition, for which it is practicable to estimate the value. A significant portion of the Company's assets and liabilities are financial instruments as defined under applicable accounting standards. Fair values, estimates and assumptions are set forth in note 16, Fair Value of Financial Instruments.

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

 Assets Held to Maturity

  Loans, MBS and investment securities, excluding those held or available for sale, are carried at amortized historical cost, adjusted for amortization of premiums and discounts utilizing the interest

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES method over the contractual terms of the assets. The carrying value of these assets is not adjusted for temporary declines in fair value since the Company has the positive intent and ability to hold them to maturity. If a decline in the fair value of securities is determined to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the writedown is included in earnings.

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

 Impaired Loans

  A loan is considered impaired when based on current circumstances and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Creditors are required to measure impairment of a loan based on any one of the following:
(i) the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, (ii) an observable market price or
(iii) the fair value of the loan's underlying collateral. The Company measures impairment based on the fair value of the loan's underlying collateral property. Impaired loans exclude large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include all one-to-four family loans with principal balances of less than $300,000, commercial properties with balances of less than $500,000 and multi-family loans with balances of less than $750,000.

  Factors considered as part of the periodic loan review process to determine whether a loan is impaired address both the amount the Company believes is probable that it will collect and the timing of such collection. As part of the Company's loan review process, the Company will consider such factors as the ability of the borrower to continue to meet the debt service requirements, assessments of other sources of repayment, the fair value of any collateral and the creditor's prior history in dealing

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES with these types of credits. In evaluating whether a loan is considered impaired, insignificant delays in payment, (less than 12 months) in the absence of other facts and circumstances would not alone lead to the conclusion that a loan was impaired.

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

 Real Estate Held for Sale

  Real estate acquired through foreclosure (REO) is initially recorded at fair value at the date of foreclosure, less costs of disposition. Fair value is determined by an appraisal obtained at the time of foreclosure. Thereafter, if there is a further deterioration in value, the Company writes down the REO directly and charges operations for the diminution in value. Costs relating to holding property, net of rental and other income, are expensed in the current period. Gains on the sale of real estate are recognized at the time of sale. Losses realized and expenses incurred in connection with the disposition of foreclosed real estate are charged to current earnings.

  Real estate held for development is carried at the lower of cost or net realizable value. All costs of anticipated disposition are considered in the determination of net realizable value. Costs of holding real estate in process of development or improvement are capitalized, whereas costs relating to holding completed property are expensed. An allowance for losses is established by a charge to operations if the carrying value of a property exceeds its fair value, including the consideration of disposition costs. Income from the sale of real estate is recognized principally when title to the property has passed to the buyer, minimum down payment requirements are met and the terms of any notes received by the Company satisfy continuing investment requirements.

 Core Deposit Premium

  The Company has acquired customer deposit accounts from financial institutions in its market area. The core deposit premium amounting to $611,000 and $726,000, respectively, at June 30, 2001 and 2000 relates to the value of the depositor relationship and is included in other assets which is amortized over a seven year period using the straight-line method.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

 Impairment of Long-Lived Assets

  The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

 Advertising and Promotional Costs

  Advertising and promotional costs are expensed as incurred.

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

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

 Segment Information and Disclosures

  Accounting standards require the Company to report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim reports to stockholders. These standards also require disclosures about products and services, geographic areas and major customers. The Company views its business as consisting of one business segment--banking. The principal business activities of this segment are attracting funds from the general public and originating and investing in loans, primarily real estate mortgage loans, mortgage-backed securities and investments securities.

  The primary sources of revenue are interest earned on mortgage loans and mortgage-backed securities, income from investment securities, gains on sales of loans and mortgage-backed securities, fees earned in connection with loans and deposits and income earned on its portfolio of loans and mortgage-backed securities serviced for investors.

  The principal expenses are interest incurred on interest-bearing liabilities, including deposits and borrowings, and general and administrative costs.

 Derivatives

  The Company accounts for derivative instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." A derivative is considered either an asset or liability in the statement of financial condition and measured at fair value. If a derivative is designated as a hedging instrument the changes in fair value of the derivative are either
(a) recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item or (b) reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a derivative not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change. As of June 30, 2001, the Company has approximately $3.6 million of commitments to originate loans which will be held for sale and approximately $3.7 million of loan sale commitments that qualify as derivatives under SFAS No. 133. The fair value of such commitments approximate zero at June 30, 2001.

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

 Other Recent Accounting Pronouncements

  In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," (SFAS No. 140) as a replacement of SFAS No. 125 effective for disclosures in financial statements issued subsequent to December 15, 2000 and for transactions entered after March 31, 2001. The adoption of this statement did not materially impact the Company.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

  The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective for the Company beginning July 1, 2002. As of June 30, 2001 the Company has no assets classified as goodwill under the new pronouncements. However, the Company does have core deposit premiums. Under the provisions of SFAS No. 142, the Company expects to continue amortizing these intangible assets over their estimated useful lives. The impact of the adoption of SFAS No. 141 and 142 is expected to be immaterial to the Company.

(2) Investment Securities

  The following table provides a summary of investment securities with a comparison of amortized cost and fair values:

                                                   Gross      Gross
                                       Amortized unrealized unrealized   Fair
                                         Cost      gains      losses    value
                                       --------- ---------- ---------- --------
   June 30, 2001:
    Held to maturity:
      U.S. Government and Federal
       agency obligations.............  $13,252     $111     $   (57)  $ 13,306
                                        =======     ====     =======   ========
    Available for sale:
      FNMA/FHLMC Preferred Stock......  $22,500     $ 50     $    (6)  $ 22,544
      Mutual Funds....................    3,008      --           (3)     3,005
                                        -------     ----     -------   --------
                                        $25,508     $ 50     $    (9)  $ 25,549
                                        =======     ====     =======   ========

                                                   Gross      Gross
                                       Amortized unrealized unrealized   Fair
                                         Cost      gains      losses    value
                                       --------- ---------- ---------- --------
   June 30, 2000:
    Held to maturity:
      U.S. Government and Federal
       agency obligations.............  $21,863     $ --     $(1,083)  $ 20,780
    Available for sale:
      FNMA/FHLMC Preferred Stock......    9,500       23         (25)     9,498
                                        -------     ----     -------   --------
        Total.........................  $31,363      $23     $(1,108)  $ 30,278
                                        =======     ====     =======   ========

  At June 30, 2001 and 2000, the Company had accrued interest receivable on investment securities of $393,000 and $436,000, respectively, which is included in accrued interest receivable and other assets in the accompanying consolidated statements of financial condition.

  There were no sales of investment securities available for sale in 2001 and 2000. There were no gross gains or losses realized during 2001. Proceeds from sales of investment securities available for sale were $1.6 million during 1999. There were gross gains of $371,000 realized during 1999.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The contractual principal maturities of bond obligations for investment securities held to maturity as of June 30, 2001 are as follows:

                                             Contractual principal maturity
                                             ---------------------------------
                                                         Maturing   Maturing
                                                        5 years to    after
                                              Total      10 years   10 years
                                             ---------- ----------------------
                                                     (In thousands)
   U.S. Government and Federal agency
    obligations............................. $   13,252   $   7,947  $   5,305
                                             ----------   ---------  ---------
                                             $   13,252   $   7,947     $5,305
                                             ==========   =========  =========

  The U.S. Government and Federal agency obligations included in the above table have contractual terms to maturity, however, expected maturities may differ from contractual maturities as these securities are subject to contractual call provisions.

(3) Loans Receivable, Net

  The following table presents carrying values of loans receivable at the dates indicated:

                                                                  June 30
                                                           ---------------------
                                                              2001       2000
                                                           ---------- ----------
                                                              (In thousands)
   Real estate:
     Residential:
       One to four units.................................. $  311,860 $  315,689
       Multifamily........................................    550,919    505,436
     Commercial and land..................................    241,715    197,962
                                                           ---------- ----------
                                                            1,104,494  1,019,087
   Other..................................................      9,067      8,171
                                                           ---------- ----------
                                                            1,113,561  1,027,258
   Less:
     Undisbursed loan funds...............................        459        320
     Unamortized discounts................................        443        752
     Deferred loan fees, net..............................      3,992      4,138
     Allowance for loan losses............................     10,943     10,161
                                                           ---------- ----------
                                                            1,097,724  1,011,887
                                                           ---------- ----------
   Less:
     Held for sale:
       One to four units..................................      1,034        --
       Multifamily........................................      2,637     11,173
       Commercial.........................................        885     10,031
       Other..............................................        --           8
                                                           ---------- ----------
                                                                4,556     21,212
                                                           ---------- ----------
         Held to maturity................................. $1,093,168 $  990,675
                                                           ========== ==========

  The weighted average interest rate on the Company's loan portfolio was 8.39% and 8.22% at June 30, 2001 and 2000, respectively.

  Certain mortgage loans aggregating $571.2 million and $513.8 million at June 30, 2001 and 2000, respectively, are collateral for FHLB advances.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  At June 30, 2001 and 2000, the Bank had loans with an outstanding balance of $10.3 million and $9.9 million, respectively, under two separate agreements with the City of Los Angeles to guarantee up to a total of $15 million of multifamily housing revenue bonds primarily for the acquisition and renovation of earthquake-stricken properties. In conjunction with these guarantees, standby letters of credit were issued by the Federal Home Loan Bank. Additionally, the principal balances of other loans sold with recourse totaled $376,000 and $454,000 at June 30, 2001 and 2000, respectively.

  At June 30, 2001 and 2000, the Bank had accrued interest receivable on loans of $6.9 million and $6.2 million, respectively, which is included in accrued interest receivable and other assets in the accompanying consolidated statements of financial condition.

  The Company serviced loans for investors totaling $312.0 million, $299.1 million and $284.2 million at June 30, 2001, 2000 and 1999, respectively.

  Activity in the allowance for loan losses is summarized as follows:

                                                              June 30
                                                      -------------------------
                                                       2001     2000     1999
                                                      -------  -------  -------
                                                          (In thousands)
   Allowances for loan losses:
     Balance at beginning of year.................... $10,161  $ 8,684  $ 7,955
     Provision for loan losses.......................     800    1,600    1,700
     Allowance of portfolios acquired................     --       --       164
     Charge-offs, net................................     (18)    (123)  (1,135)
                                                      -------  -------  -------
     Balance at end of year.......................... $10,943  $10,161  $ 8,684
                                                      =======  =======  =======

 Credit Risk and Concentration

  At June 30, 2001 and 2000, the balances of nonaccrual loans totaled $3.2 million and $3.6 million, respectively. There were no specific allowances on these loans at June 30, 2001 and 2000. The Company's nonaccrual policy requires that loans be placed on nonaccrual status after being delinquent 60 days or earlier if warranted. There were no accruing loans contractually past due 60 days or more at June 30, 2001 and 2000.

  The gross amount of interest income on nonaccrual loans that would have been recorded during the years ended June 30, 2001, 2000 and 1999 if the nonaccrual loans had been current in accordance with their original terms was $264,000, $312,000 and $424,000, respectively. For the years ended June 30, 2001, 2000, and 1999, $152,000, $247,000 and $295,000, respectively, were actually earned on nonaccrual loans and are included in interest income on loans in the accompanying consolidated statements of earnings. Interest income earned on nonaccrual loans is generally recorded utilizing the cash-basis method of accounting.

  The Company's real estate loans are predominantly secured by properties located in southern California.

 Impaired Loans

  At June 30, 2001 and 2000, the Company had a gross investment in impaired loans of $874,000 and $1.7 million, respectively. During the year ended June 30, 2001, 2000 and 1999, the Company's average investment in impaired loans was $1.3 million, $1.7 million and $5.9 million, respectively, and

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES for the years then ended, interest income on such loans totaled $104,000, $126,000 and $531,000, respectively. Interest income on impaired loans which are performing is generally recorded in accordance with the policy for non-accrual loans. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. At June 30, 2001 and 2000 all impaired loans were performing in accordance with their contractual terms.

  Impaired loans at June 30, 2001 included $874,000 of loans for which specific valuation allowances of $172,000 had been established. At June 30, 2000, the Company had $1.7 million of impaired loans for which specific valuation allowances of $379,000 had been established. All such provisions for losses and any related recoveries are recorded as part of the total allowance for loan losses.

(4) Mortgage-Backed Securities

  Summarized below are the amortized cost and estimated fair values of MBS:

                                                    June 30, 2001
                                       ----------------------------------------
                                                   Gross      Gross
                                       Amortized unrealized unrealized   Fair
                                         cost      gains      losses    value
                                       --------- ---------- ---------- --------
                                                    (In thousands)
   Held to maturity:
     GNMA, FNMA and FHLMC securities.. $ 74,580     $619      $ (72)   $ 75,127
     Issued by other financial
      institutions....................    9,044      --         --        9,044
     Collateralized mortgage
      obligations.....................   16,771       44        (95)     16,720
                                       --------     ----      -----    --------
                                       $100,395     $663      $(167)   $100,891
                                       ========     ====      =====    ========
   Available for sale:
     GNMA, FNMA and FHLMC securities.. $ 13,853     $305      $ --     $ 14,158
     Collateralized mortgage
      obligations.....................   10,924      167        (40)     11,051
                                       --------     ----      -----    --------
                                       $ 24,777     $472      $ (40)   $ 25,209
                                       ========     ====      =====    ========

                                                    June 30, 2000
                                       ----------------------------------------
                                                   Gross      Gross
                                       Amortized unrealized unrealized   Fair
                                         cost      gains      losses    value
                                       --------- ---------- ---------- --------
                                                    (In thousands)
   Held to maturity:
     GNMA, FNMA and FHLMC securities.. $ 68,819    $   4     $ (2,814) $ 66,009
     Issued by other financial
      institutions....................    1,565      --           (54)    1,511
     Collateralized mortgage
      obligations.....................   15,073      --        (1,215)   13,858
                                       --------    -----     --------  --------
                                       $ 85,457    $   4     $ (4,083) $ 81,378
                                       ========    =====     ========  ========
   Available for sale:
     GNMA, FNMA and FHLMC securities.. $ 12,947    $  84     $    (16) $ 13,015
     Collateralized mortgage
      obligations.....................   11,545      140         (296)   11,389
                                       --------    -----     --------  --------
                                       $ 24,492    $ 224     $   (312) $ 24,404
                                       ========    =====     ========  ========

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The contractual principal maturities for MBS as of June 30, 2001, are as follows:

                                             Contractual principal maturity
                                          -------------------------------------
                                                   Maturing
                                                    1 year   Maturing  Maturing
                                                     to 5   5 years to  after
                                           Total    years    10 years  10 years
                                          -------- -------- ---------- --------
                                                     (In thousands)
   GNMA, FNMA and FHLMC securities....... $ 88,433   $--       $  3    $ 88,430
   Issued by other financial
    institutions.........................    9,044    546       942       7,556
   Collateralized mortgage obligations...   27,695    --        --       27,695
                                          --------   ----      ----    --------
     Total............................... $125,172   $546      $945    $123,681
                                          ========   ====      ====    ========

  The mortgage-backed securities included in the above table have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.

  There were no sales of mortgage-backed securities available for sale in 2001 and 2000. There were no gross gains or losses realized during 2001 and 2000. Proceeds from sales of mortgage-backed securities available for sale were $62.0 million during 1999. There were gross gains of $245,000 realized during 1999.

  The collateralized mortgage obligations held at June 30, 2001 and 2000 represented nonequity interests in mortgage pass-through certificates (Class A-1 Senior Certificates) and were of investment grade.

  The Company had accrued interest receivable on mortgage-backed securities of $829,000 and $636,000 at June 30, 2001 and 2000, respectively, which is included in accrued interest receivable and other assets in the accompanying consolidated statements of financial condition.

(5) Real Estate Held for Sale

  All real estate held for sale was acquired through foreclosure.

  The following table summarizes real estate operations, net:

                                                                 June 30
                                                             ------------------
                                                             2001  2000   1999
                                                             ----  -----  -----
                                                              (In thousands)
   Net (income) loss from operations:
     Real estate held for development....................... $ --  $ --   $  14
     Gain on sale of real estate held for development.......   --   (100)   --
     Gain on sale of foreclosed real estate owned...........  (97)  (679)  (394)
     Losses on operations of foreclosed real estate owned...   51    260    459
                                                             ----  -----  -----
                                                              (46)  (519)    79
   Write-downs..............................................   --    --     241
                                                             ----  -----  -----
       Real estate operations, net.......................... $(46) $(519) $ 320
                                                             ====  =====  =====

(6) Federal Home Loan Bank (FHLB) Stock

  As a member of the FHLB System, the Bank is required to own capital stock in the FHLB of San Francisco in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES each year, or 5% of its outstanding borrowings from the FHLB of San Francisco. The Bank was in compliance with this requirement with an investment in FHLB of San Francisco stock at June 30, 2001 and 2000 of $16.7 million and $15.6 million, respectively. FHLB stock is recorded at historical cost.

(7) Office Premises and Equipment

  The following is a summary of office premises and equipment, net:

                                                                    June 30
                                                                ---------------
                                                                 2001    2000
                                                                ------- -------
                                                                (In thousands)
   Land........................................................ $ 2,075 $ 2,075
   Buildings and leasehold improvements........................   8,674   8,277
   Furniture, fixtures and equipment...........................   5,795   5,389
                                                                ------- -------
                                                                 16,544  15,741
   Less accumulated depreciation and amortization..............   9,401   8,611
                                                                ------- -------
                                                                $ 7,143 $ 7,130
                                                                ======= =======

  The Company recorded depreciation and amortization expense on premises, equipment and leasehold improvements of $1.2 million, $1.1 million and $1.0 million during 2001, 2000, and 1999, respectively.

(8) Deposits

  The following is a summary of deposits:

                                               June 30, 2001     June 30, 2000
                                             ----------------- -----------------
                                             Weighted          Weighted
                                             average           average
                                               rate    Amount    rate    Amount
                                             -------- -------- -------- --------
                                                   (Dollars in thousands)
Money market deposits.......................   3.08%  $151,849   4.33%  $149,376
Passbook deposits...........................   1.99     24,589   1.99     22,643
NOW and other demand deposits...............   1.41     55,960   1.37     45,240
Non-interest bearing demand deposits........    --      19,037    --      15,442
Certificates of deposit:
  3 months or less..........................   5.82    194,140   5.51    135,975
  Over 3 through 6 months...................   4.96    307,783   5.74    152,380
  Over 6 through 12 months..................   4.97    111,929   5.91    222,821
  Over 12 months............................   5.43     51,047   5.85     64,352
                                                      --------          --------
                                               4.46   $916,334   5.04   $808,229
                                               ====   ========   ====   ========

  The weighted average interest rates are at the end of the period and are based upon stated interest rates without giving consideration to daily compounding of interest or forfeiture of interest because of premature withdrawal.

  Certificates of deposit of $100,000 or more accounted for $227.6 million and $183.6 million of deposits at June 30, 2001 and 2000 respectively.

  At June 30, 2001 and 2000, the Company had accrued interest payable on deposits of $134,000 and $198,000, respectively, which is included in other liabilities in the accompanying consolidated statements of financial condition.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  Deposits at June 30, 2001 mature as follows (in thousands):

   Immediately withdrawable........................................... $251,435
   Year ending June 30:
     2002.............................................................  613,852
     2003.............................................................   33,886
     2004.............................................................    4,278
     2005.............................................................    8,270
     2006 and thereafter..............................................    4,613
                                                                       --------
                                                                       $916,334
                                                                       ========

  Interest expense by type of deposit account is summarized in the following table for the periods indicated:

                                                          Year ended June 30
                                                       ------------------------
                                                         2001    2000    1999
                                                       -------- ------- -------
                                                            (In thousands)
   Money market deposits.............................. $  5,737 $ 7,062 $ 6,008
   Passbook deposits..................................      451     421     363
   NOW and other demand deposits......................      694     633     476
   Certificates of deposit............................   36,394  26,108  22,685
                                                       -------- ------- -------
                                                       $ 43,276 $34,224 $29,532
                                                       ======== ======= =======

(9) Federal Home Loan Bank Advances

  Federal Home Loan Bank (FHLB) advances are summarized as follows:

                                                                  June 30
                                                             -----------------
                                                               2001     2000
                                                             -------- --------
                                                              (In thousands)
   FHLB advances, due at various dates through fiscal 2011,
    with interest rates from 3.94% to 7.23% and a weighted
    average rate of 5.89% at June 30, 2001 and from 4.70%
    to 7.20% and a weighted average rate of 6.30% at June
    30, 2000...............................................  $276,150 $290,250
                                                             ======== ========

  These advances are secured by the Bank's stock in the FHLB, certain MBS and certain mortgage loans aggregating $571.2 million and $513.8 million at June 30, 2001 and 2000, respectively. At June 30, 2001, the amount of additional credit available from the FHLB was $198.8 million.

  The maturities of FHLB advances are as follows (in thousands):

   Year ending June 30:
     2002.............................................................. $ 86,550
     2003..............................................................   79,100
     2004..............................................................   37,250
     2005..............................................................   24,250
     2006 and thereafter...............................................   49,000
                                                                        --------
                                                                        $276,150
                                                                        ========

  During the fiscal year ended June 30, 1999, the Company prepaid approximately $8.0 million of its higher cost borrowings and replaced the funds with less expensive borrowings and retail deposits.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

In association with the debt prepayment, the Company paid a prepayment fee of $61,000, after tax. The prepayment fee is disclosed in other general and administrative expense on the accompanying consolidated statements of earnings.

(10) Income Taxes

  Income taxes for the fiscal years ended June 30, 2001, 2000 and 1999 are comprised of the following:

                                                      Federal  State    Total
                                                      -------  ------  -------
                                                          (In thousands)
   Year ended June 30, 2001:
     Current......................................... $ 8,487  $2,900  $11,387
     Deferred........................................    (152)     50     (102)
                                                      -------  ------  -------
                                                      $ 8,335  $2,950  $11,285
                                                      =======  ======  =======
   Year ended June 30, 2000:
     Current......................................... $ 7,441  $2,447  $ 9,888
     Deferred........................................  (1,045)   (514)  (1,559)
                                                      -------  ------  -------
                                                      $ 6,396  $1,933  $ 8,329
                                                      =======  ======  =======
   Year ended June 30, 1999:
     Current......................................... $ 6,051  $1,948  $ 7,999
     Deferred........................................    (582)     47     (535)
                                                      -------  ------  -------
                                                      $ 5,469  $1,995  $ 7,464
                                                      =======  ======  =======

  A reconciliation from expected Federal income taxes to consolidated effective income taxes for the periods indicated follows. The statutory Federal income tax rates for June 30, 2001, 2000 and 1999 were 35%.

                                                        Year ended June 30
                                                       -----------------------
                                                        2001     2000    1999
                                                       -------  ------  ------
                                                          (In thousands)
   Expected Federal income taxes.....................  $ 9,245  $7,028  $5,952
   Increases (decreases) in computed tax resulting
    from:
     State taxes, net of Federal benefit.............    1,918   1,516   1,297
     Fair value of ESOP shares over cost.............      285     251     254
     Recaptured accrued taxes........................      --     (400)    --
     Other, net......................................     (163)    (66)    (39)
                                                       -------  ------  ------
                                                       $11,285  $8,329  $7,464
                                                       =======  ======  ======

  The Bank's tax bad debt reserve balance of approximately $10.9 million as of June 30, 2001, will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to stockholders in excess of the Bank's current and accumulated earnings and profit, a redemption of shares or upon a partial or complete liquidation of the Bank. The Bank does not intend to make distributions to stockholders that would result in recapture of any portion of its bad debt reserve. Since management intends to use the reserve only for the purpose for which it was intended, a deferred tax liability of approximately $3.8 million has not been recorded.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2001 and 2000 are presented below:

                                                               2001     2000
                                                              -------  -------
                                                              (In thousands)
   Deferred tax assets:
     Loan valuation allowances............................... $ 3,906  $ 3,424
     State income taxes......................................   1,200      993
     Deferred compensation...................................   1,115      917
     Amortization of core deposit............................     281      291
     Unrealized losses on securities available for sale......     --        38
     Accelerated depreciation................................     101        3
     Other...................................................     --       166
                                                              -------  -------
       Total gross deferred tax assets....................... $ 6,603  $ 5,832
                                                              -------  -------
   Deferred tax liabilities:
     Deferred loan fees...................................... $(3,386) $(3,388)
     FHLB stock dividends....................................  (3,038)  (2,517)
     Unrealized gains on securities available for sale.......    (217)     --
     Other...................................................    (170)     --
                                                              -------  -------
       Total gross deferred tax liabilities..................  (6,811)  (5,905)
                                                              -------  -------
       Net deferred tax liability............................ $  (208) $   (73)
                                                              =======  =======

  Deferred tax assets are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or tax credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carryback,
(2) future taxable income, exclusive of the reversal of existing temporary differences, that will result from the reversal of existing taxable temporary differences and (3) future taxable income generated by future operations. In addition, tax planning strategies may be available to accelerate taxable income or deductions, change the character of taxable income or deductions, or switch from tax-exempt to taxable investments so that there will be sufficient taxable income of an appropriate character and in the appropriate periods to allow for realization of the tax benefits. Management believes that the above-described deferred tax assets are more likely than not to be realized and, accordingly, has not established a valuation allowance for the years ended June 30, 2001 and 2000.

  Included in other liabilities are current taxes payable of $422,000 and $311,000 at June 30, 2001 and 2000, respectively.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(11) Regulatory Capital and Earnings Per Share

  The Bank is required to maintain certain minimum levels of regulatory capital as set forth by the OTS in capital standards applicable to all thrifts. These capital standards include a core capital requirement, a tangible capital requirement and a risk-based capital requirement. The Bank exceeds all capital requirements at June 30, 2001, as shown in the following table:

                     Tangible capital      Core capital     Risk-based capital
                    ------------------- ------------------- -------------------
                     Amount  Percentage  Amount  Percentage  Amount  Percentage
                    -------- ---------- -------- ---------- -------- ----------
                                      (Dollars in thousands)
   Actual.......... $102,502    7.81%   $102,502    7.81%   $113,291   12.96%
   Required........   19,687    1.50      52,499    4.00      69,957    8.00
                    --------    ----    --------    ----    --------   -----
   Excess.......... $ 82,815    6.31%   $ 50,003    3.81%   $ 43,334    4.96%
                    ========    ====    ========    ====    ========   =====

  The Federal Deposit Corporation Improvement Act of 1991 contains prompt corrective action (PCA) provisions pursuant to which banks and savings institutions are to be classified into one of five categories, based primarily upon capital adequacy, and which require specific supervisory actions as capital levels decrease. The OTS regulations implementing the PCA provisions define the five capital categories. The following table sets forth the definitions of the categories and the Bank's ratios as of June 30, 2001 and 2000:


                                                                                                         Core Capital
                                Tangible          Total Capital to           Core Capital to            to Adjusted Total
   Capital category           Capital Ratio     Risk-Weighted Assets       Risk-Weighted Assets              Assets
   ----------------         -----------------   ---------------------      --------------------        --------------------
   Well-capitalized........               N/A   (greater than or = to) 10%  (greater than or = to) 6%  (greater than or = to) 5%
   Adequately capitalized..               N/A   (greater than or = to)  8%  (greater than or = to) 4%  (greater than or = to) 4%
   Undercapitalized........               N/A              (less than)  8%             (less than) 4%             (less than) 4%
   Significantly
    undercapitalized.......               N/A              (less than)  6%             (less than) 3%             (less than) 3%
   Critically
    undercapitalized....... (less than or =)2%                        N/A                        N/A                         N/A
   Association at June 30,
    2001...................              7.81%                      12.96%                     11.72%                      7.81%
                            =================     =======================   ========================   ========================
   Association at June 30,
    2000...................              7.20%                      12.03%                     10.82%                      7.20%
                            =================     =======================   ========================   ========================

  The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from well-capitalized to adequately capitalized, or to subject an adequately capitalized or undercapitalized institution to the supervisory actions applicable to the next lower category, for supervisory concerns. Based on the latest notification from the OTS, at June 30, 2001 and 2000, the Bank was a well-capitalized institution. There are no conditions or events that management believes has changed the institution's category under the capital guidelines.

 Dividends

  Savings association subsidiaries of holding companies generally are required to provide their OTS District Director not less than 30 days' advance notice of any proposed declaration of a dividend on the association's stock. Under regulations adopted by the OTS, the insured institution's ability to declare and pay a dividend to its holding company is subject to certain limitations. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized associations. The Bank is considered a well-capitalized institution for purposes of dividend declarations. No dividends were declared or paid by the Bank in 2001. On May 19, 2000, the Bank declared a $1.0 million dividend payable to the Company based on an authorization by the Board of Directors of the Bank.

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

 Earnings Per Share

  The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

                              For the Year Ended               For the Year Ended               For the Year Ended
                                June 30, 2001                    June 30, 2000                    June 30, 1999
                       -------------------------------- -------------------------------- --------------------------------
                                                  Per-                             Per-                             Per-
                        Earnings      Shares     Share   Earnings      Shares     Share   Earnings      Shares     Share
                       (Numerator) (Denominator) Amount (Numerator) (Denominator) Amount (Numerator) (Denominator) Amount
                       ----------- ------------- ------ ----------- ------------- ------ ----------- ------------- ------
                                                             (Dollars in thousands)
Basic EPS
Net earnings before
 cumulative effect of
 change in accounting
 principle...........    $15,129     4,923,722   $3.07    $11,750     5,025,625   $2.34    $9,482      5,392,564   $1.76
Cumulative effect of
 change in accounting
 principle, net of
 taxes...............        --            --      --         --            --      --        162            --     0.03
                         -------     ---------   -----    -------     ---------   -----    ------      ---------   -----
Earnings available to
 common stockholders.    $15,129     4,923,722   $3.07    $11,750     5,025,625   $2.34    $9,644      5,392,564   $1.79
                         =======     =========   =====    =======     =========   =====    ======      =========   =====
Diluted EPS
Net earnings before
 cumulative effect of
 change in accounting
 principle...........    $15,129     4,923,722   $3.07    $11,750     5,025,625   $2.34    $9,482      5,392,564   $1.76
                         -------     ---------   -----    -------     ---------   -----    ------      ---------   -----
Options-common stock
 equivalents.........                  291,648                          224,546                          232,692
                                     ---------                        ---------                        ---------
Earnings available to
 common stockholders
 plus assumed
 conversions before
 cumulative effect of
 change in accounting
 principle...........     15,129     5,215,370    2.90     11,750     5,250,171    2.23     9,482      5,625,256    1.67
                         -------     ---------   -----    -------     ---------   -----    ------      ---------   -----
Cumulative effect of
 change in accounting
 principle, net of
 taxes...............        --            --      --         --            --      --        162            --     0.03
                         -------     ---------   -----    -------     ---------   -----    ------      ---------   -----
Earnings available to
 common stockholders
 plus assumed
 conversions.........    $15,129     5,215,370   $2.90    $11,750     5,250,171   $2.23    $9,644      5,625,256   $1.70
                         =======     =========   =====    =======     =========   =====    ======      =========   =====

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

  The Board of Directors approved the conversion of the Plan into a Cash Balance Plan effective January 1, 2000. Under the provisions of the Cash Balance Plan, a cash balance account is established for each participant at plan entry and increased over time with pay and interest credits. Pay credits are equal to 5.0% of eligible pay and are credited to each participant's cash balance account annually. Interest credits are based on ten-year Treasury Note rates and are credited to a participant's cash balance account quarterly. At termination of employment, a participant (if vested) becomes entitled to receive his or her cash balance account in a single payment or have it converted to a monthly annuity payable for life (or over a joint lifetime with his or her beneficiary) at retirement. Employees are eligible to participate in the Cash Balance Plan upon attaining the age of 21 and completing one year of service during which they have served a minimum of 1,000 hours. The Cash Balance Plan is intended to be an ERISA-qualified plan, and the Bank is preparing the filing for Internal Revenue Service (IRS) approval. The Bank implemented the Cash Balance Plan, effective January 1, 2000, on a provisional basis.

  Plan assets, at fair value, are primarily comprised of government obligations and short-term investments.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The following table sets forth the Plan's funded status and amounts recognized in the Bank's consolidated statements of financial condition:

                                                                   June 30
                                                                --------------
                                                                 2001    2000
                                                                ------  ------
                                                                     (In
                                                                 thousands)
   Change in Benefit Obligation
   Projected benefit obligation, beginning of year............. $3,851  $3,620
   Service cost................................................    210     106
   Interest cost...............................................    215     238
   Benefits paid............................................... (1,731)    (95)
   Plan amendment..............................................     54     447
   Actuarial gain..............................................    129    (465)
                                                                ------  ------
   Projected benefit obligation, end of year...................  2,728   3,851
                                                                ------  ------
   Change in Plan Assets
   Fair value of plan assets, beginning of year................  2,989   3,024
   Actual return on plan assets................................    450      60
   Employer contributions......................................    980     --
   Benefits paid............................................... (1,731)    (95)
                                                                ------  ------
   Fair value of plan assets, end of year......................  2,688   2,989
                                                                ------  ------
   Funded Status
   Unrecognized transition asset...............................     (2)     (4)
   Unrecognized prior service cost.............................    369     352
   Unrecognized loss...........................................     12     334
                                                                ------  ------
   Net amount recognized....................................... $  339  $ (180)
                                                                ======  ======
   Components of Net Periodic Benefit Cost
   Service cost................................................ $  210  $  106
   Interest cost...............................................    215     238
   Expected return on plan assets..............................   (155)   (176)
   Amortization of unrecognized transition obligation..........     (1)     (1)
   Amortization of unrecognized prior service cost.............     37       1
   Amortization of unrecognized loss...........................     37      96
   Effect of settlement........................................    118     --
                                                                ------  ------
   Net periodic benefit cost................................... $  461  $  264
                                                                ======  ======
   Accumulated Benefit Obligation, end of year................. $2,327  $3,489
                                                                ======  ======
   Amounts Recognized in Statement of Financial Condition
   Accrued benefit liability................................... $  --   $ (500)
   Intangible asset............................................    --      320
   Prepaid benefit cost........................................    339     --
                                                                ------  ------
   Net amount recognized....................................... $  339  $ (180)
                                                                ======  ======

  The weighted average discount rates used in determining the actuarial present value of the benefit obligations were 7.25% as of June 30, 2001 and 7.75% as of June 30, 2000. The salary increase assumption was 4.00% as of June 30, 2001 and 2000, respectively. The expected long-term rate of return on assets was 6.00% as of June 30, 2001 and 2000.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

 Supplemental Executive Retirement Plan

  The Bank has a supplemental executive defined benefit pension plan covering specified employees. The benefits are based on employee compensation and length of service and are offset by benefits provided by Social Security and the Company's other qualified retirement plans.

  The following table sets forth the Plan's funded status and amounts recognized in the Bank's consolidated statements of financial condition:

                                                                    June 30
                                                                  ------------
                                                                  2001   2000
                                                                  -----  -----
                                                                      (In
                                                                  thousands)
   Change in Benefit Obligation
   Projected benefit obligation, beginning of year............... $ 351  $ 873
   Service cost..................................................   --      47
   Interest cost.................................................    27     44
   Curtailment/Settlement........................................   (46)  (623)
   Actuarial loss................................................    29     10
                                                                  -----  -----
   Projected benefit obligation, end of year.....................   361    351
                                                                  -----  -----

   Funded Status
   Unrecognized loss.............................................    29    --
                                                                  -----  -----
   Net amount recognized......................................... $(332) $(351)
                                                                  =====  =====

   Components of Net Periodic Benefit Cost
   Service cost.................................................. $ --   $  47
   Interest cost.................................................    27     44
   Amortization of unrecognized prior service cost...............   --      24
   Amortization of unrecognized gain.............................   --     (88)
   Effect of Curtailment/Settlement..............................   --      72
                                                                  -----  -----
   Net periodic benefit cost..................................... $  27  $  99
                                                                  =====  =====
   Accumulated Benefit Obligation, end of year................... $ 361  $ 351
                                                                  =====  =====

   Amounts Recognized in Statement of Financial Condition
   Accrued benefit liability..................................... $(361) $(351)
   Accumulated comprehensive income..............................    29    --
                                                                  -----  -----
   Net amount recognized......................................... $(332) $(351)
                                                                  =====  =====

  The weighted average discount rates used in determining the actuarial present value of the benefit obligations were 7.25% as of June 30, 2001 and 7.75% as of June 30, 2000.

 Retirement Benefit Equalization Plan

  In conjunction with the conversion of the Bank's Defined Benefit Plan into a Cash Balance Plan effective January 1, 2000, the SERP was converted into a Retirement Benefit Equalization Plan (RBEP) for certain employees. The Retirement Benefit Equalization Plan (RBEP) is a supplemental plan to the Cash Balance Plan, 401(k) Plan, and ESOP and is intended to provide certain covered employees with the total amount of retirement income that they would otherwise receive under these plans if not for legislated ceilings in compliance with certain sections of the Internal Revenue Code which limit retirement benefits payable from qualified plans.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

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

  The expense related to the RBEP totaled $154,000 and $47,000, for the fiscal years ended June 30, 2001 and 2000. As this plan was newly created, there were no expenses for this plan for fiscal 1999.

 Employee Stock Ownership Plan (ESOP)

  The Company has established an ESOP for all employees who are age 21 or older and have completed one year of service with the Bank during which they have served a minimum of 1,000 hours. The ESOP is internally leveraged and borrowed $3.1 million from the Company to purchase 10% of the outstanding shares of the common stock of Quaker City Bancorp, Inc. issued in the original conversion to common stock ownership. The loan will be repaid principally from the Bank's discretionary contributions to the ESOP. In conjunction with the conversion of the Bank's Defined Benefit Plan into a Cash Balance Plan effective January 1, 2000, and the inclusion of all eligible employees as participants in the Plan, the Board of Directors approved an amendment to the ESOP which allows the loan underlying the ESOP to be reamortized over a longer period of time. ESOP participants will receive essentially the same benefit, but the length of time by which it will be received will be extended from September 2003 to December 2004. At June 30, 2001 and 2000, the outstanding balance on the loan was $815,000 and $1.0 million, respectively. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after five years of vesting service. Vesting will accelerate upon retirement, death or disability of the participant or in the event of a change in control of the Bank or the Company. Forfeitures will be reallocated among remaining participating employees, in the same proportion as contributions. Benefits may be payable upon death, retirement, early retirement, disability or separation from service. Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the Company reports compensation expense equal to the fair value of the shares allocated, and the allocated shares are considered outstanding for the computation of earnings per share. The expense related to the ESOP totaled $1.0 million, $1.0 million and $1.0 million for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. At June 30, 2001 and 2000, unearned compensation related to the ESOP approximated $794,000 and $1.0 million, respectively, and is shown as a reduction of stockholders' equity in the accompanying consolidated statements of financial condition.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The table below reflects ESOP activity for the periods indicated:

                                                               Year ended June
                                                                     30
                                                               ----------------
                                                                2001     2000
                                                               -------  -------
   Unallocated shares at beginning of period.................. 210,235  274,922
   Allocated.................................................. (44,823) (64,687)
                                                               -------  -------
   Unallocated shares at end of period........................ 165,412  210,235
                                                               =======  =======

  The fair value of unallocated ESOP shares totaled $4.9 million and $3.2 million at June 30, 2001 and 2000, respectively.

 401(k) Plan

  Effective July 1, 1997, the Bank implemented a 401(k) plan. Employees become eligible to participate in the Plan upon attaining the age of 21 and completing one year of service during which they have served a minimum of 1,000 hours. The benefits are based on employee compensation. During 2001, 2000, and 1999, the expense for this plan totaled $104,000, $89,000, and $57,000, respectively.

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

  There were no expenses related to the RRP for fiscal years ended June 30, 2001 and 2000. The expense related to the RRP for the fiscal year ended June 30, 1999 was approximately $115,000. All shares under the RRP were distributed as of January, 1999. Currently, there is no intention to continue this plan.

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

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The Company applies APB Opinion No. 25 and related interpretations for its plans, all of which are fixed stock option plans. Accordingly, the Company did not recognize compensation expense in connection with awards of stock options because the exercise price and the fair market value were the same at the dates of award. Had compensation cost for the Company Plans been recognized based upon the fair value of the options at the grant date consistent with the methodology specified in SFAS No. 123, the Company's net earnings and net earnings per share at June 30, 2001, 2000, and 1999 would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                           Year Ended June 30
                                                         ----------------------
                                                          2001    2000    1999
                                                         ------- ------- ------
Net earnings as reported................................ $15,129 $11,750 $9,644
Net earnings pro forma..................................  14,759  11,318  9,359
Basic earnings per share as reported....................    3.07    2.34   1.79
Basic earnings per share pro forma......................    3.00    2.25   1.74
Diluted earnings per share as reported..................    2.90    2.23   1.70
Diluted earnings per share pro forma....................    2.83    2.14   1.65

  The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 were $12.49, $7.36 and $6.69, respectively, on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for fiscal 2001: volatility of 25.5%, no expected dividends, risk free interest rate of 5.14% and an expected life of 8 years. The following weighted-average assumptions were used for fiscal 2000: volatility of 25.12%, no expected dividends, risk-free interest rate of 6.33% and an expected life of 8 years. The following weighted-average assumptions were used for fiscal 1999: volatility of 18.54%, no expected dividends, risk-free interest rate of 5.93%, and an expected life of 8 years. The effects of applying SFAS No. 123 for these pro forma disclosures are not likely to be representative of the effects on reported income for future years as options vest over several years and additional awards may be made each year.

  The Directors' Plan authorizes the granting of stock options for a total of 161,719 shares of common stock. The Stock Plan authorizes the granting of stock options for a total of 485,156 shares of common stock. All options granted under both plans were granted at an exercise price of $4.80 per share. The aggregate number of shares of common stock outstanding and available for issuance pursuant to the 1997 Stock Plan is 560,465 shares. Options covering a total of 73,874 shares were granted in fiscal 2001 at a weighted average exercise price of $28.68 per share, which was the fair market value on the grant date. Options covering a total of 100,257 shares were granted in fiscal 2000 at a weighted average exercise price of $15.70 per share, which was the fair market value on the grant date. Options covering a total of 110,000 shares were granted in fiscal 1999 at a weighted average exercise price of $16.13 per share, which was the fair market value on the grant date.

  All options initially granted under the Directors' Plan became fully exercisable January 1, 1995. Each option granted under the Directors' Plan expires upon the earlier of ten years following the date of grant or one year following the date the optionee ceases to be a director. All options granted under the Stock Plan are exercisable in three equal annual installments commencing January 1, 1995 and continuing on each anniversary date thereafter. Each option granted under the Stock Plan expires upon the earlier of ten years following the date of grant or three months following the date on which the employee ceases to perform services for the Bank or the Company, except that in the event of death, disability, retirement or upon a change in control of the Company or the Bank, options may be exercisable for up to one year thereafter or such longer period as determined by the Company.

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

  The table below reflects option activity for the periods indicated:

                                             Year ended June 30
                            --------------------------------------------------------
                                  2001               2000               1999
                            ------------------ ------------------ ------------------
                                     Weighted-          Weighted-          Weighted-
                                      Average            Average            Average
                                     Exercise           Exercise           Exercise
                            Shares     Price   Shares     Price   Shares     Price
                            -------  --------- -------  --------- -------  ---------
   Balance at beginning of
    period................. 732,668   $10.71   674,696   $ 9.79   613,039   $ 8.26
   Granted.................  73,874    28.68   100,257    15.70   110,000    16.13
   Expired.................  (2,739)   16.75   (10,815)   16.55       --       --
   Exercised............... (45,614)    7.11   (31,470)    4.80   (48,343)    4.80
                            -------            -------            -------
   Balance at end of
    period................. 758,189   $12.66   732,668   $10.71   674,696   $ 9.79
                            =======            =======            =======
   Options exercisable..... 609,575   $10.36   568,643   $ 9.24   443,863   $ 6.39
                            =======            =======            =======
   Remaining shares
    available for grant.... 116,723            187,858              8,085
                            =======            =======            =======

  The following table summarizes information about stock options outstanding at June 30, 2001:

                                       Options Outstanding            Options Exercisable
                              -------------------------------------- ---------------------
                                Number       Weighted-     Weighted-   Number    Weighted-
                              Outstanding     Average       Average  Exercisable  Average
                              at June 30,    Remaining     Exercise  at June 30, Exercise
   Range of Exercise Prices      2001     Contractual Life   Price      2001       Price
   ------------------------   ----------- ---------------- --------- ----------- ---------
   $ 4.80..................     315,376       2.5 years     $ 4.80     315,376    $ 4.80
   $13.375 to $18.75.......     370,189       7.4 years     $16.18     291,699    $16.24
   $23.625 to $29.00.......      72,624      10.0 years     $28.85       2,500    $24.69

(14) Commitments and Contingent Liabilities

  The Company leases certain premises and equipment on a long-term basis. Some of these leases require the Company to pay property taxes and insurance. Lease expense was approximately $731,000, $730,000 and $524,000 in 2001, 2000, and
1999, respectively. Annual minimum lease commitments attributable to long-term operating leases at June 30, 2001 were (in thousands):

   Year ending June 30:
    2002............................................................... $   686
    2003...............................................................     606
    2004...............................................................     499
    2005...............................................................     485
    2006...............................................................     385
    Thereafter through 2013............................................   1,239
                                                                        -------
                                                                        $ 3,900
                                                                        =======

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  At June 30, 2001 and 2000, the Company had approved commitments to originate loans of approximately $24.1 million and $15.0 million, respectively, substantially all of which were for one to four unit residential loans and multifamily residential loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company minimizes its exposure to loss under these commitments by requiring that customers meet certain conditions prior to disbursing funds. The amount of collateral, if any, is based on a credit evaluation of the borrower and generally involves residential real estate.

  At June 30, 2001 and 2000, the Company had $25.0 million and $25.5 million of approved undisbursed lines of credit, respectively.

  At June 30, 2001 and 2000, the Company had commitments to sell loans of $3.7 million and $11.2 million, respectively, for which the related loans are included in loans held for sale. There were commitments to purchase loans of $9.9 million at June 30, 2001 and no commitments to purchase loans at June 30, 2000. The Company had no commitments to sell investment securities or MBS at June 30, 2001 and 2000. There were no commitments to purchase investment securities or MBS at June 30, 2001 and 2000.

  The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(15) Parent Company Condensed Financial Information

  This information should be read in conjunction with the other notes to the consolidated financial statements. The following are the condensed financial statements for Quaker City Bancorp, Inc. (parent company only) as of June 30, 2001 and 2000 and for the years ended June 30, 2001, 2000 and 1999:

                       Statements of Financial Condition

                                                                   June 30
                                                               ----------------
                                                                 2001    2000
                             Assets                            -------- -------
                                                                (In thousands)
   Cash....................................................... $  1,172 $   175
   Investment in subsidiaries.................................  106,075  89,554
   Other assets...............................................       27     835
                                                               -------- -------
                                                               $107,274 $90,564
                                                               ======== =======
              Liabilities and Stockholders' Equity
   Liabilities--other liabilities............................. $  2,466 $ 2,530
   Stockholders' equity.......................................  104,808  88,034
                                                               -------- -------
                                                               $107,274 $90,564
                                                               ======== =======

                            Statements of Earnings

                                                         Year ended June 30
                                                       ------------------------
                                                        2001     2000     1999
                                                       -------  -------  ------
                                                           (In thousands)
   Dividend from bank................................  $   --   $ 1,000  $  --
   Interest income...................................       40      171     566
   Other income......................................      --       --      371
   Other expense.....................................     (403)    (386)   (377)
   Income taxes......................................      110       40    (275)
                                                       -------  -------  ------
       Earnings before equity in undistributed
        earnings of subsidiaries.....................     (253)     825     285
   Equity in undistributed earnings of subsidiaries..   15,382   10,925   9,359
                                                       -------  -------  ------
   Net earnings......................................  $15,129  $11,750  $9,644
                                                       =======  =======  ======

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                            Statements of Cash Flows

                                                      Year ended June 30
                                                   ---------------------------
                                                     2001      2000     1999
                                                   --------  --------  -------
                                                        (In thousands)
Cash flows from operating activities:
  Net earnings.................................... $ 15,129  $ 11,750  $ 9,644
  Adjustments to reconcile net earnings to cash
   provided by operating activities:
    Equity in undistributed earnings of
     subsidiaries.................................  (15,382)  (10,925)  (9,359)
    Gain on sale of securities available for sale.      --        --      (371)
    Decrease (increase) in other assets...........      808      (801)       3
    Increase (decrease) in other liabilities......      (64)   (1,554)   1,297
    Other.........................................      214       311      637
                                                   --------  --------  -------
      Total adjustments...........................  (14,424)  (12,969)  (7,793)
      Net cash provided (used) by operating
       activities.................................      705    (1,219)   1,851
                                                   --------  --------  -------
Cash flows from investing activities:
  Sale of investment securities available for
   sale...........................................      --        --     1,558
                                                   --------  --------  -------
      Net cash provided by investing activities...      --        --     1,558
                                                   --------  --------  -------
Cash flows from financing activities:
  Repurchase and retirement of stock..............     (357)   (6,143)  (6,566)
  Common stock options exercised..................      649       179      231
                                                   --------  --------  -------
      Net cash provided (used) in financing
       activities.................................      292    (5,964)  (6,335)
                                                   --------  --------  -------
      Net increase (decrease) in cash and cash
       equivalents................................      997    (7,183)  (2,926)
  Cash and cash equivalents, beginning of year....      175     7,358   10,284
                                                   --------  --------  -------
  Cash and cash equivalents, end of year.......... $  1,172  $    175  $ 7,358
                                                   ========  ========  =======

                  QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

(16) Fair Value of Financial Instruments

  Pursuant to requirements under accounting principles generally accepted in the United States of America, the Company has included information about the fair values of the Company's financial instruments, whether or not such instruments are recognized in the accompanying consolidated statements of financial condition. In cases where quoted market prices are not available, fair values are estimated based upon discounted cash flows. Those techniques are significantly affected by the assumptions utilized, including the assumed discount rates and estimates of future cash flows. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale or other disposition of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. All components of cash and cash equivalents and accrued interest receivable and payable are presumed to have approximately equal book and fair values because the periods over which such amounts are realized are relatively short. As a result of the assumptions utilized, the aggregate fair value estimates presented herein do not necessarily represent the Company's aggregate underlying fair value.

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

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

  The following table presents the carrying values and fair values of the Company's financial instruments at the dates indicated:

                                                        June 30
                                         --------------------------------------
                                                2001                2000
                                         ------------------- ------------------
                                         Carrying    Fair    Carrying   Fair
                                           value     value    value     value
                                         --------- --------- -------- ---------
   ASSETS:
   Cash and due from banks.............  $  12,952    12,952 $  9,494     9,494
   Interest-bearing deposits...........      2,898     2,898      673       673
   Federal funds sold and other short-
    term investments...................        900       900    3,900     3,900
   Investment securities...............     13,252    13,306   21,863    20,780
   Investment securities available-for-
    sale...............................     25,549    25,549    9,498     9,498
   Loans receivable, net...............  1,093,168 1,113,648  990,675 1,005,179
   Loans receivable held-for-sale......      4,556     4,556   21,212    21,212
   Mortgage-backed securities held-to-
    maturity...........................    100,395   100,891   85,457    81,378
   Mortgage-backed securities
    available-for-sale.................     25,209    25,209   24,404    24,404
   Federal Home Loan Bank stock........     16,689    16,689   15,607    15,607

   LIABILITIES:
   Deposits............................    916,334   918,204  808,229   807,607
   Federal Home Loan Bank advances.....    276,150   279,777  290,250   288,567

   OFF-BALANCE SHEET:
     Commitments to extend credit......        --        --       --        165
     Unused lines of credit............        --        380      --      1,631
     Loans sold with recourse
      (including bond loans)...........        --        --       --       (960)

(17) Quarterly Results of Operations (Unaudited)

                                                 Three months ended
                                    --------------------------------------------
                                     June
                                      30,   March 31, December 31, September 30,
                                     2001     2001        2000         2000
                                    ------- --------- ------------ -------------
                                      (In thousands, except per share amounts)
Interest income.................... $26,894  $26,925    $25,438       $24,571
Interest expense...................  15,037   15,746     15,348        14,906
                                    -------  -------    -------       -------
  Net interest income..............  11,857   11,179     10,090         9,665
Provision for losses...............     --       200        300           300
Other income.......................   1,654    1,487      1,295         1,364
Other expense......................   5,896    5,474      4,991         5,016
                                    -------  -------    -------       -------
  Earnings before income taxes.....   7,615    6,992      6,094         5,713
Income taxes.......................   3,270    3,023      2,555         2,437
                                    -------  -------    -------       -------
  Net earnings..................... $ 4,345  $ 3,969    $ 3,539       $ 3,276
                                    =======  =======    =======       =======
Basic earnings per share........... $  0.88  $  0.80    $  0.72       $  0.67
                                    =======  =======    =======       =======
Diluted earnings per share......... $  0.82  $  0.76    $  0.68       $  0.64
                                    =======  =======    =======       =======

                   QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

                                                 Three months ended
                                    --------------------------------------------
                                     June
                                      30,   March 31, December 31, September 30,
                                     2000     2000        1999         1999
                                    ------- --------- ------------ -------------
                                      (In thousands, except per share amounts)
Interest income.................... $23,211  $21,740    $20,250       $19,335
Interest expense...................  13,838   12,487     11,613        10,976
                                    -------  -------    -------       -------
  Net interest income..............   9,373    9,253      8,637         8,359
Provision for losses...............     400      400        400           400
Other income.......................   1,343    1,148      1,191         1,060
Other expense......................   5,047    4,954      4,467         4,217
                                    -------  -------    -------       -------
  Earnings before income taxes.....   5,269    5,047      4,961         4,802
Income taxes.......................   1,830    2,207      2,180         2,112
                                    -------  -------    -------       -------
  Net earnings..................... $ 3,439  $ 2,840    $ 2,781       $ 2,690
                                    =======  =======    =======       =======
Basic earnings per share........... $  0.70  $  0.57    $  0.55       $  0.52
                                    =======  =======    =======       =======
Diluted earnings per share......... $  0.67  $  0.54    $  0.52       $  0.49
                                    =======  =======    =======       =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Incorporated herein by this reference is the information set forth in the sections entitled "DIRECTORS AND EXECUTIVE OFFICERS--Directors" and "-- Executive Officers" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" contained in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated herein by this reference is the information set forth in the sections entitled "DIRECTORS AND EXECUTIVE OFFICERS--Compensation of Directors", "COMPENSATION AND OTHER INFORMATION" and "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" contained in the 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by this reference is the information set forth in the sections entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "SECURITY OWNERSHIP OF MANAGEMENT" contained in the 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by this reference is the information set forth in the section entitled "RELATED PARTY TRANSACTIONS" contained in the 2001 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

                                                                           Page
                               Description                                 No.
                               -----------                                 ----
Independent Auditors' Report.............................................. F-2
Consolidated Statements of Financial Condition at June 30, 2001 and 2000.. F-3
Consolidated Statements of Earnings for Each of the Years in the Three-
 Year Period Ended June 30, 2001.......................................... F-4
Consolidated Statements of Comprehensive Income for Each of the Years in
 the Three-Year Period Ended June 30, 2001................................ F-5
Consolidated Statements of Stockholders' Equity for Each of the Years in
 the Three-Year Period Ended June 30, 2001................................ F-6
Consolidated Statements of Cash Flows for Each of the Years in the Three-
 Year Period Ended June 30, 2001.......................................... F-7
Notes to Consolidated Financial Statements................................ F-8

  (a)(2) Financial Statement Schedules

  All schedules are omitted as the required information is inapplicable or the information is presented in the Company's consolidated financial statements or related notes included elsewhere in this report.

  (a)(3) Exhibits

 Exhibit
 Number                                Description
 -------                               -----------
  3.1    Amended and Restated Certificate of Incorporation of Quaker City
         Bancorp, Inc.

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

 10.6.6  Quaker City Bank Three Year Employment Agreement Renewal and Extension
         Acknowledgment between Quaker City Bank and Frederic R. McGill dated
         July 1, 2000.*(7)

 Exhibit
 Number                                Description
 -------                               -----------
 10.6.7  Quaker City Bank Three Year Employment Agreement Renewal and Extension
         Acknowledgment between Quaker City Bank and Frederic R. McGill dated
         July 1, 2001.*

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

 10.7.6  Quaker City Bank Change in Control Agreement Renewal and Extension
         Acknowledgment between Quaker City Bank and Dwight L. Wilson dated
         July 1, 2000.*(7)

 10.7.7  Quaker City Bank Change in Control Agreement Renewal and Extension
         Acknowledgment between Quaker City Bank and Dwight L. Wilson dated
         July 1, 2001.*

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

 10.8.6  Quaker City Bank Change in Control Agreement Renewal and Extension
         Acknowledgment between Quaker City Bank and Harold Rams dated July 1,
         2000.*(7)

 Exhibit
 Number                                Description
 -------                               -----------
 10.8.7  Quaker City Bank Change in Control Agreement Renewal and Extension
         Acknowledgment between Quaker City Bank and Harold Rams dated July 1,
         2001.*

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

 10.9.6  Quaker City Bank Change in Control Agreement Renewal and Extension
         Acknowledgment between Quaker City Bank and Kathryn M. Hennigan dated
         July 1, 2000.*(7)

 10.9.7  Quaker City Bank Change in Control Agreement Renewal and Extension
         Acknowledgment between Quaker City Bank and Kathryn M. Hennigan dated
         July 1, 2001.*

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

 10.10.6 Quaker City Bank Change in Control Agreement Renewal and Extension
         Acknowledgment between Quaker City Bank and Karen A. Tannheimer dated
         July 1, 2000.*(7)

 Exhibit
 Number                                Description
 -------                               -----------
 10.10.7 Quaker City Bank Change in Control Agreement Renewal and Extension
         Acknowledgment between Quaker City Bank and Karen A. Tannheimer dated
         July 1, 2001.*

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

 10.11.6 Quaker City Bank Change in Control Agreement Renewal and Extension
         Acknowledgment between Quaker City Bank and Robert C. Teeling dated
         July 1, 2000.*(7)

 10.11.7 Quaker City Bank Change in Control Agreement Renewal and Extension
         Acknowledgment between Quaker City Bank and Robert C. Teeling dated
         July 1, 2001.*

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

 10.15.3 Quaker City Bank Change in Control Agreement Renewal and Extension
         Acknowledgment between Quaker City Bank and Hank H. Kadowaki dated
         July 1, 2000.*(7)

 10.15.4 Quaker City Bank Change in Control Agreement Renewal and Extension
         Acknowledgment between Quaker City Bank and Hank H. Kadowaki dated
         July 1, 2001.*

 Exhibit
 Number                               Description
 -------                              -----------
 10.16   Change in Control Agreements between Quaker City Bancorp, Inc. and
         Quaker City Bank, respectively, and Jerrold S. Perisho as of May 22,
         2000.*(7)

 10.16.1 Quaker City Bank Change in Control Agreement Renewal and Extension
         Acknowledgment between Quaker City Bank and Jerrold S. Perisho dated
         July 1, 2000.*(7)

 10.16.2 Quaker City Bank Change in Control Agreement Renewal and Extension
         Acknowledgment between Quaker City Bank and Jerrold S. Perisho dated
         July 1, 2001.*

 10.17   Quaker City Bank Employees Retirement Plan.*(7)

 10.18   Quaker City Bank Retirement Benefit Equalization Plan.*(7)

 10.19   Quaker City Bank Employee Stock Ownership Trust amended Loan and
         Security Agreement between CNA Trust, as trustee (the "Trustee") and
         Quaker City Bancorp, Inc. and amended related Promissory Note and
         Security Agreement Re Instruments or Negotiable Documents to be
         Deposited of the Trustee.*

 11.1**  Statement Regarding Computation of Earnings Per Share.

 21**    Subsidiaries of Quaker City Bancorp, Inc.

 23      Consent of KPMG LLP.

--------
 * Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.
 ** Reproduced herein for the reader's convenience.
(1) Incorporated by reference to the corresponding exhibit to the Registrant's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1994.
(2) Incorporated by reference to the corresponding exhibit to the Registrant's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1995.
(3) Incorporated by reference to the corresponding exhibit to the Registrant's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1996.
(4) Incorporated by reference to the corresponding exhibit to the Registrant's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1997.
(5) Incorporated by reference to the corresponding exhibit to the Registrant's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1998.
(6) Incorporated by reference to the corresponding exhibit to the Registrant's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1999.
(7) Incorporated by reference to the corresponding exhibit to the Registrant's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2000.

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

DATE: September 27, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

/s/         J.L. Thomas                 Chairman of the Board      September 27, 2001
____________________________________
            J.L. Thomas

/s/   Frederic R. (Rick) McGill        Director, President and     September 27, 2001
____________________________________   Chief Executive Officer
     Frederic R. (Rick) McGill           (Principal Executive
                                               Officer)

/s/       Dwight L. Wilson              Senior Vice President,     September 27, 2001
____________________________________        Treasurer and
          Dwight L. Wilson             Chief Financial Officer
                                         (Principal Financial
                                               Officer)
                                        (Principal Accounting
                                               Officer)

/s/      David S. Engelman                     Director            September 27, 2001
____________________________________
         David S. Engelman

/s/       Alfred J. Gobar                      Director            September 27, 2001
____________________________________
          Alfred J. Gobar

/s/       Wayne L. Harvey                      Director            September 27, 2001
____________________________________
          Wayne L. Harvey

/s/     David K. Leichtfuss                    Director            September 27, 2001
____________________________________
        David K. Leichtfuss

/s/       Edward L. Miller                     Director            September 27, 2001
____________________________________
          Edward L. Miller