Form 10-Q
period 2001-09-30
QUAKER CITY BANCORP INC
filed 2001-11-14
CIK 912465

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q



[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended SEPTEMBER 30, 2001
                                     ------------------

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

                        YES [X]      NO [_]

Number of shares outstanding of the registrant's sole class of common stock at November 9, 2001: 5,181,942.

                           Quaker City Bancorp, Inc.
                                     Index


PART  I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Statements of Financial Condition (unaudited) as of
          September 30, 2001 and June 30, 2001...............................  3

          Consolidated Statements of Operations (unaudited) for the
          Three Months Ended September 30, 2001 and 2000.....................  4

          Consolidated Statements of Comprehensive Income (unaudited) for the Three Months Ended September 30, 2001 and 2000.................  5

          Consolidated Statements of Cash Flows (unaudited) for the
          Three Months Ended September 30, 2001 and 2000.....................  6

          Notes to Consolidated Financial Statements.........................  8

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................. 10

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K................................... 23

                           Quaker City Bancorp, Inc.
                 Consolidated Statements of Financial Condition
                                   Unaudited
                       (In thousands, except share data)

                                                                         September 30,    June 30,
                                                                              2001          2001
Assets                                                                   -------------   ----------
  Cash and due from banks.............................................      $   15,175   $   12,952
  Interest-bearing deposits...........................................             418        2,898
  Federal funds sold and other short-term investments.................           6,300          900
  Investment securities held-to-maturity..............................           7,757       13,252
  Investment securities available-for-sale............................          33,298       25,549
  Loans receivable, net...............................................       1,116,917    1,093,168
  Loans receivable held-for-sale......................................           1,264        4,556
  Mortgage-backed securities held-to-maturity.........................          99,379      100,395
  Mortgage-backed securities available-for-sale.......................          23,168       25,209
  Real estate held for sale...........................................              --            6
  Federal Home Loan Bank stock, at cost...............................          16,398       16,689
  Office premises and equipment, net..................................           6,906        7,143
  Accrued interest receivable and other assets........................          10,532       10,840
                                                                            ----------   ----------
        Total assets..................................................      $1,337,512   $1,313,557
                                                                            ==========   ==========

Liabilities and Stockholders' Equity
  Deposits............................................................      $  953,053   $  916,334
  Federal Home Loan Bank advances.....................................         251,550      276,150
  Deferred tax liability..............................................             335          208
  Accounts payable and accrued expenses...............................           5,675        6,354
  Other liabilities...................................................          16,525        9,703
                                                                            ----------   ----------
      Total liabilities...............................................       1,227,138    1,208,749

Stockholders' Equity:
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 5,181,692 shares and 5,133,691 at September 30,
   2001 and June 30, 2001, respectively...............................              52           51
Additional paid-in capital............................................          73,708       73,121
Accumulated other comprehensive income................................             450          274
Retained earnings, substantially restricted...........................          36,898       32,156
Deferred compensation.................................................            (734)        (794)
                                                                            ----------   ----------
     Total stockholders' equity.......................................         110,374      104,808
                                                                            ----------   ----------
     Total liabilities and stockholders' equity.......................      $1,337,512   $1,313,557
                                                                            ==========   ==========

         See accompanying notes to consolidated financial statements.

                           Quaker City Bancorp, Inc.
                     Consolidated Statements of Operations
                                   Unaudited
                     (In thousands, except per share data)

                                                             Three Months Ended
                                                                September 30,
                                                             ------------------
                                                                2001      2000
                                                              -------   -------
Interest income:
  Loans receivable..........................................  $23,135   $21,799
  Mortgage-backed securities................................    2,027     1,856
  Investment securities.....................................      604       562
  Other.....................................................      286       354
                                                              -------   -------
     Total interest income..................................   26,052    24,571
                                                              -------   -------

Interest expense:
  Deposits..................................................    9,853    10,430
  Federal Home Loan Bank advances...........................    3,933     4,476
                                                              -------   -------
     Total interest expense.................................   13,786    14,906
                                                              -------   -------

     Net interest income before provision for loan losses...   12,266     9,665

Provision for loan losses...................................       --       300
                                                              -------   -------

     Net interest income after provision for loan losses....   12,266     9,365
                                                              -------   -------

Other income:
  Deposit fees..............................................      814       529
  Loan service charges and fees.............................      516       504
  Gain on sale of loans held-for-sale.......................      161        63
  Commissions...............................................      235       207
  Other.....................................................       13        61
                                                              -------   -------
     Total other income.....................................    1,739     1,364
                                                              -------   -------

Other expense:
  Compensation and employee benefits........................    3,214     2,762
  Occupancy, net............................................      725       730
  Federal deposit insurance premiums........................      100        88
  Data processing...........................................      306       258
  Advertising and promotional...............................      313       289
  Consulting fees...........................................      142       167
  Other general and administrative expense..................      896       690
                                                              -------   -------
     Total general and administrative expense...............    5,696     4,984
  Real estate operations, net...............................       --         3
  Amortization of core deposit intangible...................       29        29
                                                              -------   -------
     Total other expense....................................    5,725     5,016
                                                              -------   -------

  Earnings before income taxes..............................    8,280     5,713

Income taxes................................................    3,538     2,437
                                                              -------   -------

Net earnings................................................  $ 4,742   $ 3,276
                                                              =======   =======

Basic earnings per share....................................    $0.95     $0.67
Diluted earnings per share..................................    $0.89     $0.64

         See accompanying notes to consolidated financial statements.

                           Quaker City Bancorp, Inc.
                Consolidated Statements of Comprehensive Income
                                   Unaudited
                                (In thousands)

                                                                        Three Months Ended
                                                                           September 30,
                                                                        ------------------
                                                                          2001      2000
                                                                        --------  --------
Net earnings...........................................................   $4,742    $3,276
Other comprehensive income:
     Unrealized holding gain (loss) on securities
       available-for-sale arising during the period, net of taxes......      176       (70)
                                                                          ------    ------
Increase (decrease) in accumulated other
  comprehensive income, net of tax.....................................      176       (70)
                                                                          ------    ------
     Total comprehensive income........................................   $4,918    $3,206
                                                                          ======    ======

         See accompanying notes to consolidated financial statements.

                           Quaker City Bancorp, Inc.
                     Consolidated Statements of Cash Flows
                                   Unaudited
                                 (In thousands)

                                                                                      Three Months Ended
                                                                                         September 30,
                                                                                      ------------------
                                                                                        2001        2000
                                                                                      --------   -------
Cash flows from operating activities:
    Net earnings...................................................................   $  4,742  $   3,276
                                                                                      --------  ---------
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization..............................................         51         94
        Provision for loan losses..................................................         --        300
        Gain on sale of real estate held for sale..................................         --        (36)
        Gain on sale of loans held for sale........................................       (161)       (63)
        Loans originated for sale..................................................    (16,325)   (18,987)
        Proceeds from sale of loans held for sale..................................     19,641     13,103
        Federal Home Loan Bank (FHLB) stock dividend received......................       (244)      (273)
        Decrease in accrued interest receivable and other assets...................        279      1,171
        Increase in other liabilities..............................................      6,822      3,436
        Decrease in accounts payable and accrued expenses..........................       (679)      (719)
        Other......................................................................        505        142
                                                                                      --------  ---------
            Total adjustments......................................................      9,889     (1,832)
                                                                                      --------  ---------
            Net cash provided by operating activities..............................     14,631      1,444
                                                                                      --------  ---------
Cash flows from investing activities:
    Loans originated for investment................................................    (68,281)   (45,804)
    Loans purchased for investment.................................................    (25,079)    (5,966)
    Principal repayments on loans..................................................     69,889     33,341
    Purchase of investment securities available for sale...........................     (7,587)        --
    Purchases of investment securities held to maturity............................         --     (3,944)
    Maturities and principal repayments of investment securities held to maturity..      5,504      2,142
    Purchases of mortgage-backed securities available for sale.....................         --     (4,964)
    Purchases of mortgage-backed securities held to maturity.......................     (8,103)        --
    Principal repayments on mortgage-backed securities held to maturity............      9,084      5,466
    Principal repayments on mortgage-backed securities available for sale..........      2,195      1,163
    Proceeds from sale of real estate held for sale................................          6         41
    (Purchase) Redemption of FHLB stock............................................        535         --
    Investment in office premises and equipment....................................        (34)      (372)
                                                                                      --------  ---------
            Net cash used by investing activities..................................    (21,871)   (18,897)
                                                                                      --------  ---------
Cash flows from financing activities:
    Increase in deposits...........................................................     36,719     22,505
    Proceeds from funding of FHLB advances.........................................     22,900    119,400
    Repayments of FHLB advances....................................................    (47,500)  (120,900)
    Stock options exercised........................................................        264         29
    Repurchase of stock............................................................         --       (258)
                                                                                      --------  ---------
            Net cash provided by financing activities..............................     12,383     20,776
                                                                                      --------  ---------
            Increase (decrease) in cash and cash equivalents.......................      5,143      3,323
Cash and cash equivalents at beginning of period...................................     16,750     14,067
                                                                                      --------  ---------
Cash and cash equivalents at end of period.........................................   $ 21,893  $  17,390
                                                                                      ========  =========

                           Quaker City Bancorp, Inc.
                     Consolidated Statements of Cash Flows
                                  (continued)
                                   Unaudited
                                (In thousands)

                                                                             Three Months Ended
                                                                                September 30,
                                                                             ------------------
                                                                                2001     2000
                                                                              -------  -------
Supplemental disclosures of cash flow information:
  Interest paid (including interest credited)..............................   $13,534  $13,796
Cash paid for income taxes.................................................     1,050    1,000
                                                                              =======  =======
Supplemental schedule of noncash investing and financing activities:
  Additions to loans resulting from the sale of real estate acquired
   through foreclosure.....................................................   $    --  $   262

  Additions to real estate acquired through foreclosure ...................        --       22
                                                                              =======  =======


         See accompanying notes to consolidated financial statements.

Quaker City Bancorp, Inc.
Notes to Consolidated Financial Statements


1. The consolidated statements of financial condition as of September 30, 2001 and the related consolidated statements of operations and comprehensive income for the three months ended September 30, 2001 and 2000 and the related consolidated statements of cash flows for the three months ended September 30, 2001 and 2000 are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial condition of Quaker City Bancorp, Inc. (the "Company") as of September 30, 2001 and its results of operations and comprehensive income for the three months ended September 30, 2001 and 2000 and cash flows for the three months ended September 30, 2001 and 2000. The results of operations for the unaudited periods are not necessarily indicative of the results of operations to be expected for the entire year of fiscal 2002.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 2001.

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

3. The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). A derivative is considered either an asset or liability in the statement of
     financial position and measured at fair value.   If a derivative is
     designated as a hedging instrument, the changes in fair value of the derivative are either (a) recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item or (b) reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a derivative not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change. As of September 30, 2001, the Company has approximately $2.9 million of commitments to originate loans which will be held for sale and approximately $383,000 of loan sale commitments that qualify as derivatives under SFAS No. 133. The fair value of such commitments approximate zero at September 30, 2001.

4. In June 2001, the Financial Accounting Standards Board (FASB or the Board) issued SFAS No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.
     142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     The Company is required to adopt the provisions of SFAS No. 142 effective for the Company beginning July 1, 2002. As of September 30, 2001 the Company has no assets classified as goodwill under the new pronouncement. However, the Company does have core deposit premiums. Under the provisions of SFAS No. 142, the Company expects to continue amortizing these intangible assets over their estimated useful lives. The impact of the adoption of SFAS No. 142 is expected to be immaterial to the Company.

5. In June 2001 the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. Management has not yet determined the impact, if any, of adoption of SFAS No. 143.

6. In August, 2001, the FASB issued FASB Statement No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement. The statement is effective for fiscal years beginning after December 15, 2001 and must be adopted as of the beginning of the fiscal year. Management does not expect the implementation of SFAS No. 144 to have a material impact on the Company's consolidated financial statements.

Quaker City Bancorp, Inc.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Quaker City Bancorp, Inc., incorporated in Delaware, is primarily engaged in the savings and loan business through its wholly owned subsidiary, Quaker City Bank (the "Bank"). At September 30, 2001, the Bank operated seventeen retail banking offices in southern California, including six "in-store" Wal-Mart branches. The Bank is scheduled to open eleven additional in-store Wal-Mart branches within the next two fiscal years, bringing its total to seventeen in-store Wal-Mart branches. Wal-Mart has entered into an agreement with another financial institution for the opening of additional in-store branches throughout the United States. It is not known whether the Bank will open any additional branches in Wal-Mart stores other than the seventeen currently under lease. The Bank is subject to significant competition from other financial institutions, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

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


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Total stockholders' equity for the Company was $110.4 million at September 30, 2001, compared to $104.8 million at June 30, 2001. Consolidated assets totaled $1.34 billion at September 30, 2001, an increase of $24.0 million compared to June 30, 2001.

Pursuant to plans to repurchase Company stock, the Company may acquire up to 250,000 additional shares under the current Board authorization. No shares have been repurchased by the Company, as of November 9, 2001, during Fiscal 2002.

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not currently engage in trading activities. The Company's financial instruments include interest sensitive loans receivable, federal funds sold, MBS, investment securities, FHLB stock, deposits and borrowings. The Company's average interest sensitive assets totaled approximately $1.30 billion for the three months ended September 30, 2001. Interest sensitive liabilities totaled approximately $1.18 billion at September 30, 2001. The composition of the

Company's financial instruments subject to market risk has not changed materially since June 30, 2001.


Total loans receivable (including loans receivable held-for-sale) amounted to $1.12 billion at September 30, 2001, compared to $1.10 billion at June 30, 2001. The following table presents loans receivable at the dates indicated:

                                        At September 30,   At June 30,
                                              2001            2001
                                        ----------------   -----------
                                                   (In millions)
One-to-four family.....................        $  312.8      $  311.9
Multifamily............................           557.7         550.9
Commercial and land....................           255.0         241.7
Other..................................             8.4           9.0
Unamortized discounts..................            (4.8)         (4.9)
Allowance for loan losses..............           (10.9)        (10.9)
                                               --------      --------
    Total..............................        $1,118.2      $1,097.7
                                               ========      ========

Loan originations totaled $84.6 million and loan purchases totaled $25.0 million for the quarter ended September 30, 2001, compared to loan originations of $64.8 million and loan purchases of $6.0 million for the quarter ended September 30, 2000.

Loan originations were comprised of the following:

                                         For the Three Months Ended
                                        ----------------------------
                                        September 30,  September 30,
                                             2001           2000
                                        -------------  -------------
                                               (In millions)
One-to-four family.....................      $16.8          $ 7.8
Multifamily............................       48.9           35.6
Commercial and land....................       18.6           21.4
Other..................................        0.3             --
                                             -----          -----
    Total loans originated.............      $84.6          $64.8
                                             =====          =====

Loan purchases were comprised of the following:

                                         For the Three Months Ended
                                        ----------------------------
                                        September 30,  September 30,
                                             2001           2000
                                        -------------  -------------
                                               (In millions)
One-to-four family                          $21.6           $ --
Multifamily                                   1.7            6.0
Commercial and land                           1.7             --
                                            -----           ----
     Total loans purchased                  $25.0           $6.0
                                            =====           ====


The increase in loan production for the three months ended September 30, 2001 as compared to the same period in the previous year is primarily a result of an increase in one-to-four family and multifamily loan originations and one-to-four family loan purchases. At present, the Company expects to continue its focus on one-to-four family and multifamily lending during the current fiscal year.

MBS held to maturity totaled $99.4 million at September 30, 2001, compared to $100.4 million at June 30, 2001. Approximately $8.1 million of purchases were off-set by $9.1 million in amortization and pay-offs during the three month period. MBS available for sale amounted to $23.2 million at September 30, 2001 compared to $25.2 million at June 30, 2001.

From time to time the Company has obtained advances from the Federal Home Loan Bank ("FHLB") as an alternative to retail deposit funds. The net decrease in FHLB advances was $24.6 million for three months ended September 30, 2001. Deposits increased by $36.7 million for the three months ended September 30, 2001. In addition, while the majority of the Bank's deposits are retail in nature, the Bank has accepted $65.0 million in time deposits from a political subdivision. The Bank considers these funds to be wholesale deposits and an alternative borrowing source rather than a customer relationship and their levels are determined by management's decision as to the most economic funding sources.

In addition to FHLB advances and proceeds from increases in customer deposits, other sources of liquidity for the Company include principal repayments on loans and MBS, proceeds from sales of loans held for sale and other cash flows generated from operations. Principal repayments on loans were $69.9 million and $33.3 million for the three months ended September 30, 2001 and 2000,
respectively.   With continued downward pressure on interest rates, loans are being paid off more rapidly than in the previous reporting period. This trend is expected to continue into the next fiscal quarter.

Proceeds from loan sales amounted to $19.6 million for the quarter ended September 30, 2001 as compared to $13.1 million for the quarter ended September 30, 2000. The increase in loan sales during the three months ended September 30, 2001 was primarily a result of the increased demand for fixed rate one-to-four family mortgage loans. In the past, the Company's policy was to sell most 30 and 15 year fixed-rate one-to-four family loans as well as certain adjustable-rate one-to-four family loans, multifamily loans, and commercial and industrial loans it has originated that meet predefined criteria. In October of 2001, the Company began holding most 30 and 15 year fixed-rate one-to-four family loans, as investment alternatives in the current economic environment are less advantageous. Management will continue to monitor this strategy, and as the situation warrants, may resume selling most 30 and 15 year fixed-rate one-to-four family loans. Loans serviced for others decreased to $309.2 million at September 30, 2001, from $312.0 million at June 30, 2001, primarily due to increased loan payoffs.

The Financial Regulatory Relief and Economic Efficiency Act of 2000 repealed the statutory liquidity requirement for savings associations, citing the requirement as unnecessary. In light of this action, the OTS repealed its liquidity regulations, with the following exceptions. Savings associations must continue to maintain sufficient liquidity to ensure safe and sound operation; the appropriate level of liquidity will vary depending on the activities in which the savings association engages.

The repeal of the OTS' liquidity regulations was effected as an interim rule with request for comments. The comment period expired May 14, 2001 and the OTS adopted the interim rule as a final rule on July 18, 2001. Management does not believe this rule change will have any adverse impact on the Bank's operations.

Sources of capital and liquidity for the Company on a stand alone basis include distributions from the Bank. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

RESULTS OF OPERATIONS

Net Earnings  The Company recorded net earnings of $4.7 million, $0.89 per
------------
diluted share for the quarter ended September 30, 2001. This compares to net earnings of $3.3 million, $0.64 per diluted share for the same quarter last year. The increase in net earnings for the three months ended September 30, 2001 as compared to September 30, 2000 is primarily a result of an increase in net interest income as discussed below.

Interest Income  Interest income amounted to $26.1 million for the quarter ended
---------------
September 30, 2001 as compared to $24.6 million for the quarter ended September 30, 2000. The increase in interest income is primarily a result of a larger earning asset base. Average earning assets for the current quarter increased to $1.30 billion compared to $1.19 billion for the same period last year, a 9.2% increase. The yield on earning assets was 8.00% for the quarter ended September 30, 2001 as compared to 8.25% for the quarter ended September 30, 2000.

Interest Expense  Interest expense for the quarter ended September 30, 2001 was
----------------
$13.8 million, compared to $14.9 million for the same quarter in the previous year. The decrease in interest expense for the three months ended September 30, 2001 is primarily a result of a decrease in the cost of interest-bearing liabilities during the period. The average cost of funds was 4.66% for the quarter ended September 30, 2001 as compared to 5.47% for the quarter ended September 30, 2000, a decrease of 81 basis points or 15% over the comparable period last year.

Net Interest Income Before Provision for Loan Losses  Net interest income
----------------------------------------------------
before provision for loan losses for the quarter ended September 30, 2001 amounted to $12.3 million compared to $9.7 million for the same period last year. The net interest margin for the three months ended September 30, 2001 was 3.77% compared to 3.24% for the same period last year, as the cost of funds decreased more rapidly than the yield on earning assets during the period.

The following table displays average interest rates on the Company's interest-earning assets and interest-bearing liabilities:

                                             Three month average
                                             -------------------
                                        September 30,   September 30,
                                            2001            2000
                                        -------------   -------------
Yield on interest-earning assets.......     8.00%           8.25%
Cost of interest-bearing liabilities...     4.66%           5.47%
                                            ----            ----
Interest rate spread (1)...............     3.34%           2.78%
                                            ====            ====
Net interest margin (2)................     3.77%           3.24%
                                            ====            ====

(1) The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2) The net interest margin represents net interest income as a percentage of average interest-earning assets.


Provision for Loan Losses  The Company maintains valuation allowances for losses
-------------------------
on loans and real estate that the Company's management believes to be inherent in those portfolios. The Company's management evaluates the adequacy of the level of the loss allowance quarterly as a function of its internal asset review process.

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

The Company's internal asset review system and loss allowance methodology are designed to provide for timely identification of problem assets and recognition of losses. The current asset monitoring process includes the use of asset classification to segregate the assets, primarily real estate loans, into types of loans. Currently our type classifications are one-to-four family loans, multifamily loans, commercial and land loans, and other loans.

The allowance for loan losses consists of three elements: (i) specific valuation allowances, (ii) general valuations allowances based on historical loan loss experience and current trends, and (iii) allowance adjustments based on general economic conditions and other risk factors in the

Company's individual markets.

Specific Valuation Allowances.  A specific valuation allowance for losses on a
-----------------------------
loan is established when management determines the loan to be impaired and the loss can be reasonably estimated. Generally, the Company's loans are collateral dependent, therefore, specific reserves would be established based upon the value of the underlying collateral. To comply with this policy, management has established a monitoring system that requires an annual review of real estate loans on commercial properties with balances in excess of $500,000 and for multifamily loans in excess of $750,000. In addition, all assets considered to be adversely classified or criticized are reviewed monthly for impairment. The annual review process requires an analysis of current operating statements, an evaluation of the property's current and past performance, an evaluation of the borrower's ability to repay, and an evaluation of the overall condition of the collateral. Based upon the results of the review, a new appraisal may be required.

General Valuation Allowances.  These allowances relate to assets with no well-
----------------------------
defined deficiencies or weaknesses (i.e., assets are not impaired) and take into consideration losses that are inherent within the portfolio but have not yet been realized. General valuation allowances are determined by applying factors that include the mix of loan products within the portfolio, any change in underwriting standards, past loss experience and general economic conditions and other risk factors. Past loss experience within homogeneous loan categories is analyzed annually. The Company may revise general valuation allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan category.

General Economic Conditions and Other Risk Factors.  The Company considers
--------------------------------------------------
general economic conditions and other risk factors when setting valuation allowances. These factors are based on local marketplace conditions and/or events that could affect loan repayment. The assessment of general economic conditions inherently involves a higher degree of uncertainty as it requires management to anticipate the impact that economic trends, legislative actions or other unique market and/or portfolio issues have on estimated credit losses.
For example, in assessing economic risks in the marketplace, management considers local unemployment trends, real estate absorption rates, expansion and contraction plans of major employers, and other similar indicators. Consideration of other risk factors typically includes recent loss experience in specific portfolio segments, trends in loan quality, concentrations of credit risk together with any internal administrative risk factors. These risk factors are carefully reviewed by management and are revised as conditions indicate.

The Company has significantly increased its commercial and industrial real estate loan portfolio in recent years to a level of 22.31% of total gross loans at September 30, 2001, compared to 21.55% at June 30, 2001. Both because the size of the commercial real estate loan portfolio has increased significantly and most of the loans comprising the portfolio are unseasoned, having been originated within the last four fiscal years, the Company's past loss experience with respect to its commercial real estate loan portfolio may not be representative of the risk of loss in such portfolio in the future. Multifamily and commercial real estate are generally considered to involve a higher degree of credit risk and to be more vulnerable to adverse conditions in the real estate market and to deteriorating economic conditions, particularly changes in interest rates, than one-to-four family residential mortgage loans. These loans typically involve higher loan principal amounts and the repayment of such loans generally depend on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. In addition, multifamily and commercial real estate values tend to be more cyclical and, while the southern California real estate market remained strong in 2001, recessionary economic conditions of the type that prevailed in prior years in the Company's lending market area tend to result in higher vacancy and reduced rental rates and net operating incomes from multifamily and commercial real estate properties.

The following table sets forth the Company's allowance for loan losses to total loans and the percentage of loans to total loans in each of the loan types listed:


                                       At September 30, 2001                  At June 30, 2001
                               ------------------------------------  -----------------------------------
                                                             (In thousands)
                                        Percentage     Percentage              Percentage     Percentage
                                            of          of Loans                   of          of Loans
                                         Allowance      in Each                 Allowance      in Each
                                         to Total     Category to               to Total     Category to
                               Amount    Allowance    Total Loans    Amount     Allowance    Total Loans
                               -------   ---------    -----------    ------     ---------    -----------
One-to-four family..........   $ 1,186       10.84%       27.59%     $ 1,443       13.18%       28.01%
Multifamily.................     5,955       54.42        49.18        5,883       53.76        49.47
Commercial & Land...........     3,655       33.40        22.49        3,475       31.76        21.71
Other.......................       147        1.34         0.74          142        1.30         0.81
Unallocated.................        --          --          N/A           --          --          N/A
                                ------      ------       ------       ------      ------       ------
Total allowance for
 loan  losses...............   $10,943      100.00%      100.00%     $10,943      100.00%      100.00%
                               =======      ======       ======      =======      ======       ======

The Company recorded no provision for loan losses for the three months ended September 30, 2001 compared to $300,000 for the same period in the prior year. Provision for loan losses was not recorded in the current quarter as a result of record low nonperforming assets, continued paydowns and no charge-offs.

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

The following is a summary of the activity in the allowance for loan losses:

                                        At or for the
                                     Three Months Ended
                                -------------------------------
                                September 30,     September 30,
                                    2001              2000
                                -------------     -------------
                                        (In thousands)
Balance at beginning of.......     $10,943            $10,161
Provision for loan losses.....          --                300
Charge-offs...................          --                 --
Recoveries....................          --                 --
                                   -------            -------
Balance at end of period......     $10,943            $10,461
                                   =======            =======

The general allowance for loan and real estate losses for the three months ended September 30, 2001 was $10.9 million as compared to $10.5 million for the three months ended September 30, 2000. The specific allowance for loan and real estate losses was $146,000 at September 30, 2001 as compared to $482,000 at September 30, 2000. The specific allowance declined due to increased real estate values in southern California.

Other Income  Other income for the three months ended September 30, 2001 was
------------
$1.7 million as compared to $1.4 million for the same period last year, an increase of 21.4%. This was primarily the result of increased deposit fee income related to checking accounts, up 53.9% from the same period last year. The Company has emphasized checking account growth through marketing during the past several years.

Other Expense   Other expense for the three months ended September 30, 2001
-------------
increased to $5.7 million compared to $5.0 million for the same period last year. Other expense for the three months ended September 30, 2001 increased from the same period last year, primarily as a result of the expansion of the branch network including the addition of two "in-store" Wal-Mart branches that were opened in the third quarter of Fiscal 2001. Loan expense was also up from the same period last year, as the Bank experienced increased loan demand resulting from the decline in interest rates. The efficiency ratio for the quarter ended September 30, 2001 improved to 40.67% compared to 45.19% for the same period last year. The efficiency ratio is the measurement of general and administrative expense as a percentage of net interest income and other income, excluding nonrecurring items.

Income Taxes   The Company's effective tax rates were 42.73% and 42.66% for the
------------
quarters ended September 30, 2001 and 2000, respectively. The effective tax rates were comparable to the applicable statutory rates in effect.

ASSET QUALITY

The following table sets forth information regarding nonaccrual loans, troubled debt restructured loans and real estate acquired through foreclosure at the dates indicated:

                                                                     At         At           At
                                                               September 30,  June 30,   September 30,
                                                                    2001        2001         2000
                                                               -------------  --------   -------------
                                                                      (Dollars in thousands)
Nonaccrual loans (1):
  Real estate loans:
    One-to-four family.........................................    $ 1,616    $ 2,440         $ 1,585
    Multifamily................................................        147        707             743
    Commercial and land........................................         --         --           1,700
    Consumer...................................................        100         35              --
                                                                   -------    -------         -------
    Total nonaccrual loans (1).................................      1,863      3,182           4,028

Troubled debt restructured loans...............................         --         --             210
                                                                   -------    -------         -------
        Total non-performing loans.............................      1,863      3,182           4,238
Real estate acquired through foreclosure.......................         --          6             401
                                                                   -------    -------         -------
         Total non-performing assets...........................    $ 1,863    $ 3,188         $ 4,639
                                                                   =======    =======         =======

Non-performing loans as a percentage of gross loans (2)........       0.16%      0.29%           0.40%
Non-performing assets as a percentage of total assets (3)......       0.14%      0.24%           0.38%
Total allowance for loan losses as a percentage of
    gross loans................................................       0.97%      0.98%           0.99%
Total allowance for loan losses as a percentage of total
    non-performing loans.......................................     587.39%    343.90%         246.84%
Total allowance as a percentage of total non-performing
    assets (4).................................................     587.39%    343.26%         225.50%

(1) Nonaccrual loans are net of specific allowances of $0, $0 and $0 at September 30, 2001, June 30, 2001 and September 30, 2000, respectively.
(2) Non-performing loans are net of specific allowances and include nonaccrual and troubled debt restructured loans. Gross loans include loans held for sale.
(3) Non-performing assets include non-performing loans and REO.
(4) Total allowance includes loan and REO valuation allowances.

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

Nonperforming assets decreased to $1.9 million, 0.14% of total assets at September 30, 2001, compared to $3.2 million, 0.24% of total assets at June 30, 2001. Classified loans increased to $9.0 million at September 30, 2001, compared to $7.6 million at June 30, 2001. This is primarily the result of the classification of two loans, totaling $1.1 million, as substandard because the
borrowers have filed for bankruptcy protection.   Both of these loans were
performing in
accordance with their contractual terms at September 30, 2001. Their classification as substandard is required by OTS regulation.

Impaired Loans  A loan is considered impaired when based on current
--------------
circumstances and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Creditors are required to measure impairment of a loan based on any one of the following: (i) the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, (ii) an observable market price or (iii) the fair value of the loan's underlying collateral. The Company measures loan impairment based on the fair value of the loan's underlying collateral property. Impaired loans exclude large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include one-to-four family loans with principal balances of less than $300,000, commercial properties with balances of less than $500,000 and multifamily loans with balances of less than $750,000.

Factors considered as part of the periodic loan review process to determine whether a loan is impaired, as defined under SFAS 114, "Accounting by Creditors for Impairment of a Loan" and as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," address both the amount the Company believes is probable that it will collect and the timing of such collection. As part of the Company's loan review process the Company considers such factors as the ability of the borrower to continue to meet the debt service requirements, assessments of other sources of repayment, the fair value of any collateral and the Company's prior history in dealing with the particular type of loan involved. In evaluating whether a loan is considered impaired, insignificant delays (less than twelve months) in the absence of other facts and circumstances would not alone lead to the conclusion that a loan was impaired. At September 30, 2001, the Company had a gross investment in impaired loans of $869,000 for which specific valuation allowances of $146,000 had been established.

During the three months ended September 30, 2001, the Company's average investment in impaired loans was $871,000. For the three months ended September 30, 2001, income recorded on impaired loans totaled $18,000, substantially all of which was recorded in accordance with the policy for non-accrual loans. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. All impaired loans were performing in accordance with their contractual terms at September 30, 2001.


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

The Bank was in compliance with all capital requirements in effect at September 30, 2001, and meets all standards necessary to be considered "well-capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The following table reflects the required and actual regulatory capital ratios of the Bank at the dates indicated:



                                                              FDICIA

                                                  FIRREA     "Well-Capitalized"      Actual         Actual
Regulatory Capital Ratios for Quaker City        Minimum          Minimum         at September    at June 30,
Bank                                           Requirement      Requirement           2001           2001
----                                           -----------   ------------------   ------------    -----------
Tangible capital............................      1.50%             N/A               8.06%         7.81%
Core capital to adjusted total assets.......      4.00%            5.00%              8.06%         7.81%
Core capital to risk-weighted assets........      4.00%            6.00%             11.94%        11.72%
Total capital to risk-weighted assets.......      8.00%           10.00%             13.14%        12.96%

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

Date: November 14, 2001               By: /s/ Dwight L. Wilson
      -----------------                   --------------------
                                      Dwight L. Wilson
                                      Senior Vice President,
                                      Treasurer and Chief Financial Officer