Form 10-Q
period 2001-12-31
QUAKER CITY BANCORP INC
filed 2002-02-14
CIK 912465

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended DECEMBER 31, 2001
                                     ------------------

                                      OR


[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

                        Commission File Number: 0-22528


                           QUAKER CITY BANCORP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


DELAWARE                                                              95-4444221
--------                                                              ----------
(State or other jurisdiction of                                 (I.R.S. employer
incorporation or organization)                               identification no.)

7021 Greenleaf Avenue, Whittier, California                                90602
--------------------------------------------                               -----
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

                              YES [X]         NO [_]

Number of shares outstanding of the registrant's sole class of common stock at February 8, 2002: 5,243,652.

                           Quaker City Bancorp, Inc.
                                     Index

PART  I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements
          Consolidated Statements of Financial Condition (unaudited) as of
          December 31, 2001 and June 30, 2001.........................................................    3

          Consolidated Statements of Operations (unaudited) for the
          Three and Six Months Ended December 31, 2001 and 2000.......................................    4

          Consolidated Statements of Comprehensive Income (unaudited)
          for the Three and Six Months Ended December 31, 2001 and 2000................................   5

          Consolidated Statements of Cash Flows (unaudited) for the
          Six Months Ended December 31, 2001 and 2000..................................................   6

          Notes to Consolidated Financial Statements...................................................   8

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................................................  10

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................  22


PART II.  OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Stockholders..............................................  24

 Item 6.  Exhibits and Reports on Form 8-K.............................................................  24

                           Quaker City Bancorp, Inc.
                Consolidated Statements of Financial Condition
                                   Unaudited
                       (In thousands, except share data)

                                                                                December 31,        June 30,
                                                                                   2001               2001
                                                                                   ----               ----
Assets
     Cash and due from banks...........................................      $   13,168         $   12,952
     Interest-bearing deposits.........................................             645              2,898
     Federal funds sold and other short-term investments...............           3,400                900
     Investment securities held-to-maturity............................           5,954             13,252
     Investment securities available-for-sale..........................          34,883             25,549
     Loans receivable, net.............................................       1,152,953          1,093,168
     Loans receivable held-for-sale....................................           4,593              4,556
     Mortgage-backed securities held-to-maturity.......................         129,186            100,395
     Mortgage-backed securities available-for-sale.....................          20,569             25,209
     Real estate held for sale.........................................              --                  6
     Federal Home Loan Bank stock, at cost.............................          15,527             16,689
     Office premises and equipment, net................................           6,823              7,143
     Accrued interest receivable and other assets......................          11,962             10,840
                                                                             ----------         ----------
          Total assets.................................................      $1,399,663         $1,313,557
                                                                             ==========         ==========
Liabilities and Stockholders' Equity
     Deposits..........................................................      $  965,869         $  916,334
     Federal Home Loan Bank advances...................................         300,850            276,150
     Deferred tax liability............................................             217                208
     Accounts payable and accrued expenses.............................           7,232              6,354
     Other liabilities.................................................           9,263              9,703
                                                                             ----------         ----------
          Total liabilities............................................       1,283,431          1,208,749

     Stockholders' Equity:
     Common stock, $.01 par value. Authorized 20,000,000 shares;
        issued and outstanding 5,220,237 shares and 5,133,691 at
        December 31, 2001 and June 30, 2001, respectively..............              52                 51
     Additional paid-in capital........................................          74,568             73,121
     Accumulated other comprehensive income............................             287                274
     Retained earnings, substantially restricted.......................          41,998             32,156
     Deferred compensation.............................................            (673)              (794)
                                                                             ----------         ----------
          Total stockholders' equity...................................         116,232            104,808
                                                                             ----------         ----------
          Total liabilities and stockholders' equity...................      $1,399,663         $1,313,557
                                                                             ==========         ==========

         See accompanying notes to consolidated financial statements.

                           Quaker City Bancorp, Inc.
                     Consolidated Statements of Operations
                                   Unaudited
                     (In thousands, except per share data)


                                                                       Three Months Ended             Six Months Ended
                                                                          December 31,                  December 31,
                                                                       2001          2000            2001          2000
                                                                       ----          ----            ----          ----
Interest income:
     Loans receivable..........................................      $22,644        $22,615        $45,779       $44,414
     Mortgage-backed securities................................        2,087          1,845          4,114         3,701
     Investment securities.....................................          501            563          1,105         1,125
     Other.....................................................          254            415            540           769
                                                                     -------        -------        -------       -------
          Total interest income................................       25,486         25,438         51,538        50,009
                                                                     -------        -------        -------       -------

Interest expense:
     Deposits..................................................        8,478         10,876         18,331        21,306
     Federal Home Loan Bank advances...........................        3,902          4,472          7,835         8,948
                                                                     -------        -------        -------       -------
          Total interest expense...............................       12,380         15,348         26,166        30,254
                                                                     -------        -------        -------       -------

     Net interest income before provision for loan losses......       13,106         10,090         25,372        19,755

Provision for loan losses......................................          200            300            200           600
                                                                     -------        -------        -------       -------

     Net interest income after provision for loan losses.......       12,906          9,790         25,172        19,155
                                                                     -------        -------        -------       -------

Other income:
     Deposit fees..............................................          861            522          1,675         1,051
     Loan service charges and fees.............................          562            458          1,078           962
     Gain on sale of loans held-for-sale.......................          113             66            274           129
     Commissions...............................................          247            222            482           429
     Other.....................................................           12             27             25            88
                                                                     -------        -------        -------       -------
          Total other income...................................        1,795          1,295          3,534         2,659
                                                                     -------        -------        -------       -------

Other expense:
     Compensation and employee benefits........................        3,176          2,635          6,390         5,397
     Occupancy, net............................................          721            767          1,446         1,497
     Federal deposit insurance premiums........................          100             91            200           179
     Data processing...........................................          301            256            607           514
     Advertising and promotional...............................          380            306            693           595
     Consulting fees...........................................          213            159            355           326
     Other general and administrative expense..................          892            766          1,788         1,456
                                                                     -------        -------        -------       -------
          Total general and administrative expense.............        5,783          4,980         11,479         9,964
     Real estate operations, net...............................           --            (17)            --           (14)
     Amortization of core deposit intangible...................           28             28             57            57
                                                                     -------        -------        -------       -------
          Total other expense..................................        5,811          4,991         11,536        10,007
                                                                     -------        -------        -------       -------

     Earnings before income taxes.............................         8,890          6,094         17,170        11,807

Income taxes..................................................         3,790          2,555         7,328          4,992
                                                                     -------        -------        -------       -------
Net earnings..................................................       $ 5,100        $ 3,539        $ 9,842       $ 6,815
                                                                     =======        =======        =======       =======

Basic earnings per share......................................       $  1.01        $  0.72        $  1.96       $  1.39
Diluted earnings per share....................................       $  0.96        $  0.68        $  1.85       $  1.32

         See accompanying notes to consolidated financial statements.

                           Quaker City Bancorp, Inc.
                Consolidated Statements of Comprehensive Income
                                   Unaudited
                                (In thousands)


                                                                       Three Months Ended             Six Months Ended
                                                                          December 31,                  December 31,
                                                                       2001           2000           2001          2000
                                                                       ----           ----           ----          ----
Net earnings.................................................         $5,100        $3,539         $9,842        $6,815
Other comprehensive income:
     Unrealized holding gain (loss) on securities
       available-for-sale arising during the period,
       net of taxes..........................................           (163)          262             13           192
                                                                      ------        ------         ------        ------
Increase (decrease) in accumulated other comprehensive
 income, net of tax..........................................           (163)          262             13           192
                                                                      ------        ------         ------        ------
          Total comprehensive income.........................         $4,937        $3,801         $9,855        $7,007
                                                                      ======        ======         ======        ======

         See accompanying notes to consolidated financial statements.

                           Quaker City Bancorp, Inc.
                     Consolidated Statements of Cash Flows
                                   Unaudited
                                (In thousands)

                                                                                                   Six Months Ended
                                                                                                      December 31,
                                                                                                  2001             2000
                                                                                                  ----             ----
Cash flows from operating activities:
    Net earnings............................................................................   $    9,842      $    6,815
                                                                                               ----------      ----------
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization.......................................................           26             226
        Provision for loan losses...........................................................          200             600
        Gain on sale of real estate held-for-sale...........................................           --             (58)
        Gain on sale of loans held-for-sale.................................................         (274)           (129)
        Loans originated for sale...........................................................      (27,537)        (21,677)
        Proceeds from sale of loans held-for-sale...........................................       27,580          27,862
        Federal Home Loan Bank (FHLB) stock dividend received...............................         (465)           (538)
        (Increase) decrease in accrued interest receivable and other assets.................       (1,179)            907
        Decrease in other liabilities.......................................................         (440)           (993)
        Increase (decrease) in accounts payable and accrued expenses........................          878            (475)
        Other...............................................................................        1,060             392
                                                                                               ----------      ----------
            Total adjustments...............................................................         (151)          6,117
                                                                                               ----------      ----------
            Net cash provided by operating activities.......................................        9,691          12,932
                                                                                               ----------      ----------
Cash flows from investing activities:
    Loans originated for investment.........................................................     (143,272)        (92,271)
    Loans purchased for investment..........................................................      (71,910)        (35,482)
    Principal repayments on loans...........................................................      155,736          68,535
    Purchases of investment securities available-for-sale...................................       (9,419)             --
    Purchases of investment securities held-to-maturity.....................................       (2,000)         (3,944)
    Maturities and principal repayments of investment securities held-to-maturity...........        9,313           2,225
    Purchases of mortgage-backed securities available-for-sale..............................           --          (4,964)
    Purchases of mortgage-backed securities held-to-maturity................................      (51,197)         (7,926)
    Principal repayments on mortgage-backed securities held-to-maturity.....................       22,285           7,845
    Principal repayments on mortgage-backed securities available-for-sale...................        4,770           2,696
    Proceeds from sale of real estate held-for-sale.........................................            6             200
    Redemption of FHLB stock................................................................        1,627              --
    Investment in office premises and equipment.............................................         (218)           (485)
                                                                                               ----------      ----------
            Net cash used by investing activities...........................................      (84,279)        (63,571)
                                                                                               ----------      ----------
Cash flows from financing activities:
    Increase in deposits....................................................................       49,535          45,356
    Proceeds from funding of FHLB advances..................................................      118,300         226,100
    Repayments of FHLB advances.............................................................      (93,600)       (218,700)
    Stock options exercised.................................................................          816              92
    Repurchase of stock.....................................................................           --            (356)
                                                                                               ----------      ----------
            Net cash provided by financing activities.......................................       75,051          52,492
                                                                                               ----------      ----------
            Increase (decrease) in cash and cash equivalents................................          463           1,853
Cash and cash equivalents at beginning of period............................................       16,750          14,067
                                                                                               ----------      ----------
Cash and cash equivalents at end of period..................................................   $   17,213      $   15,920
                                                                                               ==========      ==========

                           Quaker City Bancorp, Inc.
                     Consolidated Statements of Cash Flows
                                  (continued)
                                   Unaudited
                                (In thousands)

                                                                                                      Six Months Ended
                                                                                                         December 31,
                                                                                                    2001           2000
                                                                                                    ----           ----
Supplemental disclosures of cash flow information:
       Interest paid (including interest credited)...........................................     $27,380         $28,200
       Cash paid for income taxes............................................................       6,300           5,312
                                                                                                  =======         =======
Supplemental schedule of noncash investing and financing activities:
       Additions to loans resulting from the sale of real estate acquired through
       foreclosure...........................................................................     $    --         $   262
       Additions to real estate acquired through foreclosure.................................          --              22
                                                                                                  =======         =======



         See accompanying notes to consolidated financial statements.

Quaker City Bancorp, Inc.
Notes to Consolidated Financial Statements


1. The consolidated statements of financial condition as of December 31, 2001 and the related consolidated statements of operations and comprehensive income for the three and six months ended December 31, 2001 and 2000 and the related consolidated statements of cash flows for the six months ended December 31, 2001 and 2000 are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial condition of Quaker City Bancorp, Inc. (the "Company") as of December 31, 2001 and its results of operations and comprehensive income for the three and six months ended December 31, 2001 and 2000 and cash flows for the six months ended December 31, 2001 and 2000. The results of operations for the unaudited periods are not necessarily indicative of the results of operations to be expected for the entire year of fiscal 2002.

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

3. The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133" ). A derivative is considered either an asset or liability in the statement of financial position and measured at fair value. If a derivative is designated as a hedging instrument, the changes in fair value of the derivative are either (a) recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item or (b) reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a derivative not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change. As of December 31, 2001, the Company has approximately $1.6 million of commitments to originate loans which will be held for sale and approximately $1.5 million of loan sale commitments that qualify as derivatives under SFAS No. 133. The fair value of such commitments approximate zero at December 31, 2001.

4 In June 2001, the Financial Accounting Standards Board (FASB or the Board) issued SFAS No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.
     142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     The Company is required to adopt the provisions of SFAS No. 142 effective for the Company beginning July 1, 2002. As of December 31, 2001 the Company has no assets classified as goodwill under the new pronouncement. However, the Company does have core deposit premiums. Under the provisions of SFAS No. 142, the Company expects to continue amortizing these intangible assets over their estimated useful lives. The impact of the adoption of SFAS No. 142 is expected to be immaterial to the Company.

5. In June 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. Management does not expect the implementation of SFAS No. 143 to have a material impact on the Company's consolidated financial statements.

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

Quaker City Bancorp, Inc.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

Quaker City Bancorp, Inc., incorporated in Delaware, is primarily engaged in the savings and loan business through its wholly owned subsidiary, Quaker City Bank (the "Bank"). At December 31, 2001, the Bank operated seventeen retail banking offices in southern California, including six "in-store" Wal-Mart branches. Three new Wal-Mart in-store retail branches were opened at the end of the month of January 2002, in the communities of Huntington Beach, Lancaster and Palmdale bringing the number of Wal-Mart branch offices to nine and our total retail banking branches to twenty. The Bank is scheduled to open eight additional in-store Wal-Mart branches within the next two fiscal years, bringing its total to seventeen in-store Wal-Mart branches. Wal-Mart has entered into an agreement with another financial institution for the opening of additional in-store branches throughout the United States. It is not known whether the Bank will open any additional branches in Wal-Mart stores other than the seventeen currently under agreement. The Bank is subject to significant competition from other financial institutions, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

The Company is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds primarily in loans secured by multifamily mortgages, one-to-four family residential mortgages, commercial real estate mortgages and mortgage-backed securities ("MBS").


RESULTS OF OPERATIONS

Net Earnings The Company recorded net earnings of $5.1 million, $0.96 per
------------
diluted share for the quarter ended December 31, 2001. This compares to net earnings of $3.5 million, $0.68 per diluted share for the same quarter last year. The Company recorded net earnings of $9.8 million, $1.85 per diluted share for the six months ended December 31, 2001. This compares to net earnings of $6.8 million, $1.32 per diluted share for the same period last year. The increase in net earnings for the three and six months ended December 31, 2001 as compared to December 31, 2000 is primarily a result of an increase in net interest income as discussed below.

Interest Income Interest income amounted to $25.5 million for the quarter ended
---------------
December 31, 2001 as compared to $25.4 million for the quarter ended December 31, 2000. Interest income amounted to $51.5 million for the six months ended December 31, 200l as compared to $50.0 million for the six months ended December 31, 2000. The slight increase in interest income is primarily a result of a larger earning asset base, which more than offset the decline in the yield on earning assets for both the quarter and six months periods ended December 31, 2001. Average earning assets for the current quarter increased to $1.346 billion compared to $1.208 billion for the same period last year, a 11.4% increase. Average earning assets for the six months ended December 31, 2001 increased to $1.325 billion compared to $1.200 billion for the same period last year, a 10.4% increase. The yield on earning assets was 7.57% for the quarter ended December 31, 2001 as compared to 8.43% for the quarter ended December 31, 2000. The yield on earning assets was 7.78% for the six months ended December 31, 2001 as compared to 8.34% for the six months ended December 31, 2000. Downward pressure on interest rates has resulted in the repricing of adjustable rate loans, increased loan payoffs, and loan originations and refinances funded at record low interest rates.

Interest Expense Interest expense for the quarter ended December 31, 2001 was
----------------
$12.4 million, compared to $15.3 million for the same quarter in the previous year. Interest expense for the six months ended December 31, 2001 was $26.2 million, compared to $30.3 million for the same period in the previous year. The decrease in interest expense for the three months ended December 31, 2001 is primarily a result of a decrease in the cost of interest-bearing liabilities during the period. The average cost of funds was 4.09% for the quarter ended December 31, 2001 as compared to 5.56% for the quarter ended December 31, 2000, a decrease of 147 basis points or 26.4% over the comparable period last year. The average cost of funds was 4.37% for the six months ended December 31, 2001 as compared to 5.51% for the six months ended December 31, 2000, a decrease of 114 basis points or 20.7% over the comparable period last year.

Net Interest Income Before Provision for Loan Losses Net interest income before
----------------------------------------------------
provision for loan losses for the quarter ended December 31, 2001 amounted to $13.1 million compared to $10.1 million for the same period last year. Net interest income before provision for loan losses for the six months ended December 31, 2001 amounted to $25.4 million compared to $19.8 million for the same period last year. The net interest margin for the three months ended December 31, 2001 was 3.89% compared to 3.34% for the same period last year. The net interest margin for the six months ended December 31, 2001 was 3.83% compared to 3.29% for the same period last year. For comparison purposes, the net interest margin for the three months ended September 30, 2001 was 3.77%. Approximately $300.0 million of the Bank's adjustable rate loans hit floor rates during the first quarter of fiscal 2002. This together with the reduction in the cost of funds, and the lagging loan pricing indices contributed to the expansion of the net interest margin in the second quarter of fiscal 2002.

The following table displays average interest rates on the Company's interest-earning assets and interest-bearing liabilities:

                                                   Three month average             Six month average
                                                   -------------------             -----------------
                                                  December 31,  December 31,    December 31,   December 31,
                                                     2001          2000             2001           2000
                                                     ----          ----             ----           ----
     Yield on interest-earning assets..........     7.57%          8.43%           7.78%           8.34%
     Cost of interest-bearing liabilities......     4.09%          5.56%           4.37%           5.51%
                                                    -----          -----           -----           -----
     Interest rate spread (1)..................     3.48%          2.87%           3.41%           2.83%
                                                    =====          =====           =====           =====
     Net interest margin (2)...................     3.89%          3.34%           3.83%           3.29%
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

General Valuation Allowances. These allowances relate to assets with no
----------------------------
well-defined deficiencies or weaknesses (i.e., assets are not impaired) and take into consideration losses that are inherent within the portfolio but have not yet been realized. General valuation allowances are determined by applying factors that include the mix of loan products within the portfolio, any change in underwriting standards, past loss experience and general economic conditions and other risk factors. Past loss experience within homogeneous loan categories is analyzed annually. The Company may revise general valuation allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan category.

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

The Company has significantly increased its commercial and industrial real estate loan portfolio in recent years to a level of 22.16% of total gross loans at December 31, 2001, compared to 21.55% at June 30, 2001. Both because the size of the commercial real estate loan portfolio has increased significantly and most of the loans comprising the portfolio are unseasoned, having been originated within the last four fiscal years, the Company's past loss experience with respect to its commercial real estate loan portfolio may not be representative of the risk of loss in such portfolio in the future.

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

The following table sets forth the Company's allowance for loan losses to total loans and the percentage of loans to total loans in each of the loan types listed:


                                       At December 31, 2001                                     At June 30, 2001
                           ----------------------------------------------         ----------------------------------------------
                                                                        (In thousands)
                                                               Percentage                            Percentage       Percentage
                                            Percentage of       of Loans                                 of            of Loans
                                             Allowance to       in Each                              Allowance          in Each
                                                Total          Category to                            to Total        Category to
                                Amount        Allowance        Total Loans            Amount         Allowance        Total Loans
                                ------        ---------        -----------            ------         ---------        -----------
One-to-four family.......       $1,285          11.53%            29.00%               $1,443          13.18%            28.01%
Multifamily..............        6,012          53.95             48.37                 5,883          53.76             49.47
Commercial & Land........        3,720          33.39             22.02                 3,475          31.76             21.71
Other....................          126           1.13              0.61                   142           1.30              0.81
                               -------         -------           -------              -------         -------           -------
Total allowance for
loan  losses.............      $11,143         100.00%           100.00%              $10,943         100.00%           100.00%
                               =======         =======           =======              =======         =======           =======

The Company recorded a $200,000 provision for loan losses for the three and six months ended December 31, 2001 compared to $300,000 and $600,000 for the same period in the prior year. Management recorded a $200,000 provision in the second quarter of Fiscal 2002 as a result of loan portfolio growth during the period.

As a result of the potential weakness in certain real estate markets and other economic factors, increases in the allowance for loan losses may be required in future periods. In addition, the OTS and the Federal Deposit Insurance Corporation ("FDIC"), as an integral part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to increase the allowance for loan losses based on their judgments of the information available at the time of their examination. Legislation has been introduced in Congress that proposes to reform the federal deposit insurance system. Among the changes proposed are: (1) merging the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF); (2) increasing the current coverage limit for insured deposits to $130,000 and indexing future coverage limits to inflation; and (3) removing certain existing provisions that require the FDIC to levy deposit insurance assessments under specified circumstances. The FDIC recently announced that, because of the existing law and a decreasing federal reserve to deposit ratio, it may have to levy deposit assessments of 23 b.p. on BIF member institutions before the end of 2002; no assessments have been assessed for over six years. The Company is a SAIF member institution. At this time, it is uncertain what actions the FDIC may take with respect to assessments for BIF and SAIF member institutions. It is also uncertain whether deposit insurance legislation will be enacted as proposed, and if legislation is enacted, what effect, if any, such legislation may have on the Company.

The following is a summary of the activity in the allowance for loan losses:

                                                       At or for the                         At or for the
                                                     Three Months Ended                    Six Months Ended
                                               December 31,     December 31,        December 31,     December 31,
                                                   2001              2000               2001              2000
                                                   ----              ----               ----              ----
                                                                         (In thousands)
         Balance at beginning of period....     $10,943           $10,461            $10,943           $10,161
         Provision for loan losses.........         200               300                200               600
         Charge-offs.......................          --                --                 --                --
         Recoveries........................          --                --                 --                --
                                                -------           -------            -------           -------
         Balance at end of period..........     $11,143           $10,761            $11,143           $10,761
                                                =======           =======            =======           =======

The specific allowance for loan and real estate losses was $94,000 at December 31, 2001 as compared to $252,000 at December 31, 2000. The specific allowance declined due to increased real estate values in southern California.

Other Income Other income for the three months ended December 31, 2001 was $1.8
------------
million as compared to $1.3 million for the same period last year, an increase of 38.5%. Other income for the six months ended December 31, 2001 was $3.5 million compared to $2.7 million for the same period last year. This was primarily the result of increased deposit fee income related to checking accounts, up 59.4% from the same period last year. The Company has emphasized checking account growth through marketing during the past several years.

Other Expense Other expense for the three months ended December 31, 2001
-------------
increased to $5.8 million compared to $5.0 million for the same period last year. Other expense for the six months ended December 31, 2001 was $11.5 million as compared to $10.0 million for the same period last year. Other expense for the three and six months ended December 31, 2001 increased from the same period last year, as a result of compensation expense related to the ESOP and expenses related to branch network expansion. As shares are released from the ESOP, compensation expense is recognized to the extent that fair value of the shares exceeds book value of the shares. The weighted average market price of the stock for the periods ending December 31, 2001 and 2000 were $29.96 and $18.77, respectively. The efficiency ratio for the quarter ended December 31, 2001 improved to 38.81% compared to 45.45% for the same period last year. The efficiency ratio is the measurement of general and administrative expense as a percentage of net interest income and other income, excluding nonrecurring items.

Income Taxes The Company's effective tax rates were 42.63% and 41.93% for the
------------
quarters ended December 31, 2001 and 2000, respectively. The Company's effective tax rates were 42.68% and 42.28% for the six months ended December 31, 2001 and 2000, respectively. The effective tax rates were comparable to the applicable statutory rates in effect.

FINANCIAL CONDITION

Total stockholders' equity for the Company was $116.2 million at December 31, 2001, compared to $104.8 million at June 30, 2001. Consolidated assets totaled $1.40 billion at December 31, 2001, an increase of $86.1 million compared to June 30, 2001.

Pursuant to plans to repurchase Company stock, the Company may acquire up to 250,000 additional shares under the current Board authorization. No shares have been repurchased by the Company, as of February 8, 2002, during Fiscal 2002.

Total loans receivable (including loans receivable held-for-sale) amounted to $1.16 billion at December 31, 2001, compared to $1.10 billion at June 30, 2001. The following table presents loans receivable at the dates indicated:

                                                                        At December 31,    At June 30,
                                                                            2001              2001
                                                                            ----              ----
                                                                                 (In millions)
         One-to-four family......................................           $340.1           $311.9
         Multifamily.............................................            567.4            550.9
         Commercial and land.....................................            258.3            241.7
         Other...................................................              7.2              9.0
         Unamortized discounts...................................             (4.3)            (4.9)
         Allowance for loan losses...............................            (11.1)           (10.9)
                                                                          --------         --------
                  Total..........................................         $1,157.6         $1,097.7
                                                                          ========         ========

Loan originations totaled $86.2 million and loan purchases totaled $46.9 million for the quarter ended December 31, 2001, compared to loan originations of $49.2 million and loan purchases of $29.5 million for the quarter ended December 31, 2000. Loan originations totaled $170.8 million and loan purchases totaled $71.9 million for the six months ended December 31, 2001, compared to loan originations of $113.9 million and loan purchases of $35.5 million for the six months ended December 31, 2000.

Loan originations were comprised of the following:

                                                For the Three Months Ended          For the Six Months Ended
                                              December 31,     December 31,       December 31,     December 31,
                                                  2001             2000               2001             2000
                                                  ----             ----               ----             ----
                                                                        (In millions)
         One-to-four family..................    $20.8             $6.7              $37.6            $14.4
         Multifamily.........................     51.8             29.8              100.7             65.4
         Commercial and land.................     13.6             12.5               32.2             33.9
         Other...............................       --              0.2                0.3              0.2
                                                 -----            -----             ------           ------
            Total loans originated...........    $86.2            $49.2             $170.8           $113.9
                                                 =====            =====             ======           ======

Loan purchases were comprised of the following:

                                                    For the Three Months Ended          For the Six Months Ended
                                                    December 31,     December 31,       December 31,     December 31,
                                                       2001             2000               2001             2000
                                                       ----             ----               ----             ----
                                                                             (In millions)
         One-to-four family.....................       $46.6            $13.1              $68.2            $13.1
         Multifamily............................         0.2              1.5                1.9              7.5
         Commercial and land....................         0.1             14.9                1.8             14.9
                                                       -----            -----              -----            -----
              Total loans purchased.............       $46.9            $29.5              $71.9            $35.5
                                                       =====            =====              =====            =====

The increase in loan production for the three and six months ended December 31, 2001 as compared to the same period in the previous year is primarily a result of an increase in one-to-four family and multifamily loan originations and increased refinances due to the lower interest rate environment, as well as an increase in one-to-four family loan purchases. At present, the Company expects to continue its focus on one-to-four family and multifamily lending during the current fiscal year.

MBS held to maturity totaled $129.2 million at December 31, 2001, compared to $100.4 million at June 30, 2001. Approximately $51.2 million of purchases were off-set by $22.3 million in amortization and pay-offs during the six month period. MBS available for sale amounted to $20.6 million at December 31, 2001 compared to $25.2 million at June 30, 2001.



CAPITAL RESOURCES AND LIQUIDITY


From time to time the Company has obtained advances from the Federal Home Loan Bank ("FHLB") as an alternative to retail deposit funds. The net increase in FHLB advances were $49.3 and $24.7 million for the three and six months ended December 31, 2001. Deposits increased by $12.8 and $49.5 million for the three and six months ended December 31, 2001. In addition, while the majority of the Bank's deposits are retail in nature, the Bank has accepted $65.0 million in time deposits from a political subdivision. The Bank considers these funds to be wholesale deposits and an alternative borrowing source rather than a customer relationship and their levels are determined by management's decision as to the most economic funding sources.

In addition to FHLB advances and proceeds from increases in customer deposits, other sources of liquidity for the Company include principal repayments on loans and MBS, proceeds from sales of loans held for sale and other cash flows generated from operations. Principal repayments on loans were $85.8 million and $35.2 million for the three months ended December 31, 2001 and 2000, respectively. Principal repayments on loans were $155.7 million and $68.5 million for the six months ended December 31, 2001 and 2000, respectively. With continued downward pressure on interest rates, loans are being paid off more rapidly than in the previous reporting period. This trend is expected to continue into the next fiscal quarter.

Proceeds from loan sales amounted to $8.0 million for the quarter ended December 31, 2001 as compared to $14.8 million for the quarter ended December 31, 2000. Proceeds from loan sales amounted to $27.6 million for the six months ended December 31, 2001 as compared to $27.9 million for the same period ended December 31, 2000. In October of 2001, the Company began holding most 30 and 15 year fixed-rate one-to-four family loans, as investment alternatives in the economic environment during the first quarter of Fiscal 2002 were less advantageous. However, in November 2001, the Company resumed the sale of most 30 and 15 year fixed-rate one-to-four family loans as well as certain adjustable-rate one-to-four family loans, multifamily loans, and commercial and industrial loans it has originated that meet predefined criteria. Loans serviced for others decreased to $293.6 million at December 31, 2001, from $312.0 million at June 30, 2001, primarily due to increased loan payoffs.

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

ASSET QUALITY

The following table sets forth information regarding nonaccrual loans, troubled debt restructured loans and real estate acquired through foreclosure at the dates indicated:

                                                                              At              At             At
                                                                          December 31,       June 30,      December 31,
                                                                             2001             2001           2000
                                                                             ----             ----           ----
                                                                                  (Dollars in thousands)
Nonaccrual loans (1):
    Real estate loans:
            One-to-four family..........................................    $2,189           $2,440           $2,698
            Multifamily.................................................       585              707              525
            Commercial and land.........................................        --               --               --
            Consumer....................................................       108               35               45
                                                                            ------           ------           ------
            Total nonaccrual loans (1)..................................     2,882            3,182            3,268
Troubled debt restructured loans........................................        --               --               --
                                                                            ------           ------           ------
        Total nonperforming loans.......................................     2,882            3,182            3,268
Real estate acquired through foreclosure................................        --                6              264
                                                                            ------           ------           ------
        Total nonperforming assets......................................    $2,882           $3,188           $3,532
                                                                            ======           ======           ======

Nonperforming loans as a percentage of gross loans (2)..................     0.25%            0.29%            0.30%
Nonperforming assets as a percentage of total assets (3)................     0.21%            0.24%            0.28%
Total allowance for loan losses
    as a percentage of gross loans......................................     0.95%            0.98%            1.00%
Total allowance for loan losses as a percentage of total
    nonperforming loans.................................................   386.64%          343.90%          329.28%
Total allowance as a percentage of total
     nonperforming assets (4)...........................................   386.64%          343.26%          304.67%

(1) Nonaccrual loans are net of specific allowances of $11,000, $0 and $18,000 at December 31, 2001, June 30, 2001 and December 31, 2000, respectively.
(2) Nonperforming loans are net of specific allowances and include nonaccrual and troubled debt restructured loans. Gross loans include loans held for sale.
(3) Nonperforming assets include nonperforming loans and REO.
(4) Total allowance includes loan and REO valuation allowances.

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

Nonperforming assets decreased to $2.9 million, 0.21% of total assets at December 31, 2001, compared to $3.2 million, 0.24% of total assets at June 30, 2001. Classified loans increased to $9.6 million at December 31, 2001, compared to $7.6 million at June 30, 2001. Included in classified loans at December 31, 2001 are two bankruptcies, totaling $1.1 million that are performing in compliance with the original loan terms and two loans that defaulted in the second quarter of fiscal 2002, totaling $2.3 million which were also included in nonperforming assets at December 31, 2001.

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

Factors considered as part of the periodic loan review process to determine whether a loan is impaired, as defined under SFAS 114, "Accounting by Creditors for Impairment of a Loan," and as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," address both the amount the Company believes is probable that it will collect and the timing of such collection. As part of the Company's loan review process the Company considers such factors as the ability of the borrower to continue to meet the debt service requirements, assessments of other sources of repayment, the fair value of any collateral and the Company's prior history in dealing with the particular type of loan involved. In evaluating whether a loan is considered impaired, insignificant delays (less than twelve months) in the absence of other facts and circumstances would not alone lead to the conclusion that a loan was impaired. At December 31, 2001, the Company had a gross investment in impaired loans of $364,000 for which specific valuation allowances of $94,000 had been established.

During the three and six months ended December 31, 2001, the Company's average investment in impaired loans was $482,000 and $676,000, respectively. For the three and six months ended December 31, 2000, the Company's average investment in impaired loans was $1.3 million and $1.5 million, respectively. For the three and six months ended December 31, 2001, income recorded on impaired loans totaled $10,000 and $28,000, substantially all of which was recorded in accordance with the policy for non-accrual loans. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. One impaired loan, with a balance of $28,000, was not performing in accordance with it's contractual terms at December 31, 2001, and has been included in nonaccrual loans, net of specific reserves of $11,000, at that date.

REGULATORY CAPITAL

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), and implementing OTS capital regulations include three separate minimum capital requirements for financial institutions subject to OTS supervision. First, the tangible capital requirement mandates that the Bank's stockholders' equity less intangible assets be at least 1.50% of adjusted total assets as defined in the capital regulations. Second, the core capital requirement currently mandates core capital (tangible capital plus qualifying supervisory goodwill) be at least 4.00% of adjusted total assets as defined in the capital regulations. Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital as defined by the OTS be at least 8.00% of risk-weighted assets as prescribed in the capital regulations. The capital regulations assign specific risk weightings to all assets and off-balance sheet items.

The Bank was in compliance with all capital requirements in effect at December 31, 2001, and meets all standards necessary to be considered "well-capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The following table reflects the required and actual regulatory capital ratios of the Bank at the dates indicated:


                                                                       FDICIA
                                                   FIRREA        "Well-Capitalized"         Actual           Actual
Regulatory Capital Ratios for Quaker City         Minimum             Minimum          at December 31,     at June 30,
Bank                                            Requirement         Requirement              2001             2001
----                                            -----------         -----------              ----             ----
Tangible capital..............................     1.50%                N/A                  8.09%            7.81%
Core capital to adjusted total assets.........     4.00%               5.00%                 8.09%            7.81%
Core capital to risk-weighted assets..........     4.00%               6.00%                12.07%           11.72%
Total capital to risk-weighted assets.........     8.00%              10.00%                13.25%           12.96%


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not currently engage in trading activities. The Company's financial instruments include interest sensitive loans receivable, federal funds sold, MBS, investment securities, FHLB stock, deposits and borrowings. The Company's average interest sensitive assets totaled approximately $1.32 billion for the six months ended December 31, 2001. Average interest sensitive liabilities totaled approximately $1.20 billion at December 31, 2001. The composition of the Company's financial instruments subject to market risk has not changed materially since June 30, 2001.

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

                          Part II. Other Information


Item 4.  Submission of Matters to a Vote of Stockholders
         -----------------------------------------------

         At the Annual Meeting of Stockholders of the Company held on November 20, 2001, the following were approved:

         Election of the following nominees as directors of the Company:

               (1) Alfred J. Gobar was elected by a vote of 4,767,861 for, none against, with 32,466 abstentions.

               (2) Frederic R. McGill was elected by a vote of 4,586,257 for, none against, with 214,070 abstentions.


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

Date: February 14, 2002            By: /s/ Dwight L. Wilson
      -----------------               --------------------
                                   Dwight L. Wilson
                                   Senior Vice President,
                                   Treasurer and Chief Financial Officer