Form 10-Q
period 2002-03-31
QUAKER CITY BANCORP INC
filed 2002-05-13
CIK 912465

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-22528

QUAKER CITY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4444221
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7021 Greenleaf Avenue, Whittier, California	90602
(Address or principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (562) 907-2200

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.Yes  ☒  No  ☐

Number of shares outstanding of the registrant’s sole class of common stock at May 7, 2002: 5,294,794.

QUAKER CITY BANCORP, INC.

QUAKER CITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
Unaudited
(In thousands, except share data)

	March 31, 2002	June 30, 2001
ASSETS
Cash and due from banks	$13,968	$12,952
Interest-bearing deposits	433	2,898
Federal funds sold and other short-term investments	2,700	900
Investment securities held-to-maturity	11,316	13,252
Investment securities available-for-sale	79,551	25,549
Loans receivable, net	1,165,859	1,093,168
Loans receivable held-for-sale	3,092	4,556
Mortgage-backed securities held-to-maturity	124,757	100,395
Mortgage-backed securities available-for-sale	17,766	25,209
Real estate held for sale	—	6
Federal Home Loan Bank stock, at cost	15,764	16,689
Office premises and equipment, net	7,193	7,143
Deferred tax asset	73	—
Accrued interest receivable and other assets	8,950	10,840

Total assets	$1,451,422	$1,313,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$1,015,613	$916,334
Federal Home Loan Bank advances	288,850	276,150
Deferred tax liability	—	208
Accounts payable and accrued expenses	6,017	6,354
Other liabilities	18,841	9,703

Total liabilities	1,329,321	1,208,749

Stockholders’ Equity:
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 5,246,967 shares and 5,133,691 at March 31, 2002 and June 30, 2001, respectively	52	51
Additional paid-in capital	75,380	73,121
Accumulated other comprehensive (loss) income	(112)	274
Retained earnings, substantially restricted	47,396	32,156
Deferred compensation	(615)	(794)

Total stockholders’ equity	122,101	104,808

Total liabilities and stockholders’ equity	$1,451,422	$1,313,557

See accompanying notes to consolidated financial statements.

QUAKER CITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Interest income:
Loans receivable	$22,473	$24,135	$68,252	$68,549
Mortgage-backed securities	2,129	1,933	6,243	5,634
Investment securities	640	517	1,745	1,642
Other	417	340	957	1,109

Total interest income	25,659	26,925	77,197	76,934

Interest expense:
Deposits	7,386	11,182	25,717	32,488
Federal Home Loan Bank advances	3,968	4,564	11,803	13,512

Total interest expense	11,354	15,746	37,520	46,000

Net interest income before provision for loan losses	14,305	11,179	39,677	30,934
Provision for loan losses	—	200	200	800

Net interest income after provision for loan losses	14,305	10,979	39,477	30,134

Other income:
Deposit fees	851	641	2,526	1,692
Loan service charges and fees	470	491	1,548	1,453
Gain on sale of loans held-for-sale	256	109	530	238
Commissions	167	164	649	593
Other	7	82	32	170

Total other income	1,751	1,487	5,285	4,146

Other expense:
Compensation and employee benefits	3,480	3,002	9,870	8,399
Occupancy, net	723	777	2,169	2,274
Federal deposit insurance premiums	104	96	304	275
Data processing	299	281	906	795
Advertising and promotional	252	334	945	929
Consulting fees	136	230	491	556
Prepayment penalty—Federal Home Loan Bank advances	536	—	536	—
Other general and administrative expense	1,096	747	2,884	2,203

Total general and administrative expense	6,626	5,467	18,105	15,431
Real estate operations, net	—	(22)	—	(36)
Amortization of core deposit intangible	29	29	86	86

Total other expense	6,655	5,474	18,191	15,481

Earnings before income taxes	9,401	6,992	26,571	18,799
Income taxes	4,003	3,023	11,331	8,015

Net earnings	$5,398	$3,969	$15,240	$10,784

Average common shares outstanding	5,106,717	4,932,105	5,049,670	4,912,666
Shares outstanding and equivalents	5,374,761	5,235,306	5,339,404	5,190,277
Basic earnings per share	$1.06	$0.80	$3.02	$2.20
Diluted earnings per share	$1.00	$0.76	$2.85	$2.08

See accompanying notes to consolidated financial statements.

QUAKER CITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Net earnings	$5,398	$3,969	$15,240	$10,784

Other comprehensive (loss) income:
Unrealized holding (loss) gain on securities available-for-sale arising during the period, net of tax	(399)	215	(386)	407

(Decrease) increase in accumulated other comprehensive (loss) income, net of tax	(399)	215	(386)	407

Total comprehensive income	$4,999	$4,184	$14,854	$11,191

See accompanying notes to consolidated financial statements.

QUAKER CITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Nine Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net earnings	$15,240	$10,784

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	(42)	275
Provision for loan losses	200	800
Gain on sale of real estate held-for-sale	—	(87)
Gain on sale of loans held-for-sale	(530)	(238)
Loans originated for sale	(44,696)	(26,831)
Proceeds from sale of loans held-for-sale	46,389	41,326
Federal Home Loan Bank (FHLB) stock dividend received	(702)	(806)
Decrease in accrued interest receivable and other assets	1,804	426
Increase in other liabilities	9,138	2,525
Decrease in accounts payable and accrued expenses	(337)	(90)
Other	2,662	1,282

Total adjustments	13,886	18,582

Net cash provided by operating activities	29,126	29,366

Cash flows from investing activities:
Loans originated for investment	(216,983)	(134,341)
Loans purchased for investment	(93,037)	(105,484)
Principal repayments on loans	237,037	115,965
Purchases of investment securities available-for-sale	(54,593)	—
Purchases of investment securities held-to-maturity	(7,375)	(3,944)
Maturities and principal repayments of investment securities held-to-maturity	9,313	8,413
Purchases of mortgage-backed securities available-for-sale	—	(8,005)
Purchases of mortgage-backed securities held-to-maturity	(61,299)	(16,447)
Principal repayments on mortgage-backed securities held-to-maturity	36,712	19,822
Principal repayments on mortgage-backed securities available-for-sale	7,413	4,261
Proceeds from sale of real estate held-for-sale	6	461
Redemption of FHLB stock	1,627	—
Investment in office premises and equipment	(886)	(1,084)

Net cash used by investing activities	(142,065)	(120,383)

Cash flows from financing activities:
Increase in deposits	99,279	78,971
Proceeds from funding of FHLB advances	145,800	329,350
Repayments of FHLB advances	(133,100)	(311,600)
Stock options exercised	1,311	446
Repurchase of stock	—	(356)

Net cash provided by financing activities	113,290	96,811

Increase in cash and cash equivalents	351	5,794
Cash and cash equivalents at beginning of period	16,750	14,067

Cash and cash equivalents at end of period	$17,101	$19,861

QUAKER CITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
Unaudited
(In thousands)

	Nine Months Ended March 31,
	2002	2001
Supplemental disclosures of cash flow information:
Interest paid (including interest credited)	$37,651	$44,743
Cash paid for income taxes	10,674	8,262

Supplemental schedule of noncash investing and financing activities:
Additions to loans resulting from the sale of real estate acquired through foreclosure	$—	$262
Additions to real estate acquired through foreclosure	—	78

See accompanying notes to consolidated financial statements.

QUAKER CITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The consolidated statements of financial condition as of March 31, 2002 and the related consolidated statements of operations and comprehensive income for the three and nine months ended March 31, 2002 and 2001 and the related consolidated statements of cash flows for the nine months ended March 31, 2002 and 2001 are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial condition of Quaker City Bancorp, Inc. (the “Company”) as of March 31, 2002 and its results of operations and comprehensive income for the three and nine months ended March 31, 2002 and 2001 and cash flows for the nine months ended March 31, 2002 and 2001. The results of operations for the unaudited periods are not necessarily indicative of the results of operations to be expected for the entire year of fiscal 2002.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

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

3.  The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities.” A derivative is considered either an asset or liability in the statement of financial position and measured at fair value. If a derivative is designated as a hedging instrument, the changes in fair value of the derivative are either (a) recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item or (b) reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a derivative not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change. As of March 31, 2002, the Company has approximately $1.5 million of commitments to originate loans which will be held for sale and approximately $2.1 million of loan sale commitments that qualify as derivatives under SFAS No. 133. The fair value of such commitments approximate zero at March 31, 2002.

QUAKER CITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.  In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes FASB Statement No. 121 (“SFAS No. 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.”

The Company is required to adopt the provisions of SFAS No. 142 effective for the Company beginning July 1, 2002. As of March 31, 2002 the Company has no assets classified as goodwill under the new pronouncement. However, the Company does have core deposit premiums. Under the provisions of SFAS No. 142, the Company expects to continue amortizing these intangible assets over their estimated useful lives. The impact of the adoption of SFAS No. 142 is expected to be immaterial to the Company.

5.  In June 2001, the FASB issued SFAS No. 143 (“SFAS No. 143”), “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. Management does not expect the implementation of SFAS No. 143 to have a material impact on the Company’s consolidated financial statements.

6.  In August 2001, the FASB issued FASB Statement No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and must be adopted as of the beginning of the fiscal year. Management does not expect the implementation of SFAS No. 144 to have a material impact on the Company’s consolidated financial statements.

7.  On April 30, 2002, the FASB issued FASB Statement No. 145 (“SFAS No. 145”), “Rescission of FASB Statements No. 4 and No. 64, Amendment of FASB Statement No.

QUAKER CITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13, and Technical Corrections.” SFAS No. 145 will rescind FASB Statements No. 4 (“SFAS No. 4”), “Reporting Gains and Losses from Extinguishment of Debt”, No. 44, (“SFAS No. 44”), “Accounting for Intangible Assets of Motor Carriers,” and No. 64 (“SFAS No. 64”), “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”; amend FASB Statement No. 13 (“SFAS No. 13”), “Accounting for Leases”; and make certain technical corrections to other standards.

SFAS No. 4 required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of SFAS No. 145, the criteria in Accounting Principles Board Opinion No. 30 (“APB No. 30”), “Reporting the Results of Operations–Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded.

SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. Upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in APB No. 30. The Company adopted SFAS No. 145 as of January 1, 2002. During the quarter ended March 31, 2002, the Company prepaid $25.0 million of Federal Home Loan Bank advances that resulted in a pretax prepayment penalty of $0.5 million. The Company recorded the effects of the early extinguishment of debt as a component of Other Expense.

QUAKER CITY BANCORP, INC.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Quaker City Bancorp, Inc., incorporated in Delaware, is primarily engaged in the savings and loan business through its wholly owned subsidiary, Quaker City Bank (the “Bank”). At March 31, 2002, the Bank operated twenty retail banking offices in southern California, including nine “in-store” Wal-Mart branches. Three new Wal-Mart in-store retail branches were opened at the end of January 2002, in the communities of Huntington Beach, Lancaster and Palmdale, California. The next Wal-Mart in-store branch, in San Bernardino County, is scheduled to open during May 2002, in Chino, California. The Bank is scheduled to open seven additional in-store Wal-Mart branches within the next two fiscal years, bringing its total to seventeen in-store Wal-Mart branches. Wal-Mart has entered into an agreement with another financial institution for the opening of additional in-store branches throughout the United States. It is not known whether the Bank will open any additional branches in Wal-Mart stores other than the seventeen currently under agreement. The Bank is subject to significant competition from other financial institutions, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

The Company is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds primarily in loans secured by multifamily mortgages, one-to-four family residential mortgages, commercial real estate mortgages and mortgage-backed securities (“MBS”).

Results of Operations

Net Earnings    The Company recorded net earnings of $5.4 million, $1.00 per diluted share, for the quarter ended March 31, 2002. This compares to net earnings of $4.0 million, $0.76 per diluted share, for the same quarter last year. The Company recorded net earnings of $15.2 million, $2.85 per diluted share, for the nine months ended March 31, 2002. This compares to net earnings of $10.8 million, $2.08 per diluted share, for the same period last year. The increase in net earnings for the three and nine months ended March 31, 2002 as compared to March 31, 2001 is primarily a result of an increase in net interest income as discussed below.

Interest Income    Interest income amounted to $25.7 million for the quarter ended March 31, 2002 as compared to $26.9 million for the quarter ended March 31, 2001. Interest income amounted to $77.2 million for the nine months ended March 31, 2002 as compared to $76.9 million for the nine months ended March 31, 2001. The slight increase in interest income for the nine months period ended March 31, 2002 is primarily a result of a larger earning asset base, which more than offset the decline in the yield on earning assets. Average earning assets for the current quarter increased to $1.396 billion compared to $1.273 billion for the same period last year, a 9.7% increase. Average earning assets for the nine months ended March 31, 2002 increased to $1.348 billion compared to $1.224 billion for the same period last year, a 10.1% increase. The yield on earning assets was 7.35% for the quarter ended March 31, 2002 as compared to 8.46% for the quarter ended March 31, 2001. The yield on earning assets was 7.63% for the nine months ended March 31, 2002 as compared to 8.38% for the nine months ended March 31, 2001. The reduction of interest rates has resulted in the repricing of adjustable-rate loans, increased loan payoffs, and loan originations and refinances funded at historically low interest rates.

Interest Expense    Interest expense for the quarter ended March 31, 2002 was $11.4 million, compared to $15.7 million for the same quarter in the previous year. Interest expense for the nine months ended March 31, 2002 was $37.5 million, compared to $46.0 million for the same period in the previous year. The decrease in interest expense for the three months ended March 31, 2002 is primarily a result of a decrease in the cost of interest-bearing liabilities during the period. The average cost of funds was 3.58% for the quarter ended March 31, 2002 as compared to 5.43% for the quarter ended March 31, 2001, a decrease of 185 basis points or 34.1% over the comparable period last year. The average cost of funds was 4.10% for the nine months ended March 31, 2002 as compared to 5.48% for the nine months ended March 31, 2001, a decrease of 138 basis points or 25.2% over the comparable period last year.

Net Interest Income Before Provision for Loan Losses    Net interest income before provision for loan losses for the quarter ended March 31, 2002 amounted to $14.3 million compared to $11.2 million for the same period last year. Net interest income before provision for loan losses for the nine months ended March 31, 2002 amounted to $39.7 million compared to $30.9 million for the same period last year. The net interest margin for the three months ended March 31, 2002 was 4.10% compared to 3.51% for the same period last year. The net interest margin for the nine months ended March 31, 2002 was 3.92% compared to 3.37% for the same period last year. For comparison purposes, the net interest margin for the three months ended December 31, 2001 was 3.89%. Approximately $365.0 million of the Bank’s adjustable-rate loans remain at floor rates as of the quarter ended March 31, 2002. This together with the reduction in the cost of funds, and the lagging loan pricing indices contributed to the expansion of the net interest margin in the third quarter of fiscal 2002.

The following table displays average interest rates on the Company’s interest-earning assets and interest-bearing liabilities:

	Three month average		Nine month average
	March 31, 2002	March 31, 2001	March 31, 2002	March 31, 2001
Yield on interest-earning assets	7.35%	8.46%	7.63%	8.38%
Cost of interest-bearing liabilities	3.58%	5.43%	4.10%	5.48%

Interest rate spread (1)	3.77%	3.03%	3.53%	2.90%

Net interest margin (2)	4.10%	3.51%	3.92%	3.37%

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	The net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for Loan Losses    The Company maintains valuation allowances for losses on loans and real estate that the Company’s management believes to be inherent in those portfolios. The Company’s management evaluates the adequacy of the level of the loss allowance quarterly as a function of its internal asset review process.

The Company’s Internal Asset Review Committee meets monthly to review and determine asset classifications and to recommend any changes to the asset valuation allowance. This Committee is comprised of the Senior Loan Servicing Officer (Chairperson), Chief Executive Officer, Chief Financial Officer, Senior Residential Lending Officer, Senior Capital Markets Officer, Senior Income Property Lending Officer, Assistant Treasurer, Controller, and Internal Auditors of the Company. The Chairperson of the Internal Asset Review Committee reports to the Board of Director’s Loan Committee regarding asset quality and the adequacy of valuation allowances.

The Company’s management considers various factors when assessing the adequacy of the allowance for loan losses including risk characteristics inherent in the collateral types, asset classifications, estimated collateral values, local and national economic conditions, historical loan loss experience, and the Company’s underwriting policies.

The Company’s internal asset review system and loss allowance methodology are designed to provide for timely identification of problem assets and recognition of losses. The current asset monitoring process includes the use of asset classification to segregate the assets, primarily real estate loans, into types of loans. Currently our type classifications are one-to-four family loans, multifamily loans, commercial and land loans, and other loans.

The allowance for loan losses consists of three elements: (i) specific valuation allowances, (ii) general valuations allowances based on historical loan loss experience and current trends, and (iii) allowance adjustments based on general economic conditions and other risk factors in the Company’s individual markets.

Specific Valuation Allowances.    A specific valuation allowance for losses on a loan is established when management determines the loan to be impaired and the loss can be reasonably estimated. Generally, the Company’s loans are collateral dependent, therefore, specific reserves would be established based upon the value of the underlying collateral. To comply with this policy, management has established a monitoring system that requires an annual review of real estate loans on commercial properties with balances in excess of $500,000 and for multifamily loans in excess of $750,000. In addition, all assets considered to be adversely classified or criticized are reviewed monthly for impairment. The annual review process requires an analysis of current operating statements, an evaluation of the property’s current and past performance, an evaluation of the borrower’s ability to repay, and an evaluation of the overall condition of the collateral. Based upon the results of the review, a new appraisal may be required.

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

The Company has significantly increased its commercial and industrial real estate loan portfolio in recent years. Commercial and industrial real estate comprise 22.14% of total gross loans at March 31, 2002, compared to 8.39% at June 30, 1997. Both because the size of the commercial real estate loan portfolio has increased significantly and most of the loans comprising the portfolio are unseasoned, having been originated within the last five fiscal years, the Company’s past loss experience with respect to its commercial real estate loan portfolio may not be representative of the risk of loss in such portfolio in the future. Multifamily and commercial real estate are generally considered to involve a higher degree of credit risk and to be more vulnerable to adverse conditions in the real estate market and to deteriorating economic conditions, particularly changes in interest rates, than one-to-four family residential mortgage loans. These loans typically involve higher loan principal amounts and the repayment of such loans generally depends on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. In addition, multifamily and commercial real estate values tend to be more cyclical and, while the southern California real estate market remained strong in 2001, recessionary economic conditions of the type that prevailed in prior years in the Company’s lending market area tend to result in higher vacancy and reduced rental rates and net operating incomes from multifamily and commercial real estate properties.

The following table sets forth the Company’s allowance for loan losses to total loans and the percentage of loans to total loans in each of the loan types listed:

	At March 31, 2002			At June 30, 2001
	Amount	Percentage of Allowance to Total Allowance	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Percentage of Loans in Each Category to Total Loans
	(In thousands)
One-to-four family	$1,248	11.20%	27.87%	$1,443	13.18%	28.01%
Multifamily	5,535	49.68	49.56	5,883	53.76	49.47
Commercial & Land	3,746	33.62	21.99	3,475	31.76	21.71
Other	121	1.08	0.58	142	1.30	0.81
Unallocated	492	4.42	—	—	—	—

Total allowance for loan losses	$11,142	100.00%	100.00%	$10,943	100.00%	100.00%

The provision for loan losses was reduced to $0 and $200,000 for the three and nine months ended March 31, 2002 from $200,000 and $800,000 for the same periods in the prior year. Management recorded a $200,000 provision in the second quarter of fiscal 2002 as a result of loan portfolio growth during the period.

As a result of the potential weakness in certain real estate markets and other economic factors, increases in the allowance for loan losses may be required in future periods. In addition, the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”), as an integral part of their examination process, periodically review the Company’s allowance for loan losses. These agencies may require the Company to increase the allowance for loan losses based on their judgments of the information available at the time of their examination. Legislation has been introduced in Congress that proposes to reform the federal deposit insurance system. Among the changes proposed are: (1) merging the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”); (2) increasing the current coverage limit for insured deposits to $130,000 and indexing future coverage limits to inflation; and (3) removing certain existing provisions that require the FDIC to levy deposit insurance assessments under specified circumstances. The FDIC recently announced that, because of the existing law and a decreasing federal reserve to deposit ratio, it may have to levy deposit assessments of 23 basis points on BIF member institutions before the end of 2002; no assessments have been assessed for over six years. The Company is a SAIF member institution. At this time, it is uncertain what actions the FDIC may take with respect to assessments for BIF and SAIF member institutions. It is also uncertain whether deposit insurance legislation will be enacted as proposed, and if legislation is enacted, what effect, if any, such legislation may have on the Company.

The following is a summary of the activity in the allowance for loan losses:

	At or for the Three Months Ended		At or for the Nine Months Ended
	March 31, 2002	March 31, 2001	March 31, 2002	March 31, 2001
	(In thousands)
Balance at beginning of period	$11,143	$10,761	$10,943	$10,161
Provision for loan losses	—	200	200	800
Charge-offs	(1)	(18)	(1)	(18)
Recoveries	—	—	—	—

Balance at end of period	$11,142	$10,943	$11,142	$10,943

The specific allowance for loan and real estate losses was $93,000 at March 31, 2002 as compared to $234,000 at March 31, 2001. The specific allowance declined due to increased real estate values in southern California.

Other Income    Other income for the three months ended March 31, 2002 was $1.8 million as compared to $1.5 million for the same period last year, an increase of 20.0%. Other income for the nine months ended March 31, 2002 was $5.3 million compared to $4.1 million for the same period last year. This was primarily the result of increased deposit fee income related to checking accounts and gain on sale of loans, up 49.3% and 122.7%, respectively, from the same period last year. The Company has emphasized checking account growth through marketing during the past several years.

Other Expense    Other expense for the three months ended March 31, 2002 increased to $6.7 million compared to $5.5 million for the same period last year. Other expense for the nine months ended March 31, 2002 was $18.2 million as compared to $15.5 million for the same period last year. Other expense for the three and nine months ended March 31, 2002 increased from the same periods last year, as a result of compensation expense related to the Employee Stock Ownership Plan (“ESOP”) and expenses related to branch network expansion and prepayment penalties on advances. As shares are released from the ESOP, compensation expense is recognized to the extent that fair value of the shares exceeds book value of the shares. The weighted average market price of the stock for the months ended March 31, 2002 and 2001 were $30.28 and $20.41, respectively. Additionally, the Bank prepaid $25.0 million of Federal Home Loan Bank advances and incurred a pretax penalty of $536,149. These advances were scheduled to mature during the next four to eight months and had a weighted average interest rate of 6.54%. The $25.0 million was replaced with $25.0 million of new advances ranging in maturities from two to three years and with a weighted average cost of 4.36%. Without the prepayment penalty, net earnings for the quarter would have been $5.7 million, $1.06 per share, and for the nine month period ended March 31, 2002 would have been $15.5 million, $2.91 per share. The efficiency ratio for the quarter ended March 31, 2002 improved to 37.93% compared to 42.83% for the same period last year. The efficiency ratio is the measurement of general and administrative expense as a percentage of net interest income before provision for loan losses and other income, excluding nonrecurring items.

Income Taxes    The Company’s effective tax rates were 42.58% and 43.24% for the quarters ended March 31, 2002 and 2001, respectively. The Company’s effective tax rate was 42.64% for both the nine months ended March 31, 2002 and 2001. The effective tax rates were comparable to the applicable statutory rates in effect.

Financial Condition

Total stockholders’ equity for the Company was $122.1 million at March 31, 2002, compared to $104.8 million at June 30, 2001. Consolidated assets totaled $1.45 billion at March 31, 2002, an increase of $137.9 million compared to June 30, 2001.

Pursuant to plans to repurchase Company stock, the Company may acquire up to 250,000 additional shares under the current Board authorization. As of May 7, 2002, no shares have been repurchased by the Company during fiscal 2002.

Total loans receivable (including loans receivable held-for-sale) amounted to $1.17 billion at March 31, 2002 compared to $1.10 billion at June 30, 2001. The following table presents loans receivable at the dates indicated:

	At March 31, 2002	At June 30, 2001
	(In millions)
One-to-four family	$330.2	$311.9
Multifamily	587.3	550.9
Commercial and land	260.6	241.7
Other	6.9	9.0
Unamortized discounts	(4.9)	(4.9)
Allowance for loan losses	(11.1)	(10.9)

Total	$1,169.0	$1,097.7

Loan originations totaled $90.9 million and loan purchases totaled $21.1 million for the quarter ended March 31, 2002, compared to loan originations of $47.3 million and loan purchases of $70.0 million for the quarter ended March 31, 2001. Loan originations totaled $261.7 million and loan purchases totaled $93.0 million for the nine months ended March 31, 2002, compared to loan originations of $161.2 million and loan purchases of $105.5 million for the nine months ended March 31, 2001.

Loan originations were comprised of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2002	March 31, 2001	March 31, 2002	March 31, 2001
	(In millions)
One-to-four family	$24.0	$7.5	$61.6	$21.9
Multifamily	56.4	31.1	157.1	96.5
Commercial and land	10.0	8.5	42.2	42.4
Other	0.5	0.2	0.8	0.4

Total loans originated	$90.9	$47.3	$261.7	$161.2

Loan purchases were comprised of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2002	March 31, 2001	March 31, 2002	March 31, 2001
	(In millions)
One-to-four family	$14.8	$35.2	$83.0	$48.3
Multifamily	5.4	5.4	7.3	12.9
Commercial and land	0.9	29.4	2.7	44.3

Total loans purchased	$21.1	$70.0	$93.0	$105.5

The increase in loan production for the nine months ended March 31, 2002 as compared to the same period in the previous year is primarily a result of an increase in one-to-four family and multifamily loan originations and increased refinances due to the lower interest rate environment, as well as an increase in one-to-four family loan purchases. At present, the Company expects to continue its focus on one-to-four family and multifamily lending during the current fiscal year.

MBS held-to-maturity totaled $124.8 million at March 31, 2002, compared to $100.4 million at June 30, 2001. Approximately $61.3 million of purchases were off-set by $36.7 million in amortization and pay-offs during the nine month period. MBS available-for-sale amounted to $17.8 million at March 31, 2002 compared to $25.2 million at June 30, 2001.

Capital Resources and Liquidity

From time to time the Company has obtained advances from the Federal Home Loan Bank (“FHLB”) as an alternative to retail deposit funds. FHLB advances decreased $12.0 million for the quarter and increased $12.7 million for the nine months ended March 31, 2002. Deposits increased by $49.7 and $99.3 million for the three and nine months ended March 31, 2002. In addition, while the majority of the Bank’s deposits are retail in nature, the Bank has accepted $65.0 million in time deposits from a political subdivision. The Bank considers these funds to be wholesale deposits and an alternative borrowing source rather than a customer relationship and their levels are determined by management’s decision as to the most economic funding sources.

In addition to FHLB advances and proceeds from increases in customer deposits, other sources of liquidity for the Company include principal repayments on loans and MBS, proceeds from sales of loans held-for-sale and other cash flows generated from operations. Principal repayments on loans were $81.3 million and $47.5 million for the three months ended March 31, 2002 and 2001, respectively. Principal repayments on loans were $237.0 million and $116.0 million for the nine months ended March 31, 2002 and 2001, respectively.With continued downward pressure on interest rates, loans are being paid off more rapidly than in the previous reporting period. This trend is expected to continue into the next fiscal quarter.

Proceeds from loan sales amounted to $18.8 million for the quarter ended March 31, 2002 as compared to $13.4 million for the quarter ended March 31, 2001. Proceeds from loan sales amounted to $46.4 million for the nine months ended March 31, 2002 as compared to $41.3 million for the same period ended March 31, 2001. In October of 2001, the Company began holding most 30 and 15 year fixed-rate one-to-four family loans, as investment alternatives in the economic environment during the first quarter of fiscal 2002 were less advantageous. However, in November 2001, the Company resumed the sale of most 30 and 15 year fixed-rate one-to-four family loans as well as certain adjustable-rate one-to-four family loans, multifamily loans, and commercial and industrial loans it has originated that meet predefined criteria. Loans serviced for others decreased to $287.3 million at March 31, 2002, from $312.0 million at June 30, 2001, primarily due to increased loan payoffs.

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

The repeal of the OTS’ liquidity regulations was effected as an interim rule with request for comments. The comment period expired May 14, 2001 and the OTS adopted the interim rule as a final rule on July 18, 2001. Management does not believe this rule change will have any adverse impact on the Bank’s operations.

Sources of capital and liquidity for the Company on a stand alone basis include distributions from the Bank. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

Asset Quality

The following table sets forth information regarding nonaccrual loans, troubled debt restructured loans and real estate acquired through foreclosure at the dates indicated:

	At March 31, 2002	At June 30, 2001	At March 31, 2001
	(Dollars in thousands)
Nonaccrual loans (1):
Real estate loans:
One-to-four family	$3,295	$2,440	$1,664
Multifamily	—	707	557
Commercial and land	121	—	—
Consumer	101	35	35

Total nonaccrual loans (1)	3,517	3,182	2,256
Troubled debt restructured loans	—	—	—

Total nonperforming loans	3,517	3,182	2,256
Real estate acquired through foreclosure	—	6	88

Total nonperforming assets	$3,517	$3,188	$2,344

Nonperforming loans as a percentage of gross loans (2)	0.30%	0.29%	0.20%
Nonperforming assets as a percentage of total assets (3)	0.24%	0.24%	0.18%
Total allowance for loan losses as a percentage of gross loans	0.94%	0.98%	0.96%
Total allowance for loan losses as a percentage of total nonperforming loans	316.80%	343.90%	485.06%
Total allowance as a percentage of total nonperforming assets (4)	316.80%	343.26%	466.85%

(1)	Nonaccrual loans are net of specific allowances of $11,000, $0 and $0 at March 31, 2002, June 30, 2001 and March 31, 2001, respectively.
(2)	Nonperforming loans are net of specific allowances and include nonaccrual and troubled debt restructured loans. Gross loans include loans held for sale.
(3)	Nonperforming assets include nonperforming loans and Real Estate Owned (“REO”).
(4)	Total allowance includes loan and REO valuation allowances.

The Company’s nonaccrual policy provides that interest accruals generally are to be discontinued once a loan is past due for a period of 60 days or more. Loans may also be placed on nonaccrual status even though they are less than 60 days past due if management concludes that it is probable that the borrower will not be able to comply with the repayment terms of the loan.

The Company defines nonperforming loans as nonaccrual loans and troubled debt restructured loans. Nonperforming loans are reported net of specific allowances. Nonperforming assets are defined as nonperforming loans and real estate acquired through foreclosure.

Nonperforming assets increased to $3.5 million, 0.24% of total assets at March 31, 2002, compared to $3.2 million, 0.24% of total assets at June 30, 2001. Classified loans increased to $10.6 million at March 31, 2002, compared to $7.6 million at June 30, 2001.

Impaired Loans    A loan is considered impaired when based on current circumstances and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Creditors are required to measure impairment of a loan based on any one of the following: (i) the present value of expected future cash flows from the loan discounted at the loan’s effective interest rate, (ii) an observable market price or (iii) the fair value of the loan’s underlying collateral. The Company measures loan impairment based on the fair value of the loan’s underlying collateral property. Impaired loans exclude large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include one-to-four family loans with principal balances of less than $300,000, commercial properties with balances of less than $500,000 and multifamily loans with balances of less than $750,000.

Factors considered as part of the periodic loan review process to determine whether a loan is impaired, as defined under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures,” address both the amount the Company believes is probable that it will collect and the timing of such collection. As part of the Company’s loan review process the Company considers such factors as the ability of the borrower to continue to meet the debt service requirements, assessments of other sources of repayment, the fair value of any collateral and the Company’s prior history in dealing with the particular type of loan involved. In evaluating whether a loan is considered impaired, insignificant delays (less than twelve months) in the absence of other facts and circumstances would not alone lead to the conclusion that a loan was impaired. At March 31, 2002, the Company had a gross investment in impaired loans of $361,000 for which specific valuation allowances of $93,000 had been established.

During the three and nine months ended March 31, 2002, the Company’s average investment in impaired loans was $362,000 and $572,000, respectively. For the three and nine months ended March 31, 2001, the Company’s average investment in impaired loans was $674,000 and $1.2 million, respectively. For the three and nine months ended March 31, 2002, income recorded on impaired loans totaled $4,000 and $32,000, substantially all of which was recorded in accordance with the policy for nonaccrual loans. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. One impaired loan, with a balance of $28,000, was not performing in accordance with it’s contractual terms at March 31, 2002, and has been included in nonaccrual loans, net of specific reserves of $11,000, at that date.

Regulatory Capital

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), and implementing OTS capital regulations include three separate minimum capital requirements for financial institutions subject to OTS supervision. First, the tangible capital requirement mandates that the Bank’s stockholders’ equity less intangible assets be at least 1.50% of adjusted total assets as defined in the capital regulations. Second, the core capital requirement currently mandates core capital (tangible capital plus qualifying supervisory goodwill) be at least 4.00% of adjusted total assets as defined in the capital regulations. Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital as defined by the OTS be at least 8.00% of risk-weighted assets as prescribed in the capital regulations. The capital regulations assign specific risk weightings to all assets and off-balance sheet items.

The Bank was in compliance with all capital requirements in effect at March 31, 2002, and meets all standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). The following table reflects the required and actual regulatory capital ratios of the Bank at the dates indicated:

Regulatory Capital Ratios for Quaker Bank	FIRREA Minimum Requirement	FDICIA “Well-Capitalized” Minimum Requirement	Actual at March 31, 2002	Actual at June 30, 2001
Tangible capital	1.50%	N/A	8.18%	7.81%
Core capital to adjusted total assets	4.00%	5.00%	8.18%	7.81%
Core capital to risk-weighted assets	4.00%	6.00%	12.24%	11.72%
Total capital to risk-weighted assets	8.00%	10.00%	13.38%	12.96%

Item 3.     Quantitative And Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not currently engage in trading activities. The Company’s financial instruments include interest sensitive loans receivable, federal funds sold, MBS, investment securities, FHLB stock, deposits and borrowings. The Company’s average interest sensitive assets totaled approximately $1.35 billion for the nine months ended March 31, 2002. Average interest sensitive liabilities totaled approximately $1.22 billion at March 31, 2002. The composition of the Company’s financial instruments subject to market risk has not changed materially since June 30, 2001.

* * * * *

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address results or developments that the Company expects or anticipates will or may occur in the future, including such things as (i) business strategy; (ii) economic trends, including the condition of the real estate market in southern California, and the direction of interest rates and prepayment speeds of mortgage loans and MBS; (iii) the adequacy of the Company’s allowances for loan and real estate losses; (iv) goals; (v) expansion and growth of the Company’s business and operations; and (vi) other matters are forward-looking statements. These statements are based upon certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. These statements are subject to a number of risks and uncertainties, many of which are beyond the control of the Company, including general economic, market or business conditions; real estate market conditions, particularly in California; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in law or regulations; and other factors. Actual results could differ materially from those contemplated by these forward-looking statements. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company and its business or operations. Forward-looking statements made in this report speak as of the date hereof. The Company undertakes no obligation to update or revise any forward-looking statement made in this report.

PART II.    OTHER INFORMATION

Item 5.     Other Information: Date of Annual Meeting

The date of the Company’s 2002 Annual Meeting of stockholders has been set for Wednesday, November 20, 2002. Pursuant to Section 6 of Article I of the Company’s Bylaws, stockholders who intend to submit a proposal or to make a nomination of a person for election to the Board of Directors at the 2002 Annual Meeting must provide timely written notice of the matter to the Corporate Secretary of the Company. To be timely, a stockholder’s notice must be delivered or mailed to and received at the principal executive offices of the Corporation no less than ninety (90) days prior to the date of the Annual Meeting. Any notice to the Corporate Secretary must comply with the notice procedures and informational requirements of Section 6 of Article I of the Company’s Bylaws (a copy of which is available upon request to the Corporate Secretary of the Company). No person shall be eligible for election as a Director of the Corporation unless nominated in accordance with the provisions of Section 6(c) of Article I of the Company’s Bylaws.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits—

11.1  Computation of Earnings Per Share

(b)  Reports on Form 8-K—

No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CITY BANCORP, INC.

By:	/s/ DWIGHT L. WILSON
Dwight L. Wilson
Senior Vice President, Treasurer and Chief Financial Officer

Date: May	13, 2002