Form 10-K
period 2002-06-30
QUAKER CITY BANCORP INC
filed 2002-09-26
CIK 912465

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 0-22528

QUAKER CITY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4444221 (I.R.S. Employer Identification No.)

7021 Greenleaf Avenue Whittier, California (Address of principal executive offices)	90602 (Zip Code)

Registrant’s telephone number, including area code: (562) 907-2200
Securities registered pursuant to Section 12(b) of the Act:

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

☒ Yes                                                                 ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked price of its Common Stock, $.01 par value, on September 23, 2002, on the Nasdaq National Market System was approximately $172,181,000.

At September 23, 2002, 6,532,368 shares of the Registrant’s Common Stock were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on November 20, 2002 are incorporated by reference in Part III hereof.

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address results or developments that Quaker City Bancorp, Inc. (the “Company”) expects or anticipates will or may occur in the future, including such things as (i) business strategy; (ii) economic trends, including the condition of the real estate market in southern California, and the direction of interest rates and prepayment speeds of mortgage loans and mortgage-backed securities; (iii) the adequacy of the Company’s allowances for loan and real estate losses; (iv) goals; and (v) expansion and growth of the Company’s business and operations are forward-looking statements. These statements are based upon certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. These statements are subject to a number of risks and uncertainties, many of which are beyond the control of the Company, including general economic, market or business conditions; real estate market conditions, particularly in California; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in law or regulations; and other factors. Actual results could differ materially from those contemplated by these forward-looking statements. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company and its business or operations. Forward-looking statements made in this report speak as of the date hereof. The Company undertakes no obligation to update or revise any forward-looking statement made in this report.

PART I

ITEM 1.    BUSINESS

General

Quaker City Bancorp, Inc., incorporated in Delaware, is primarily engaged in the savings and loan business through its wholly owned subsidiary Quaker City Bank (the “Bank”). The Company was organized on September 13, 1993, for the purpose of acquiring all of the capital stock of the Bank issued in the conversion of the Bank from mutual to stock form, effective December 30, 1993. The Bank was originally founded in 1920 as the Mutual Building and Loan Association of Whittier, and in 1938 became a federally chartered mutual savings and loan association. The Company’s principal business is serving as the holding company for the Bank. The executive offices of the Company are located at 7021 Greenleaf Avenue, Whittier, California 90602, telephone number (562) 907-2200.

As of June 30, 2002, the Bank operated twenty-one retail full service branches in the southern California communities of Whittier (2), La Habra (2), Brea, Fullerton, Placentia, La Mirada, Hacienda Heights, Anaheim Hills, Rowland Heights, Lakewood, Northridge, Corona (2), Foothill Ranch, Murrieta, Huntington Beach, Lancaster, Palmdale and Chino. Ten of these branches, four of which were opened during calendar year 2002, are inside Wal-Mart stores. The Bank also plans to open additional Wal-Mart in-store branches in southern California during fiscal 2003. Two Wal-Mart in-store branches opened in September 2002 in the communities of Pico Rivera and Santa Fe Springs.

The Company is a savings and loan holding company and as such is subject to examination and regulation by the Office of Thrift Supervision (“OTS”). The deposits of the Bank are insured by the Savings Association Insurance Fund (“SAIF”) of the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is regulated by the Director of the OTS and the FDIC. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco, which is one of the 12 regional banks comprising the Federal Home Loan Bank System. The Bank is also subject to certain regulations of the Board of

Governors of the Federal Reserve System (the “FRB”) with respect to reserves required to be maintained against deposits and certain other matters. See “—Regulation and Supervision—General.”

The Bank’s principal business has been and continues to be attracting retail deposits from the general public in its primary deposit market area surrounding its offices and investing those deposits, together with funds generated from operations and borrowings. Through its wholly owned subsidiary, Quaker City Financial Corporation (“QCFC”), the Bank also engages in the sale of investment products on an agency basis. The Company originates predominantly multifamily, commercial real estate and one-to-four family loans and emphasizes multifamily lending in low and moderate income communities, primarily in southern California metropolitan areas. To a lesser extent, loans are also originated and purchased in central and northern California. Under certain circumstances, one-to-four family and multifamily loans are purchased on loans secured by properties outside the State of California.

Historically, the Company’s principal business has been making and purchasing one-to-four family, multifamily (five or more units) and commercial real estate loans. In every year for which data is presented in this report, i.e., fiscal 1998 through fiscal 2002, the Company’s multifamily loan portfolio has increased in total dollar amount and has represented a significant portion of the Company’s total loan portfolio. See “—Lending Activities—Loan and MBS Portfolio Composition.” At June 30, 2002, the Company’s gross loan portfolio (including loans held for sale) totaled $1.2 billion, 71.98% of which was secured by multifamily properties (approximately $606.5 million) and commercial real estate (approximately $264.4 million).

Both the multifamily and the commercial real estate loan portfolios have grown during fiscal 2002. From June 30, 2001 to June 30, 2002, the net increase in the Company’s multifamily portfolio was $55.6 million representing a 10.10% increase in the size of the portfolio. From June 30, 2001 to June 30, 2002, the net increase in the Company’s commercial real estate loan portfolio was $24.4 million, representing a 10.18% increase in the size of the portfolio. At June 30, 2002, the $606.5 million multifamily portfolio represented 50.13% of the Company’s gross loans and the $264.4 million commercial real estate portfolio represented 21.85% of the Company’s gross loans. As a percentage of gross loans, the multifamily portfolio increased in size by 0.66% and the commercial real estate portfolio increased in size by 0.30% from June 30, 2001 to June 30, 2002. See “—Lending Activities—Multifamily Lending” and “—Lending Activities—Commercial Real Estate Lending.”

In addition to originating loans to hold in portfolio, the Company also originates loans for sale. The Company sold $59.3 million of loans in fiscal 2002. The Company also purchases loans for investment and for sale. During fiscal 2002, the Company purchased $131.6 million in loans of which $98.5 million were one-to-four family. Loans sold come from loans held in the Company’s portfolio designated as being held for sale or originated during the most recent period and designated as held for sale. Historically, the Company has generally retained the servicing rights on most loans sold, however, some loans are sold servicing released. In addition, the Company invests in securities issued by the U.S. Government and agencies thereof, mortgage-backed securities (“MBS”) and other permitted investments under applicable federal laws and regulations. The Company’s revenues are derived principally from interest on its mortgage loans, and to a lesser extent, fees on deposit accounts, mortgage loan servicing activities, and interest and dividends on its investment securities and MBS.

The Company’s primary sources of funds are deposits, borrowings from the FHLB of San Francisco (“FHLB advances”), securities sold under agreements to repurchase, principal and interest payments on loans and MBS and proceeds from the sale of loans. At June 30, 2002, the Company had deposits of approximately $1.0 billion, including approximately $230.1 million in certificates of deposit of $100,000 or more. The Company’s borrowings at June 30, 2002 included $330.7 million in FHLB advances. See “—Sources of Funds.”

On May 23, 2002, the Board of Directors of the Company declared a 25% common stock dividend paid on June 28, 2002, to shareholders of record on June 12, 2002. The dividend was intended as a distribution of retained earnings to the Company’s shareholders and to enhance both the marketability and liquidity of the Company’s common stock. Total stockholders’ equity was unchanged by the stock dividend and all historical earnings per share data herein reflect the increased number of shares of the Company’s stock outstanding after the dividend. At June 30, 2002, the Company had stockholders’ equity of $128.5 million, representing 8.64% of total assets.

For the year ended June 30, 2002, the Company reported net earnings of $21.2 million, $3.17 per diluted share. This compares to net earnings of $15.1 million, $2.32 per diluted share, and $11.8 million, $1.79 per diluted share, for the years ended June 30, 2001 and 2000, respectively. The increase in fiscal 2002 earnings over fiscal 2001 was primarily due to an increase in net interest income partially offset by an increase in other expenses. The increase in fiscal 2001 earnings over fiscal 2000 was also primarily due to an increase in net interest income partially offset by an increase in other expenses.

Total assets of the Company were $1.5 billion at June 30, 2002, an increase of $173.9 million compared to June 30, 2001. The increase in assets was primarily in loans of $98.7 million, investments of $54.7 million and MBS of $18.7 million. Commercial real estate loans increased $24.4 million, multifamily loans increased $55.6 million and one-to-four family loans increased $13.5 million. The asset growth was funded primarily by an increase in deposits of $93.4 million and $54.5 million of FHLB advances. Included in the increase of $93.4 million of deposits during fiscal 2002 is $48.1 million of deposits attributable to the Bank’s Wal-Mart in-store branch expansion. In addition, while the vast majority of the Bank’s deposits are retail in nature, the Bank accepted $55.0 million in time deposits from a political subdivision during fiscal 2000 and an additional $10.0 million in fiscal 2001. During fiscal 2002, the Bank’s $65.0 million in time deposits had come due and payable at various periods throughout the year and terms were renegotiated and reset at current market rates. The Bank considers these funds to be wholesale deposits and an alternative borrowing source rather than a customer relationship and their levels are determined by management’s decision as to the most economic funding source. At June 30, 2002, the Company had total deposits of $1.0 billion and total FHLB advances of $330.7 million.

The southern California real estate market in the Company’s primary lending area continued to be strong during the year, although there are signs of weakness in certain segments of the California real estate market. The Company’s level of nonperforming assets increased to $4.3 million at June 30, 2002 compared to $3.2 million and $4.4 million at June 30, 2001 and 2000, respectively. The Company includes nonaccrual loans, troubled debt restructured loans and real estate acquired through foreclosure (“REO”) in determining its level of nonperforming assets. The Company recorded provisions for loan losses of $200,000 for the year ended June 30, 2002 compared to $800,000 and $1.6 million for the years ended June 30, 2001 and 2000, respectively. As a percentage of assets, nonperforming assets were 0.29% in fiscal 2002, 0.24% in fiscal 2001 and 0.37% in fiscal 2000. See “—Allowances for Loan and Real Estate Losses” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”).

Lending Activities

Loan and MBS Portfolio Composition.  Historically, the Company’s principal business has been the making and purchasing of one-to-four family, multifamily and commercial real estate loans. In every year for which data is presented in this report, i.e., fiscal 1998 through fiscal 2002, the Company’s multifamily loan portfolio has increased in total dollar amount and has represented a significant portion of the Company’s total loan portfolio. Beginning principally with the hiring announced in January 1998 of the income property lending staff of another southern California financial institution, the Company has increased its focus on commercial real estate lending. The Company currently intends to continue its emphasis on multifamily and commercial real estate lending, with their higher risk-adjusted rates of return, rather than on lower yielding one-to-four family lending. At June 30, 2002, the Company had $1.2 billion of gross loans outstanding, 71.98% of which was secured by either multifamily properties or commercial real estate. Gross loans outstanding at June 30, 2002 included $606.5 million of multifamily loans, representing 50.13% of gross loans, $264.4 million of commercial real estate loans, representing 21.85% of gross loans, and $325.4 million of one-to-four family loans, representing 26.90% of gross loans. The remainder of gross loans at June 30, 2002 consisted of $2.8 million of land loans, or 0.23% of gross loans, and other loans of $10.8 million, or 0.89% of gross loans. Included in these amounts at June 30, 2002 were $3.4 million of loans held for sale, comprising 0.28% of gross loans.

The net increase in the Company’s multifamily loans during fiscal 2002 was $55.6 million, representing an increase of 10.10% in the multifamily loan portfolio as compared to June 30, 2001. The net increase in the Company’s commercial real estate loans during fiscal 2002 was $24.4 million, representing an increase of 10.18% in the commercial real estate loan portfolio as compared to June 30, 2001. The net increase in the Company’s one-to-four family loans during fiscal 2002 was $13.5 million, representing an increase of 4.35% in the one-to-four family loan portfolio as compared to June 30, 2001. As a percentage of gross loans, multifamily loans increased by 0.66%, commercial loans increased by 0.30% and one-to-four family loans decreased by 1.11% from June 30, 2001 to June 30, 2002. These percentage changes in the composition of the gross mortgage loan portfolio are a result of the relative growth of the multifamily and commercial real estate loan portfolios and the Company’s sale of approximately 58.28% of the one-to-four family loans it originated during fiscal 2002. The Company currently intends to continue to focus on multifamily and commercial real estate lending. During fiscal 2002, the Company purchased $131.6 million in loans of which $98.5 million were one-to-four family. The Company anticipates that the purchase of one-to-four family, multifamily and commercial real estate loans will remain a focus of the Company in fiscal 2003.

The Company invests in MBS, including securities guaranteed by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”). To a limited extent the Company also invests in privately issued MBS which typically have received a “AA” or “AAA” credit rating from at least one nationally recognized rating service. The Company invests in both adjustable rate and fixed rate MBS. In an effort to reduce the potential interest rate risk inherent in fixed rate assets, the Company purchases fixed rate MBS with a variety of coupon rates, maturities, and prices. Furthermore, the assets are typically purchased with fixed rate FHLB advances of various terms to maturity primarily ranging from one month to five years in order to reduce the Company’s exposure to changes in interest rates. The adjustable rate MBS in the Company’s portfolio typically have life caps that will prevent the MBS from further upward adjustments in rate should interest rates rise above the cap limit. Management considers the Company’s overall tolerance to interest rate risk and invests accordingly. At June 30, 2002, the Company’s MBS portfolio (including MBS available for sale) totaled $144.3 million or 9.70% of total assets. The Company’s MBS are comprised of $72.8 million of agency securities, $6.3 million issued by other financial institutions and $65.2 million in collateralized mortgage obligations (“CMOs”). Of the $65.2 million in CMOs, 81.38% or $53.1 million are agency guaranteed. For all fiscal years presented, the CMOs represent non-equity senior interests in mortgage pass-through certificates and were of investment grade. At June 30, 2002, $26.4 million in MBS were classified as available for sale. Typically, the Company classifies fixed rate MBS as held-to-maturity and variable rate MBS as available-for-sale.

The following table sets forth the composition of the Company’s loan and MBS portfolios in dollar amounts and percentages of the respective portfolio at the dates indicated.

	At June 30,
	2002		2001		2000		1999		1998
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars in thousands)
Loans:
Residential:
One-to-four units	$325,432	26.90%	$311,860	28.01%	$315,689	30.73%	$312,407	36.65%	$279,862	39.26%
Multifamily	606,543	50.13	550,919	49.47	505,436	49.20	391,596	45.93	347,285	48.72
Commercial	264,396	21.85	239,972	21.55	196,506	19.13	140,439	16.48	77,810	10.92
Land	2,789	0.23	1,743	0.16	1,456	0.14	344	0.04	348	0.05
Other	10,843	0.89	9,067	0.81	8,171	0.80	7,730	0.90	7,544	1.05

Loans, gross	1,210,003	100.00%	1,113,561	100.00%	1,027,258	100.00%	852,516	100.00%	712,849	100.00%

Less:
Undisbursed loan funds	154		459		320		684		579
Unamortized discounts	(1,225)		443		752		1,078		2,170
Deferred loan fees, net	3,472		3,992		4,138		3,852		3,612
Allowance for loan losses	11,131		10,943		10,161		8,684		7,955

Loans, net	1,196,471		1,097,724		1,011,887		838,218		698,533
Less:
Loans held for sale:
One-to-four units	3,436		1,034		—		353		1,043
Multifamily	—		2,637		11,173		7,234		6,464
Commercial	—		885		10,031		9,441		—
Other	—		—		8		—		—

Net loans held for investment	$1,193,035		$1,093,168		$990,675		$821,190		$691,026

Mortgage-backed securities:
FNMA	$10,616	7.39%	$8,061	6.43%	$12,110	11.01%	$5,509	5.51%	$11,309	9.84%
FHLMC	6,660	4.64	4,212	3.36	5,171	4.70	399	0.40	8,272	7.20
GNMA	54,944	38.27	75,989	60.61	64,474	58.62	61,858	61.91	52,306	45.52
Issued by other financial institutions	6,329	4.41	9,069	7.23	1,591	1.45	2,223	2.22	3,628	3.16
Collateralized mortgage obligations	65,038	45.29	28,047	22.37	26,648	24.22	29,939	29.96	39,391	34.28

	143,587	100.00%	125,378	100.00%	109,994	100.00%	99,928	100.00%	114,906	100.00%

Plus (Less):
Unamortized premium (discount)	689		226		(133)		(67)		945

Mortgage-backed securities, net	144,276		125,604		109,861		99,861		115,851
Less:
Mortgage-backed securities available for sale	26,449		25,209		24,404		15,783		8,274

Net mortgage-backed securities held to maturity	117,827		100,395		85,457		84,078		107,577

Total net loans and mortgage-backed securities held for investment or to maturity	$1,310,862		$1,193,563		$1,076,132		$905,268		$798,603

Loan Maturity.  The following table shows the contractual maturity of the Company’s gross loans and MBS at June 30, 2002. The table includes loans held for sale of $3.4 million and MBS available for sale of $26.4 million. The table includes scheduled principal payments, however it does not include estimated principal prepayments.

	At June 30, 2002
	One- to-Four Family	Multi- family	Commercial	Land	Other	Total Loans Receivable	Mortgage- Backed Securities	Total
	(In thousands)
Amounts due:
One year or less	$9,086	$22,378	$23,594	$290	$340	$55,688	$2,906	$58,594

After one year:
More than one year to three years	20,118	49,925	53,215	651	778	124,687	6,381	131,068
More than three years to five years	23,030	57,706	62,401	760	931	144,828	7,223	152,051
More than five years to 10 years	73,288	186,739	125,186	1,088	3,203	389,504	22,507	412,011
More than 10 years to 20 years	187,734	289,795	—	—	5,513	483,042	72,502	555,544
More than 20 years	12,176	—	—	—	78	12,254	32,068	44,322

Total due after one year	316,346	584,165	240,802	2,499	10,503	1,154,315	140,681	1,294,996

Total amounts due	$325,432	$606,543	$264,396	$2,789	$10,843	$1,210,003	$143,587	$1,353,590

The following table sets forth at June 30, 2002, the dollar amount of all loans due after June 30, 2003, and whether such loans are fixed rate or adjustable rate mortgage (“ARM”) loans.

	At June 30, 2002
	Fixed	Adjustable(1)(2)	Total
	(In thousands)
Real estate loans:
One-to-four family	$109,132	$207,214	$316,346
Multifamily	18,006	566,159	584,165
Commercial real estate	19,117	221,685	240,802
Land	1,027	1,472	2,499
Other Loans	6,488	4,015	10,503

Total loans	$153,770	$1,000,545	$1,154,315

(1)
ARM loans include loans that adjust monthly, semiannually, annually or once every five years. Five year ARM loans total $1.4 million one-to-four family, $44.5 million multifamily and $121.1 million commercial real estate.

(2)	Included in the total of ARM loans are approximately $410 million of adjustable rate loans with various indices that have fully indexed rates that are at, or below, their lifetime floor rates.
Although they are ARM loans, should interest rates increase, the interest rates on these loans will not increase until the fully indexed rate exceeds the lifetime floor rate.

Origination, Purchase, Sale and Servicing of Loans.  The Company’s mortgage lending activities are conducted primarily through its executive and branch offices. The Company originates both fixed rate and ARM loans. Its ability to originate ARM loans as opposed to fixed rate loans is dependent upon the relative customer demand, which is affected by the current and expected future level of interest rates.

Additionally, the Company purchases or participates in loans originated by other institutions. The determination to purchase loans is based upon the Company’s investment needs and market opportunities. Subject to regulatory restrictions applicable to savings associations, the Company’s current loan policies allow all loan types to be purchased. The determination to purchase specific loans or pools of loans is subject to the Company’s underwriting policies, which require consideration of the financial condition of the borrower and the appraised value of the property and, with respect to multifamily and commercial real estate loans, the net operating income of the mortgaged property before debt service and depreciation. The Company has purchased loans from independent parties in various transactions. During the year ended June 30, 2002, of the $504.7 million of loans generated by the Company in fiscal 2002 through origination or purchase, $131.6 million, or 26.07%, were purchased. Of the $131.6 million of loans purchased during fiscal 2002, $19.6 million were multifamily loans, $8.8 million were commercial real estate loans, $98.5 million were one-to-four family loans and $4.7 million were consumer loans.

At origination or time of purchase, the Company designates loans as held for investment or held for sale. Historically, loans held for sale have been sold in the secondary market to FNMA, FHLMC and other investors. The Company generally retains the servicing rights on most loans sold, however, certain loans are sold servicing released. The determination to sell a specific loan or pool of loans is made based upon the Company’s investment needs, growth objectives and market opportunities.

In an attempt to further minimize interest rate risk associated with fixed rate loans designated as held for sale, the Company may enter into commitments with FNMA and other investors (known as forward commitments) to sell loans at a future date at a specified price. The Company will then simultaneously process and close the loans, thereby attempting to protect the price of loans in process from interest rate fluctuations that may occur from application to sale. There is risk involved in this forward commitment activity. In a declining interest rate environment, borrowers may choose not to close loans, but the Company would remain obligated to fulfill its forward commitments. The inability of the Company to originate or acquire loans to fulfill these commitments may result in the Company being required to pay non-delivery fees. In an increasing interest rate environment, the Company is subject to interest rate risk in the event its commitments to make loans to borrowers exceeds its commitments to sell loans. At June 30, 2002, the Company had $3.4 million in forward commitments with respect to fixed rate loans held for sale.

The Company sells loans and participations in loans with yield rates to the investors based upon current market rates. Gain or loss is recognized to the extent that the selling prices differ from the carrying value of the loans sold based on the estimated relative fair values of the assets sold and any retained interests, less any liabilities incurred. The assets obtained on sale are generally loan servicing assets. Liabilities incurred in a sale may include recourse obligations or servicing liabilities. At June 30, 2002, the Company had mortgage servicing assets related to loans sold, servicing retained, with a carrying value of $441,000.

In addition to retaining the servicing assets for originated loans, the Company may also purchase mortgage servicing assets related to mortgage loans originated by other institutions. The Company’s current loan policies, which are subject to change, provide that the aggregate amount of purchased mortgage servicing shall not exceed 75% of the total loans in the Company’s portfolio that are serviced for others. At June 30, 2002, the Company had purchased mortgage servicing assets with a carrying value of $141,000.

The following table sets forth activity in the Company’s loan and MBS portfolios for the periods indicated:

	At or for the Year Ended June 30,
	2002	2001	2000
	(In thousands)
Gross loans:
Beginning balance	$1,113,561	$1,027,258	$852,516
Loans originated:
One-to-four family	82,752	34,066	25,836
Multifamily	226,964	137,935	167,183
Commercial	62,153	51,556	72,839
Other	1,271	396	608

Total loans originated	373,140	223,953	266,466
Loans purchased	131,551	105,572	85,752
Loans to facilitate the sale of REO	—	262	—

Total	504,691	329,787	352,218
Less:
Transfer to REO	18	84	1,362
Principal repayments	348,283	189,940	127,343
Sales of loans	59,265	53,275	48,910
Other, net	683	185	(139)

Ending balance	$1,210,003	$1,113,561	$1,027,258

Gross mortgage-backed securities:
Beginning balance	$125,378	$109,994	$99,928
Mortgage-backed securities purchased	76,623	50,303	23,506
Less:
Mortgage-backed securities sold	—	—	—
Principal repayments	57,743	35,063	13,427
Other, net	671	(144)	13

Ending balance	$143,587	$125,378	$109,994

Multifamily Lending.  During the year ended June 30, 2002, the Company originated $227.0 million of multifamily loans. The Company originates multifamily mortgage loans generally secured by apartment buildings primarily located in southern California metropolitan areas. To a lesser extent, multifamily loans are also originated and purchased in central and northern California. In originating a multifamily loan, the Company considers the qualifications of the borrower as well as the securing property. Some of the foremost factors to be considered are the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) and the ratio of the loan amount to the appraised value of the property. Pursuant to the Company’s underwriting policies, a multifamily loan generally may only be made in an amount up to 80% of the appraised value of the underlying property. The Company also generally requires a debt service coverage ratio of at least 110%. Properties securing a loan are appraised by an independent appraiser and title insurance is required on all loans. The average outstanding loan balance on multifamily loans at June 30, 2002 was approximately $355,000, with the largest loan being $3.7 million. The property collateralizing this loan is located in Claremont, California and the loan was not classified at June 30, 2002. Declines in the real estate values in the Company’s primary lending area may result in increases in the loan-to-value ratio on some multifamily mortgage loans subsequent to origination.

When evaluating the qualifications of the borrower for a multifamily loan, the Bank considers the financial resources and income level of the borrower, the borrower’s experience in owning or managing similar property, and the Company’s lending experience with the borrower. The Company’s underwriting policies generally require that the borrower or borrower’s property manager be able to demonstrate adequate management skills and the ability to maintain the property with current rental income. The borrower should also present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In assessing the creditworthiness of the borrower, the Bank generally reviews the financial statements and credit history of the borrower, as well as other related documentation.

At June 30, 2002, the Company’s multifamily loan portfolio had increased to $606.5 million, or 50.13% of gross loans, from $550.9 million, or 49.47% of gross loans, at June 30, 2001, an increase of $55.6 million. The multifamily loan portfolio increased in total dollar amount during fiscal 2002 by 10.10%, and as a percentage of gross loans by 0.66%. Of the $606.5 million of multifamily loans outstanding at June 30, 2002, 3.08% were fixed rate loans and 96.92% were ARM loans. Of the 96.92% of ARM loans, 17.01% or $41.4 million are tied to a Treasury bill based index that adjusts once every five years.

Multifamily loans are generally considered to involve a higher degree of credit risk and to be more vulnerable to adverse conditions in the real estate market and to deteriorating economic conditions, particularly changes in interest rates, than one-to-four family residential mortgage loans. These loans typically involve higher loan principal amounts and the repayment of such loans generally depends on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. Sometimes multifamily loans are made to groups of related borrowers, which concentration could increase the Company’s exposure should the circumstances of one borrower negatively affect the ability of other related borrowers to repay their loans in full on a timely basis. Recessionary economic conditions tend to result in higher vacancy and reduced rental rates and net operating incomes from multifamily residential properties. Of the Company’s $12,000 of charge-offs in fiscal 2002, none were for multifamily loans. See “—Allowances for Loan and Real Estate Losses.”

Commercial Real Estate Lending.  During fiscal 2002, the Company originated $62.2 million of commercial real estate loans. The Company originates commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings, multi-tenant industrial properties, retail shopping centers or a combination of residential and commercial facilities located primarily in southern California. To a lesser extent, commercial real estate loans are also originated and purchased in central and northern California. The Company’s underwriting procedures provide that commercial real estate loans generally may be made in amounts up to 75% of the appraised value of the property. These loans may be made with terms of up to 30 years for ARM loans. The Company’s underwriting standards and procedures are similar to those applicable to its multifamily loans, whereby the Company considers the net operating income of the property and the borrower’s expertise, credit history and profitability. The Company has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 110%. The average outstanding loan balance on commercial real estate loans at June 30, 2002 was approximately $521,000. The largest commercial real estate loan in the Company’s portfolio, located in Los Angeles, California had an outstanding principal balance at June 30, 2002 of $2.7 million and the loan was not classified.

At June 30, 2002, the Company’s commercial real estate loan portfolio had increased to $264.4 million, or 21.85% of gross loans, from $240.0 million, or 21.55% of gross loans, at June 30, 2001, an increase of $24.4 million, or 0.30% of gross loans. This $24.4 million increase in the commercial real estate loan portfolio during fiscal 2002 represents a 10.18% increase in the total dollar amount of the commercial real estate portfolio. Of the $264.4 million of commercial real estate loans outstanding at June 30, 2002, 7.94% were fixed rate loans and 92.06% were ARM loans. Of the 92.06% of ARM loans, 40.07% or $97.5 million are tied to a Treasury bill bond index that adjusts once every five years.

Commercial real estate loans are generally considered to involve a higher degree of credit risk and to be more vulnerable to adverse conditions in the real estate market and to deteriorating economic conditions, particularly changes in interest rates, than one-to-four family residential mortgage loans. These loans typically involve higher loan principal amounts and the repayment of such loans generally depends on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. Sometimes commercial real estate loans are made to groups of related borrowers, which concentration could increase the Company’s exposure should the circumstances of one borrower negatively affect the ability of other related borrowers to repay their loans in full on a timely basis. Recessionary economic conditions tend to result in higher vacancy and reduced rental rates and net operating incomes from commercial properties. In addition, commercial real estate values tend to be cyclical. Of the Company’s $12,000 of charge-offs in fiscal 2002, none were for commercial real estate loans. The Company has significantly increased its commercial real estate loan portfolio during the past four fiscal years. Both because the size of the commercial real estate loan portfolio has increased significantly and most of the loans comprising the portfolio are unseasoned, having been originated within the last three fiscal years, the Company’s past loss experience with respect to its commercial real estate loan portfolio may not be representative of the risk of loss in such portfolio in the future. See “—Allowances for Loan and Real Estate Losses.”

One-to-Four Family Lending.  The Company originates both fixed rate mortgage loans and ARM loans secured by one-to-four family residences, including, to a lesser extent, condominium and cooperative units with maturities of up to 30 years. Originated loans are predominantly secured by property located in southern California. Loan originations are generally obtained from existing or past customers, residents of the local communities and loan brokers. One-to-four family loans are also purchased with properties securing the loans located throughout the State of California and in certain circumstances outside of California. Included in one-to-four family loans are outstanding balances of $19.3 million of adjustable rate home equity credit lines tied to the Wall Street Prime index. These loans are generally secured by a first or second trust deed, with maturities of up to 25 years.

During the year ended June 30, 2002, the Company originated $82.8 million of one-to-four family loans. The Company’s policy is to originate one-to-four family loans in amounts generally up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. Declines in real estate values in the Company’s lending areas may result in increases in the loan-to-value ratio on some one-to-four family loans subsequent to origination.

At June 30, 2002, the Company’s one-to-four family loan portfolio had increased to $325.4 million, or 26.90% of gross loans, from $311.9 million, or 28.01% of gross loans, at June 30, 2001, an increase of $13.5 million. The one-to-four family loan portfolio increased in total dollar amount during fiscal 2002 by 4.35%, and decreased as a percentage of gross loans by 1.11%. During fiscal 2002, one-to-four family loans purchased were $98.5 million. Of the $325.4 million of one-to-four family loans outstanding at June 30, 2002, 34.50% were fixed rate loans and 65.50% were ARM loans.

Certain Loan Terms.  Since 1982, the Company has emphasized the origination of ARM loans for retention in its portfolio. This practice has enabled the Company to reduce its interest rate risk exposure by concentrating its loan portfolio in assets with either shorter terms or more frequent repricing, or both. At June 30, 2002, approximately 96.92% of the Company’s multifamily, 92.06% of its commercial real estate and 65.50% of its one-to-four family loans were ARM loans with interest rates scheduled to adjust in a range from monthly to once every five years. Included in the total of ARM loans are approximately $410 million of adjustable rate loans with various indices that have fully indexed rates that are at, or below, their lifetime floor rates. Although they are ARM loans, should interest rates increase the interest rates on these loans will not increase until the fully indexed rate exceeds the lifetime floor rates. The Company also originates fixed rate loans in response to customer demand. The type of loans the Company originates is dependent upon the relative customer demand for fixed rate or ARM loans, which in turn is affected by the current and expected level of interest rates.

Historically, the Company has sold fixed rate loans in the secondary market to FNMA, FHLMC and others. During fiscal 2002, the Company retained certain fixed rate loans in its portfolio, both originated and purchased loans.

The interest rates for approximately 47% of the Company’s ARM loans in portfolio are indexed to the 11th District Cost of Funds Index (“COFI”). The Company currently offers a number of ARM loan programs with interest rates tied to Treasury bill based and COFI indices that adjust monthly, semi-annually, annually or once every five years, some of which have payment caps. Because of payment caps and the different times at which interest rate adjustments and payment adjustments are made, in periods of rising interest rates monthly payments may not be sufficient to pay the interest accruing on some of the Company’s ARM loans. The amount of any shortfall (“negative amortization”) is added to the principal balance of the loan to be repaid through future monthly payments, which could cause increases in the amount of principal owed to the Company over that which was originally lent. The Company currently has approximately $657.0 million in mortgage loans that may be subject to negative amortization. During the years ended June 30, 2002, 2001 and 2000, the negative amortization associated with these loans totaled $146,000, $288,000, and $109,000, respectively. Significant negative amortization can increase the associated risk of default on loans, particularly for loans originated with relatively high loan-to-value ratios. Based on historical experience, management does not believe that the loss experience on the loans that are subject to negative amortization is materially different from the loss experience on the balance of its portfolio.

Mortgage loans originated by the Company generally include due-on-sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Company’s consent. Due-on-sale clauses are an important means of adjusting the rates on the Company’s fixed rate multifamily and commercial mortgage loan portfolios and the Company has generally exercised its rights under these clauses.

Loan Approval Procedures and Authority.  The Company’s Board of Directors has a standing Loan Committee. The Loan Committee is primarily responsible for approving the lending policies of the Company, reviewing large loans, and ensuring adherence to policies and procedures. The Board of Directors has authorized the following persons to approve loans up to the amounts indicated: mortgage loans in amounts of $1.0 million and below may be approved by the respective Loan Division Manager or his/her designate; mortgage loans in excess of $1.0 million and up to $1.5 million require the approval of the President or any member of the Loan Committee; and mortgage loans in excess of $1.5 million require the approval of at least two members of the Loan Committee.

For all loans originated by the Company, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, certain other information is verified by an independent credit agency, and, if necessary, additional financial information is required. Appraisals of the real estate intended to secure proposed loans over $150,000 are required, which appraisals currently are performed by independent appraisers designated and approved by the Company. The Company’s Board annually approves the independent appraisers used by the Company and approves the Company’s appraisal policy. The Company’s policy is to obtain title and hazard insurance on all real estate loans. If the original loan amount of a single family loan exceeds 80% of the underlying property’s value on a sale or refinance of a first trust deed loan, private mortgage insurance is required and the borrower will be required to make payments to a mortgage impound account from which the Company makes disbursements for property taxes and mortgage insurance.

Delinquencies and Classification of Assets

Delinquent Loans.  Management performs a monthly review of all delinquent loans and reports to the Company’s Board of Directors regarding the same. The procedures taken by the Company with respect to delinquencies vary depending on the nature of the loan and period of delinquency.

The Company’s policies generally provide that delinquent mortgage loans be reviewed and that written notices be mailed after the day of delinquency. The Company’s policies provide that telephone contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Company will attempt to obtain full payment or, in certain circumstances, work out a repayment schedule with the borrower to avoid foreclosure. See also “—Nonperforming Assets and Restructured Loans.”

At June 30, 2002, 2001 and 2000, delinquencies in the Company’s loan portfolio were as follows:

	2002				2001				2000
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One-to-four family	3	$432	35	$2,142	9	$996	53	$1,444	2	$109	28	$1,247
Multifamily	—	—	1	520	1	524	2	183	1	526	—	—
Commercial	—	—	1	907	—	—	—	—	—	—	—	—
Other loans	1	1	3	23	—	—	1	35	—	—	—	—

Total	4	$433	40	$3,592	10	$1,520	56	$1,662	3	$635	28	$1,247

Delinquent loans to total gross loans		0.04%		0.30%		0.14%		0.15%		0.06%		0.12%

The loans in the above table have been considered in connection with the Company’s overall assessment of the adequacy of its allowance for loan losses. However, there can be no assurance that the Company will not have to establish additional loss provisions for these loans in the future. See “—Allowances for Loan and Real Estate Losses.”

Classification of Assets.  Federal regulations and the Company’s Classification of Assets Policy require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Company has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Company currently classifies problem and potential problem assets as “Substandard,” “Doubtful” or “Loss” assets. An asset is considered “Substandard” if it is inadequately protected by the paying capacity of the obligor or of the collateral pledged. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Loans can be considered “Substandard” for other reasons in addition to the paying capacity and underlying collateral, based on the Company’s Classification of Assets Policy. Assets classified as “Doubtful” have all of the weaknesses inherent in those classified “Substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” See “—Regulation and Supervision—Classification of Assets.” The Company’s Internal Asset Review Committee reviews and classifies the Company’s assets monthly and reports the results of its review to the Company’s Board of Directors.

The following table sets forth information with respect to the classified assets of the Company at June 30, 2002 and 2001.

	At June 30, 2002	At June 30, 2001
	Substandard	Substandard
	(In thousands)
Real estate loans:
One-to-four family	$5,353	$4,591
Multifamily	3,778	2,988
Commercial and land	2,215	—
Other loans	41	44
REO	18	6

Total classified assets	$11,405	$7,629

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” and as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures,” the Company recognizes impairment on troubled collateral dependent loans by creating a specific valuation allowance. At June 30, 2002 and 2001, the specific valuation allowances totaled $81,000 and $172,000, respectively. The loans for which a specific valuation allowance was established are in the process of collection. At such time that these loans are deemed uncollectible, the specific valuation allowance will be charged off.

In addition to adversely classified assets, assets which do not currently expose the Company to sufficient risk to warrant adverse classification but possess weaknesses are designated “Special Mention.” According to OTS guidelines, Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. At June 30, 2002, $8.3 million of assets were graded as Special Mention, compared to $8.2 million at June 30, 2001.

All classified assets have been considered in connection with the Company’s overall assessment of the adequacy of its allowance for loan losses; however, there can be no assurance that the Company will not establish additional loss provisions for these assets in the future. See “—Allowances for Loan and Real Estate Losses.”

Nonperforming Assets and Restructured Loans

After 60 days, the Company ceases the accrual of interest on loans and any previously accrued interest is reversed. In addition, the Company may restructure a loan due to the debtor’s financial difficulty and grant a concession which the Company would not have otherwise considered. REO is recorded at fair value less estimated costs of disposition.

The following table sets forth information regarding nonaccrual loans, troubled debt restructured loans and REO. There were no accruing loans past due 60 days or more for any of the periods presented below.

	At June 30,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Real estate loans:
One-to-four family	$2,575	$2,440	$1,356	$3,062	$2,779
Multifamily	766	707	526	—	2,257
Commercial and land	907	—	1,707	1,752	1,912
Other:
Consumer loans	23	35	—	170	—

Total nonaccrual loans(1)	4,271	3,182	3,589	4,984	6,948
Troubled debt restructured loans	—	—	211	218	223

Total nonperforming loans	4,271	3,182	3,800	5,202	7,171
Real estate acquired through foreclosure	18	6	639	2,340	2,678

Total nonperforming assets	$4,289	$3,188	$4,439	$7,542	$9,849

Ratios:
Net charge-offs to average loans	—%	—%	0.01%	0.15%	0.18%
Total allowance for loan losses as a percentage of gross loans	0.92	0.98	0.99	1.02	1.12
Total allowance for loan losses as a percentage of total nonperforming loans(2)	260.62	343.90	267.39	166.94	110.93
Total allowance as a percentage of total nonperforming assets(3)	259.52	343.26	228.90	115.14	82.55
Total nonaccrual loans as a percentage of gross loans(1)	0.35	0.29	0.35	0.58	0.98
Nonperforming loans as a percentage of gross loans(2)	0.35	0.29	0.37	0.61	1.01
Nonperforming assets as a percentage of total assets(4)	0.29	0.24	0.37	0.74	1.11

(1)	Nonaccrual loans are net of specific allowances of $81,000, $0, $0, $68,000 and $945,000 for the years ended June 30, 2002, 2001, 2000, 1999 and 1998 respectively.
(2)	Nonperforming loans include nonaccrual and troubled debt restructured loans. Gross loans include loans held for sale.
(3)	Total allowance includes loan and REO valuation allowances.
(4)	Nonperforming assets include nonperforming loans and REO.

The gross amount of interest income on nonaccrual loans that would have been recorded during the years ended June 30, 2002, 2001 and 2000 if the nonaccrual loans had been current in accordance with their original terms was $299,000, $264,000 and $312,000, respectively. For the years ended June 30, 2002, 2001 and 2000, $144,000, $152,000, and $247,000, respectively, was actually earned on nonaccrual loans and is included in interest income on loans in the consolidated statements of operations for such years included in this report. Interest income earned on nonaccrual loans is generally recorded utilizing the cash-basis method of accounting. See “Financial Statements and Supplementary Data.”

Impaired Loans

A loan is considered impaired when, based on current circumstances and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Creditors are required to measure impairment of a loan based on any one of the following: (i) the present value of expected future cash flows from the loan discounted at the loan’s effective interest rate, (ii) an observable market price, or (iii) the fair value of the loan’s underlying collateral. The Company measures impairment based on the fair value of the loan’s underlying collateral property. Impaired loans exclude large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include one-to-four family loans with principal balances of less than $300,000, real estate loans on commercial properties with balances of less than $500,000 and multifamily loans with balances of less than $750,000.

Factors considered as part of the periodic loan review process to determine whether a loan is impaired, as defined under SFAS 114 and as amended by SFAS 118, address both the amount the Company believes is probable that it will collect and the timing of such collection. As part of the Company’s loan review process, the Company considers such factors as the ability of the borrower to continue to meet the debt service requirements, assessments of other sources of repayment, the fair value of any collateral and the Company’s prior history in dealing with the particular type of loan involved. In evaluating whether a loan is considered impaired, insignificant delays (less than twelve months) in the absence of other facts and circumstances would not alone lead to the conclusion that a loan was impaired.

At June 30, 2002 and 2001, the Company had a gross investment in impaired loans of $328,000 and $874,000, respectively. During the years ended June 30, 2002 and 2001, the Company’s average investment in impaired loans was $514,000 and $1.3 million, respectively, and for the years then ended, interest income on such loans totaled $37,000 and $104,000, respectively. Interest income on impaired loans which are performing is generally recorded in accordance with the policy for non-accrual loans. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. At June 30, 2002 and 2001, all impaired loans were performing in accordance with their contractual terms.

The Company recognizes impairment on troubled collateral dependent loans by creating a specific valuation allowance. Generally, the loans for which a specific valuation allowance was established are in the process of collection. At such time that these loans are deemed either partially or fully uncollectible, the specific valuation allowance is charged-off.

Impaired loans at June 30, 2002 include $328,000 of loans for which specific valuation allowances of $81,000 had been established. At June 30, 2001, the Company had $874,000 of impaired loans for which specific valuation allowances of $172,000 had been established. All such provisions for losses and related recoveries are recorded as part of the total allowance for loan losses.

Allowances for Loan and Real Estate Losses

The Company maintains valuation allowances for losses on loans and real estate that the Company’s management believes to be inherent in those portfolios. The Company’s management evaluates the adequacy of the level of the loss allowance quarterly as a function of its internal asset review process.

The Company’s Internal Asset Review Committee meets monthly to review and determine asset classifications and to recommend any changes to the asset valuation allowance. This committee is comprised of the Senior Loan Servicing Officer (Chairperson), Chief Executive Officer, Chief Financial Officer, Senior Residential Lending Officer, Senior Capital Markets Officer, Senior Income Property

Lending Officer, Assistant Treasurer and Controller. The Internal Auditors of the Company also attend the meeting. The Chairperson of the Internal Asset Review Committee prepares reports for the Board of Directors’ Loan Committee regarding asset quality and the adequacy of valuation allowances.

The Company’s management considers various factors when assessing the adequacy of the allowance for loan losses, including risk characteristics inherent in the collateral types, asset classifications, estimated collateral values, local and national economic conditions, historical loan loss experience, and the Company’s underwriting policies.

The Company’s internal asset review system and loss allowance methodology are designed to provide for timely identification of problem assets and recognition of losses. The current asset monitoring process includes the use of asset classification to segregate the assets, primarily real estate loans, into types of loans. Currently, loan type classifications include one-to-four family loans, multifamily loans, commercial and land loans, and other loans.

The allowance for loan losses consists of three elements: (i) specific valuation allowances, (ii) general valuation allowances based on historical loan loss experience and current trends, and (iii) adjustments to general valuation allowances based on general economic conditions and other risk factors in the Company’s individual markets.

Specific Valuation Allowances.  A specific valuation allowance for losses on a loan is established when management determines the loan to be impaired and the loss can be reasonably estimated. Generally, the Company’s loans are collateral dependent, therefore, specific reserves would be established based upon the value of the underlying collateral. To comply with this policy, management has established a monitoring system that requires an annual review of real estate loans on commercial properties with balances in excess of $500,000 and for multifamily loans in excess of $750,000. Not all loans are reviewed annually. In addition, all assets considered to be adversely classified or criticized are reviewed monthly for impairment. The annual review process requires an analysis of current operating statements, an evaluation of the property’s current and past performance, an evaluation of the borrower’s ability to repay, and an evaluation of the overall condition of the collateral. Based upon the results of the review, a new appraisal may be required.

General Valuation Allowances.  These allowances relate to assets with no well-defined deficiencies or weaknesses (i.e., assets are not impaired) and take into consideration losses that are inherent within the portfolio but have not yet been realized. General valuation allowances are determined by applying factors that include the mix of loan products within the portfolio, any change in underwriting standards, past loss experience and general economic conditions and other risk factors. Past loss experience within homogeneous loan categories is analyzed at least annually. The Company may revise general valuation allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan category.

General Economic Conditions and Other Risk Factors.  The Company considers general economic conditions and other risk factors when setting valuation allowances. These factors are based on local marketplace conditions and/or events that could affect loan repayment. The assessment of general economic conditions inherently involves a higher degree of uncertainty as it requires management to anticipate the impact that economic trends, legislative actions or other unique market and/or portfolio issues have on estimated credit losses. For example, in assessing economic risks in the marketplace, management considers local unemployment trends, expansion and contraction plans of major employers, and other similar indicators. Consideration of other risk factors typically includes recent loss experience in specific portfolio segments, trends in loan quality, concentrations of credit risk together with any internal administrative risk factors. These risk factors are reviewed by management and are revised as conditions dictate.

The Company has increased its commercial and industrial real estate loan portfolio in recent years to a level of 21.85% of total gross loans at June 30, 2002, compared to 21.55% and 19.13% of total gross loans at June 30, 2001 and 2000, respectively. Both because the size of the commercial real estate loan portfolio has increased and most of the loans comprising the portfolio were originated within the last five fiscal years, the Company’s past loss experience with respect to its commercial real estate loan portfolio may not be representative of the risk of loss in such portfolio in the future. Multifamily and commercial real estate loans are generally considered to involve a higher degree of credit risk and to be more vulnerable to adverse conditions in the real estate market and to deteriorating economic conditions, particularly changes in interest rates, than one-to-four family residential mortgage loans. As a result of the potentially higher risk of these loans, a higher level of general allowance for loan losses has been allocated to the multifamily and commercial real estate portfolios. These loans typically involve higher loan principal amounts and the repayment of such loans generally depends on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. In addition, multifamily and commercial real estate values tend to be more cyclical and, while the southern California real estate market remained strong in fiscal 2002, although there are signs of weakness in certain segments of the California real estate market, recessionary economic conditions of the type that prevailed in prior years in the Company’s lending market area tend to result in higher vacancy and reduced rental rates and net operating incomes from multifamily and commercial real estate properties.

The Company recorded a provision of $200,000 for loan losses for the year ended June 30, 2002, compared to $800,000, $1.6 million, $1.7 million and $1.5 million for the years ended June 30, 2001, 2000, 1999, and 1998, respectively. The decrease in the provision for fiscal 2002 compared to fiscal 2001 is primarily the result of lower loan growth than in prior years; however, the amount provided was deemed necessary due to the increase in the loan portfolio during fiscal 2002. The provision in fiscal 2000, fiscal 1999 and fiscal 1998 was comparable due to similar loan growth compared to prior years.

Although the Company believes that the allowance for loan losses at June 30, 2002 is adequate, there can be no assurance that the Company will not have to establish additional loan loss provisions based upon future events. The Company will continue to monitor and modify its allowances for loan losses as conditions dictate. In addition, the OTS and the FDIC, as an integral part of their examination process, periodically review the Company’s valuation allowance. These agencies may require the Company to establish additional allowances, based on their judgments of the information available at the time of the examination. See “Regulation and Supervision—Classification of Assets.”

The policy for loans secured by real estate, which comprise the bulk of the Company’s portfolio, is to establish an allowance for loan losses in accordance with the Company’s asset classification process, based on generally accepted accounting principles (“GAAP”). It has generally been the practice of the Company to “charge-off” losses, including any specific valuation allowances, after acquiring title to a property securing the loan. Prior to acquiring title to REO, losses are recognized through the establishment of valuation allowances. It is the Company’s general policy to obtain appraisals from real estate broker price opinions or other relevant valuation sources on the underlying property for loans over $500,000 that are 180 days or more past due. If the loan amount is under $500,000, appraisals are obtained at the time of foreclosure. It is the policy of the Company to obtain an appraisal on all REO upon acquisition by the Company.

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

The following table sets forth activity in the Company’s total allowance for loan losses and allowance for losses on REO.

	At or For the Year Ended June 30,
	2002	2001	2000	1999	1998
	(In thousands)
Allowance for loan losses:
Balance at beginning of year	$10,943	$10,161	$8,684	$7,955	$7,772
Provision for loan losses	200	800	1,600	1,700	1,450
Allowance of portfolios acquired	—	—	—	164	—
Charge-offs:
One-to-four family	(11)	—	(125)	(189)	(428)
Multifamily	—	—	—	(945)	(839)
Non-mortgage	(1)	(18)	(14)	(1)	—
Recoveries(1)	—	—	16	—	—

Subtotal charge-offs, net	(12)	(18)	(123)	(1,135)	(1,267)

Balance at end of year	$11,131	$10,943	$10,161	$8,684	$7,955

(1)	In 2000, recoveries were on multifamily loans.

The following table sets forth the Company’s allowance for loan losses to total allowance and the percentage of loans to total loans in each of the categories listed.

	At June 30,
	2002(1)			2001(1)			2000(1)
	Amount	Percentage of Allowance to Total Allowance	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Percentage of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family	$1,220	10.96%	26.90%	$1,443	13.18%	28.01%	$2,392	23.54%	30.73%
Multifamily	5,715	51.34	50.13	5,883	53.76	49.47	4,903	48.25	49.20
Commercial and land	3,841	34.51	22.08	3,475	31.76	21.71	2,621	25.80	19.27
Other	165	1.48	0.89	142	1.30	0.81	103	1.01	0.80
Unallocated	190	1.71	N/A	—	—	N/A	142	1.40	N/A

Total allowance for loan losses	$11,131	100.00%	100.00%	$10,943	100.00%	100.00%	$10,161	100.00%	100.00%

				At June 30,
				1999(1)			1998(1)
				Amount	Percentage of Allowance to Total Allowance	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Percentage of Loans in Each Category to Total Loans
				(Dollars in thousands)
One-to-four family				$2,371	27.30%	36.65%	$1,421	17.86%	39.26%
Multifamily				4,216	48.55	45.93	3,556	44.70	48.72
Commercial and land				1,892	21.79	16.52	1,337	16.81	10.97
Other				98	1.13	.09	38	0.48	1.05
Unallocated				107	1.23	N/A	1,603	20.15	N/A

Total allowance for loan losses				$8,684	100.00%	100.00%	$7,955	100.00%	100.00%

(1)	In fiscal 2002, 2001, 2000, 1999, and 1998, total specific allowances amounted to $81,000, $172,000, $521,000, $465,000, and $1.7 million, respectively.

In fiscal 1999, the Company began purchasing one-to-four family loans outside the State of California. The Company increased the allocation of the general allowance for this category of loans as compared to fiscal 1998 as a result of purchasing loans outside of its primary geographic lending area which are serviced by others. The allocation of the general allowance related to one-to-four family loans remained consistent from fiscal 1999 to fiscal 2000 as loan growth in the one-to-four family loan category was comparable. The Company re-evaluated its allocation of general allowance within this category in fiscal 2001. The allocation was reduced from fiscal 2000 to fiscal 2001 as the Company experienced continued seasoning of the one-to-four family loan portfolio with minor new production during fiscal 2001, continued paydowns and no charge-offs in the two years subsequent to the fiscal 1999 purchase of the loan portfolio, and an overall increase in single family real estate prices during fiscal 2001. The allocation of the general allowance for one-to-four family loans was further reduced in fiscal 2002. The Company experienced the further seasoning of the fiscal 1999 out-of-state loan purchase, with one charge-off of $11,000 in the three years subsequent to the acquisition, continued paydowns and increased single family real estate prices during fiscal 2002.

The allocation of the general allowance decreased for the multifamily category from fiscal 2001 to fiscal 2002. The decrease was due to the strong demand for multifamily housing in southern California, as well as increased property values. The allocation of the general allowance remained constant for the commercial loan category from fiscal 2001 to fiscal 2002. Although there are signs of weakness in the national and certain California commercial real estate loan markets, to date, the Company’s commercial real estate loan portfolio has not demonstrated such weaknesses. Management continues to closely monitor its commercial real estate loan portfolio and is poised to take appropriate action as warranted by current economic conditions. The allocation of the general allowance increased for the multifamily and commercial loan categories from fiscal 2000 to fiscal 2001. The increase was due to loan growth experienced by the Company in fiscal 2001 as compared to fiscal 2000. The allocation of the general allowance from fiscal 1999 to fiscal 2000 for these two loan categories remained comparable due to consistent loan growth year over year.

Investment Activities

Federally chartered savings associations such as the Bank have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, a federally chartered savings institution such as the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See “—Regulation and Supervision—Required Liquidity.” The Bank currently manages liquid assets at the minimum level required under OTS requirements in an effort to maximize overall yield on its investment portfolio.

The investment policy of the Company attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company’s lending activities. Specifically, the Company’s policy generally limits investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment-grade. The Company’s policy authorizes investment in marketable equity securities meeting the Company’s guidelines. The policy requires that all investment purchases be ratified by the Board of Directors of the Company. At June 30, 2002, the Company had federal funds sold and other short-term investments and investment securities in the aggregate amount of $97.9 million with a fair value of $97.1 million.

The following table sets forth certain information regarding the amortized cost and fair values of the Company’s federal funds sold and other short-term investments and investment securities portfolio at the dates indicated:

	At June 30,
	2002		2001		2000
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Federal funds sold and other short- term investments	$3,500	$3,500	$900	$900	$3,900	$3,900

Investment securities:
Held to maturity:
U.S. government and federal agency obligations	$12,273	$12,321	$13,252	$13,306	$21,863	$20,780
Corporate Debt Securities	2,000	1,995	—	—	—	—

Total held to maturity	$14,273	$14,316	$13,252	$13,306	$21,863	$20,780

Available for sale:
FNMA/FHLMC preferred stock	$31,377	$30,450	$22,500	$22,544	$9,500	$9,498
Mutual funds	48,745	48,784	3,008	3,005	—	—

Total available for sale	$80,122	$79,234	$25,508	$25,549	$9,500	$9,498

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Company’s federal funds sold and other short-term investments and investment securities as of June 30, 2002.

	At June 30, 2002
	One Year or Less		More than One Year to Five Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Federal funds sold and other short-term investments	$3,500	1.63%	$—	—%	$—	—%	$3,500	1.63%

Investment securities:
Held to maturity:
U.S. government and federal agency obligations	$—	—%	$6,949	5.40%	$5,324	4.78%	$12,273	4.93%
Corporate Debt Securities	—	—	—	—	2,000	4.20	2,000	4.20

Total held to maturity	$—	—%	$6,949	5.40%	$7,324	4.63%	$14,273	4.83%

Available for sale:
FNMA/FHLMC preferred stock	$—	—%	$—	—%	$31,377	6.87%	$31,377	6.87%
Mutual funds	48,745	3.45	—	—	—	—	48,745	3.45

Total available for sale	$48,745	3.45%	$—	—%	$31,377	6.87%	$80,122	4.79%

Sources of Funds

General.  Deposits, FHLB advances, securities sold under agreements to repurchase, loan repayments and prepayments, and proceeds from sales of loans are the primary sources of the Company’s funds for use in lending, investing and for other general purposes.

Deposits.  The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company’s deposits consist of passbook savings, checking accounts, money market accounts and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company’s deposits are obtained predominantly from the areas in which its branch offices are located. The Company relies primarily on customer service and relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company’s ability to attract and retain deposits. The Company does not currently use brokers to obtain deposits. During the second quarter of fiscal 2000, the Bank purchased a retail branch office and $45.9 million of deposits from another financial institution. The bank opened four in-store Wal-Mart branches in calendar year 2000, two in-store branches in the first six months of calendar year 2001, and an additional four in-store Wal-Mart branches in the first six months of calendar year 2002. For the year ended June 30, 2002, the Wal-Mart in-store branch growth of $48.1 million represents 51.50% of the total deposit growth for the year. In addition, while the vast majority of the Bank’s deposits are retail in nature, the Bank accepted $55.0 million in time deposits from a political subdivision during fiscal 2000 and an additional $10.0 million in fiscal 2001. During fiscal 2002, the Bank’s $65.0 million in time deposits had come due and payable at various periods throughout the year and terms were renegotiated and reset at current market rates. The Bank considers these funds to be wholesale deposits and an alternative borrowing source rather than a customer relationship and their levels are determined by management’s decision as to the most economic funding sources. Management continually monitors the Company’s certificate accounts and historically the Company has retained a large portion of such accounts upon maturity. See “MD&A—Capital Resources and Liquidity—Sources of Funds and Liquidity.”

The following table presents the deposit activity of the Company for the periods indicated:

	For the Year Ended June 30,
	2002	2001	2000
	(Dollars in thousands)
Deposits	$1,706,772	$1,450,952	$1,275,207
Withdrawals	(1,644,358)	(1,366,955)	(1,178,499)

Net deposits	62,414	83,997	96,708
Interest credited on deposits	30,977	24,108	33,682

Total increase in deposits	$93,391	$108,105	$130,390

The following table presents the amount and weighted average rate of time deposits equal to or greater than $100,000 at June 30, 2002:

	For the Year Ended June 30, 2002
Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$68,133	2.68%
Over three through six months	77,934	2.22
Over six through 12 months	25,824	3.20
Over 12 months	58,191	4.61

Total	$230,082	3.07%

The following table sets forth the average balance, the distribution of the Company’s average deposit accounts for the periods indicated and the weighted average interest rate on each category of deposits presented:

	For the Year Ended June 30,
	2002			2001			2000
	Average Balance	Percentage of Total Average Deposits	Weighted Average Interest Rate	Average Balance	Percentage of Total Average Deposits	Weighted Average Interest Rate	Average Balance	Percentage of Total Average Deposits	Weighted Average Interest Rate
	(Dollars in thousands)
Money market deposits	$183,662	18.82%	2.38%	$139,984	16.35%	4.10%	$163,017	22.25%	4.33%
Passbook deposits	27,632	2.83	1.23	22,780	2.66	1.98	21,324	2.91	1.97
NOW and other demand deposits	64,163	6.58	0.91	50,176	5.86	1.38	44,497	6.07	1.42
Non-interest bearing deposits	19,998	2.05	—	16,071	1.88	—	14,484	1.98	—

Total	295,455	30.28		229,011	26.75		243,322	33.21

Certificate accounts:
Three months or less	236,122	24.18	4.09	194,825	22.75	5.84	114,463	15.62	5.01
Over three through six months	195,710	20.06	3.48	213,088	24.88	5.69	115,463	15.76	5.24
Over six through twelve months	121,655	12.47	3.99	172,429	20.14	5.90	159,648	21.79	5.43
Over one to three years	96,685	9.91	4.65	34,347	4.01	5.74	92,458	12.62	5.67
Over three to five years	30,207	3.10	5.43	12,449	1.45	6.04	7,338	1.00	5.48
Over five to ten years	—	—	—	5	—	—	—	—	—
Over ten years	12	—	3.98	149	0.02	5.24	44	—	5.33

Total certificates	680,391	69.72	4.04	627,292	73.25	5.80	489,414	66.79	5.33

Total deposits	$975,846	100.00%	3.36	$856,303	100.00%	5.05	$732,736	100.00%	4.67

The following table presents, by various interest rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to contractual maturity of the certificate accounts outstanding at June 30, 2002:

	At June 30,			Certificate Amounts Maturing in the Year Ending June 30,
	2000	2001	2002	2003	2004	2005	2006	2007 and Thereafter	Total
	(In thousands)
Certificate accounts:
0 to 2.000%	$—	$—	$186,880	$186,839	$18	$13	$—	$10	$186,880
2.001 to 3.000%	—	—	141,101	136,855	4,426	—	—	—	141,101
3.001 to 4.000%	4,841	66,507	116,181	63,337	51,903	941	—	—	116,181
4.001 to 5.000%	46,406	225,575	137,085	60,191	36,093	23,501	4,513	12,787	137,085
5.001 to 6.000%	332,621	220,118	57,944	9,631	11,050	4,521	673	32,069	57,944
6.001 to 7.000%	191,638	152,699	15,391	4,563	597	7,059	3,172	—	15,391
7.001 to 8.000%	22	—	—	—	—	—	—	—	—

Total	$575,528	$664,899	$654,582	$461,416	$103,907	$36,035	$8,358	$44,866	$654,582

Borrowings.  From time to time, the Company has obtained advances from the FHLB and may do so in the future as an alternative to retail deposit funds. FHLB advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These advances are collateralized by the capital stock of the FHLB held by the Company and certain of the Company’s mortgage loans. See “—Regulation and Supervision—Federal Home Loan Bank System.” Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Company, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. During fiscal 2002, the Company periodically borrowed advances to provide needed liquidity and to supplement retail deposit gathering activity. See “MD&A—Capital Resources and Liquidity—Sources of Funds and Liquidity.” At June 30, 2002, the Company had $330.7 million in outstanding advances from the FHLB. During fiscal 2002, the maximum amount of FHLB advances that the Company had outstanding at any month-end was $330.7 million.

The following table sets forth certain information regarding the Company’s borrowed funds at or for the periods ended on the dates indicated:

	At or For the Year Ended June 30,
	2002	2001	2000
	(Dollars in thousands)
FHLB advances:
Average balance outstanding	$278,364	$290,408	$252,284
Maximum amount outstanding at any month-end during the period	$330,700	$318,150	$312,139
Balance outstanding at end of period	$330,700	$276,150	$290,250
Weighted average interest rate during the period	5.54%	6.12%	5.82%
Weighted average interest rate at end of period	4.61%	5.89%	6.30%

For information regarding securities sold under agreements to repurchase, loan repayments and prepayments and proceeds from loan sales as sources of funds for the Company, see “MD&A—Capital Resources and Liquidity—Sources of Funds and Liquidity.”

Subsidiary Activities

QCFC, a wholly owned subsidiary of the Bank, is currently engaged, on an agency basis, in the sale of mutual funds and annuity products primarily to the Bank’s customers and members of the local community, and as a trustee of the Bank’s deeds of trust. In the past, QCFC has been involved in real estate development projects. The Bank does not currently anticipate engaging in any real estate development projects through QCFC or otherwise in the immediate future. As of June 30, 2002, and for the year then ended, QCFC had $281,000 in total assets and net income of $69,000.

Competition

Savings associations face strong competition both in attracting deposits and making real estate loans. The Company’s most direct competition for deposits has historically come from other savings associations and from commercial banks located in its principal market areas of Los Angeles and Orange Counties in California, including many large financial institutions which have greater financial and marketing resources available to them. In addition, particularly during times of high interest rates, the Company has faced significant competition for investors’ funds from short-term money market securities and other corporate and government securities and mutual funds which invest in such securities. Periods of low interest rates have made the attraction and retention of deposits difficult as savers seek higher rates of return in alternative investments. The ability of the Company to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. Management considers the Company’s reputation for financial strength and quality service provided to customers through its branch network to be a competitive advantage in attracting and retaining savings deposits.

The Company experiences strong competition for real estate loans principally from other savings associations, commercial banks and mortgage banking companies. It competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides to borrowers. Management considers the Company’s focus in multifamily and low-to-moderate income lending in the Los Angeles area to be a competitive advantage. Competition may increase as a result of the continuing reduction in restrictions on the interstate operations of financial institutions.

Under legislation adopted by Congress in 1994, bank holding companies based in any state generally are allowed to acquire banks in California and banks based in any state generally are allowed to acquire by merger banks based in California. Under OTS regulations, federal savings associations have been generally able to branch nationwide as long as the association’s assets attributable to each state outside of its home state in which it operates branches are predominantly housing-related assets. The increased authority of bank holding companies and banks to engage in interstate banking will allow them to compete more effectively with savings associations.

Personnel

As of June 30, 2002, the Bank had 203 full-time employees and 57 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Federal Taxation

General.  The Company reports its income for tax purposes using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company.

Tax Bad Debt Reserve.  Prior to 1996, savings institutions such as the Bank which meet certain definitional tests primarily relating to their assets and the nature of their business (“qualifying thrifts”) were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions, within specified formula limits, were deducted in arriving at their taxable income. The Bank’s deduction with respect to “qualifying loans,” generally loans secured by certain interests in real property, was computed using the Bank’s actual loss experience, or 8% of the Bank’s taxable income. Use of the percentage of taxable income method of calculating its deductible addition to its loss reserve had the effect of reducing the maximum marginal rate of federal tax on the Bank’s income to 32.20%, exclusive of any minimum or environmental tax, as compared to the general maximum corporate federal income tax rate of 35%.

Pursuant to certain provisions appended to the Small Business Job Protection Act signed into law in August 1996 (the “Act”), the above-described bad debt deduction rules available to thrifts such as the Bank have been repealed. Under the Act, the Bank has changed its method of accounting for bad debts from the reserve method formerly permitted under section 593 of the Internal Revenue Code of 1986, as amended (the “Code”) to the “specific charge-off” method. Under the specific charge-off method, which is governed by section 166 of the Code and the regulations thereunder, tax deductions may be taken for bad debts only if loans become wholly or partially worthless. Although the Act generally requires that qualifying thrifts recapture (i.e., include in taxable income) over a six-year period a portion of their existing bad debt reserves equal to their “applicable excess reserves,” the Bank does not have applicable excess reserves subject to recapture. However, the Bank’s tax bad debt reserve balance of approximately $10.9 million as of June 30, 2002 will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to stockholders in excess of the Bank’s current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Bank. The Bank does not intend to make distributions to stockholders that would result in recapture of any portion of its bad debt reserve. Since management intends to use the reserve only for the purpose for which it was intended, a deferred tax liability of approximately $3.8 million has not been recorded.

Distributions.  To the extent that the Bank makes “non-dividend distributions” to stockholders that are considered to result in distributions from the tax bad debt reserve for losses on qualifying real property, then an amount based on the amount distributed will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s tax bad debt reserves. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank’s tax bad debt reserves and deducted for federal income tax purposes may create a tax liability for the Bank.

The amount of additional taxable income created from a distribution from the tax bad debt reserve is an amount that when reduced by the tax attributable to the income is equal to the amount of the distribution. The result is to tax distributions from the tax bad debt reserve at approximately 51%. See “—Regulation and Supervision—Savings and Loan Holding Company Regulation—Payment of Dividends and Other Capital Distributions by the Bank” and “Market for the Registrant’s Common Equity and Related Stockholder Matters” for limits on the payment of dividends of the Bank. The Bank does not intend to make distributions that would result in a recapture of any portion of its tax bad debt reserve.

The date of the Company’s last complete Internal Revenue Service (“IRS”) tax audit was December 1985. There is a three-year statute of limitations for federal tax filings. Tax years 1998 through 2002 are considered open tax years for IRS audit purposes.

Dividends Received Deduction and Other Matters.  The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return; provided, however, if the Company and the Bank own more than 20% of the stock of a corporation distributing a dividend, 80% of any dividends received may be deducted.

State and Local Taxation

State of California.  The California franchise tax rate applicable to the Company equals the franchise tax rate applicable to corporations generally plus an “in lieu” rate approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Bank); however, the total tax rate currently applicable to the Company cannot exceed 10.84% for the 2002 calendar year. Under California regulations, bad debt deductions are available in computing California franchise taxes using a three or six year weighted average loss experience method. The Company and its California subsidiary file California state franchise tax returns on a combined basis.

The date of the Company’s last examination by the California Franchise Tax Board was December 1997. There is a four-year statute of limitations for state tax filings. Tax years 1999 through 2002 are considered open for California Franchise Tax Board audit purposes.

Delaware Taxation.  As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Environmental Regulation

The Company’s business and properties are subject to federal and state laws and regulations governing environmental matters, including the regulation of hazardous substances and wastes. For example, under the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and similar state laws, owners and operators of contaminated properties may be liable for the costs of cleaning up hazardous substances without regard to whether such persons actually caused the contamination. Such laws may affect the Company as an owner or operator of properties used in its business, and through the Bank, as a secured lender of property that is found to contain hazardous substances or wastes.

Although CERCLA and similar state laws generally exempt holders of security interests, the exemption may not be available if a secured party engages in the management of its borrower or the securing property in a manner deemed beyond the protection of the secured party’s interest. Recent federal and state legislation, as well as guidance issued by the United States Environmental Protection Agency and a number of court decisions, have provided assurance to lenders regarding the activities they may undertake while remaining within CERCLA’s secured party exemption. However, these assurances are not absolute and generally will not protect a lender or fiduciary that participates or otherwise involves itself in the management of its borrower, particularly in foreclosure proceedings. As a result, CERCLA and similar state statutes may influence the Bank’s decision whether to foreclose on property that is found to be contaminated. The Bank has adopted environmental underwriting requirements for commercial real estate loans. The Bank’s general policy is to obtain an environmental assessment prior to foreclosure on commercial real estate. See “Business—General” and “—Lending Activities—Loan and MBS Portfolio Composition” regarding the recent and rapid expansion of the Bank’s commercial real estate loan portfolio. The existence of hazardous substances or wastes on commercial real estate properties could cause the Bank to elect not to foreclose on the property, thereby limiting, and in some instances precluding, the Bank from realizing on the related loan. Should the Bank foreclose on property containing hazardous substances or wastes, the Bank would become subject to other environmental statutes, regulations and common law relating to matters such as, but not limited to, asbestos abatement, lead-based paint abatement, hazardous substance investigation and remediation, air emissions, wastewater discharges, hazardous waste management and third party claims for personal injury and property damage.

Regulation and Supervision

General

The Bank is a federally chartered savings association, a member of the FHLB of San Francisco, and is subject to regulation by the OTS and the FDIC. The Bank’s deposits are insured by the FDIC through the SAIF, up to applicable limits. As a result of its ownership of the Bank, the Company is a savings and loan holding company subject to regulation by the OTS. As described in more detail below, statutes and regulations applicable to the Bank govern such matters as the investments and activities in which the Bank can engage; the amount of capital the Bank must hold; mergers and changes of control; establishment and closing of branch offices; and dividends payable by the Bank. Statutes and regulations applicable to the Company govern such matters as changes of control of the Company and transactions between the Bank and the Company.

The Company and the Bank are subject to the examination, supervision and reporting requirements of the OTS, their primary federal regulator, including a requirement for the Bank of at least one full scope, on-site examination every year. The Director of the OTS is authorized to impose assessments on the Bank to fund OTS operations, including the cost of examinations. The Bank is also subject to examination, when deemed necessary, and supervision by the FDIC, and the FDIC has “back-up” authority to take enforcement action against the Bank if the OTS fails to take such action after a recommendation by the FDIC. The FDIC may impose assessments on the Bank to cover the cost of FDIC examinations. The FDIC is no longer able to conduct separate examinations of the Bank except in exigent circumstances. In addition, the Bank is subject to regulation by the FRB with respect to certain aspects of its business.

The descriptions set forth below and elsewhere in this document of the statutes and regulations that are applicable to the Company do not purport to be a complete description of such statutes and regulations and their effects on the Company, or to identify every statute and regulation that may apply to the Company. The following description of statutory and regulatory provisions and proposals is qualified in its entirety by reference to the particular statutory or regulatory provision or proposal.

New and Expected Federal Legislation and Regulations

The PATRIOT Act.  On July 23, 2002, OTS and the other banking agencies issued a joint notice of proposed rulemaking to implement Section 326 of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “PATRIOT Act”). The deadline for submitting written comments to the OTS was September 6, 2002. Under the PATRIOT Act, banking agencies must promulgate regulations that, at minimum, require financial institutions, including the Bank, to implement reasonable procedures to (i) verify the identity of any persons seeking to open an account, to the extent reasonable and practicable; (ii) maintain records of the information used to verify the person’s identity, including name, address, and other identifying information; and (iii) determine whether such person appears on any list of suspected or known terrorists provided by any government agency. The information collected under Section 326 of the PATRIOT Act is intended to facilitate in the government’s (i) prosecution of criminal, tax, or regulatory investigations and/or proceedings; (ii) conduct of intelligence or counterintelligence activities; and (iii) activities to protect against international terrorism.

A bank disclosing information in response to an apparently lawful request by a government body has been sued by affected customers, on the grounds that the disclosure violated one or more consumer information privacy laws. See Flowers v. First Hawaiian Bank, 295 F.3d 966 (9th Cir. 2002). At this time, it is impossible to determine how the PATRIOT Act, regulations promulgated thereunder and the privacy law applicable to financial institutions will be applied and how courts will interpret the varying and potentially inconsistent statutory provisions. Consequently, it is impossible to determine what impact, if any, the PATRIOT Act and implementing regulations will have on the Company or the Bank. See “—Privacy” for a discussion of privacy law and regulations applicable to the Company and the Bank.

The Financial Services Regulatory Relief Act of 2002.  The Financial Services Regulatory Relief Act of 2002 (the “Relief Act”) is currently pending in Congress. Specifically, the bill would (i) give thrift institutions parity with banks with respect to investment advisors and broker dealer registration requirements; (ii) give thrifts the same authority as national banks and state member banks to make investments designed to promote the public welfare; (iii) give thrifts the authority to merge with one or more of their nonthrift affiliates; (iv) eliminate the requirement that a thrift notify the OTS thirty days prior to declaring a dividend; (v) conform the treatment of trusts that own thrifts with the treatment of trusts that own banks; (vi) eliminate the cap on the value of purchased mortgage servicing rights; and (vii) restate statutory authority for thrifts to invest in small business investment companies. In addition, the Relief Act also contains a number of other nonthrift-specific provisions designed to increase the efficiency of financial institutions. For example, the Relief Act gives the federal banking agencies the discretion to adjust the examination cycle of insured depository institutions to ensure that examiner resources are used in the most efficient manner. At this time, it is impossible to determine how the Relief Act, if enacted in its present form, or any regulations promulgated thereunder, might impact the Company or the Bank.

Activities Restrictions

Qualified Thrift Lender Test.  The qualified thrift lender (“QTL”) test requires that, in at least nine out of every twelve months, at least 65% of a savings bank’s “portfolio assets” must be invested in a limited list of “qualified thrift investments,” primarily investments related to housing loans and certain other assets. If the Bank fails to satisfy the QTL test and does not requalify as a QTL within one year, the Company must register and be regulated as a bank holding company, and the Bank must either convert to a commercial bank charter or become subject to restrictions on branching, business activities and dividends as if it were a national bank. At June 30, 2002, approximately 81.77% of the Bank’s portfolio assets constituted qualified thrift investments and the Bank met the QTL test each month in fiscal 2002.

Investment and Loan Limits.  In general, federal savings institutions such as the Bank may not invest directly in equity securities, debt securities that are not rated investment grade, or real estate, other than real estate used for the institution’s offices and related facilities. Direct equity investment in FNMA and FHLMC preferred stocks is allowed under Section 5 of the Home Owners’ Loan Act (“HOLA”). Indirect equity investment in real estate through a subsidiary is permissible, but subject to limitations based on the amount of the institution’s assets, and the institution’s investment in such a subsidiary must be deducted from regulatory capital in full.

Loans by a savings institution to a single borrower are generally limited to 15% of the institution’s “unimpaired capital and unimpaired surplus,” which is similar but not identical to total capital. Aggregate loans by the Bank that are secured by nonresidential real property are generally limited to 400% of the institution’s total capital. Commercial loans not secured by real property may not exceed 20% of the Bank’s total assets; provided, however, that amounts in excess of 10% of the Bank’s total assets are used only for small business loans. Consumer loans may not exceed 35% of the Bank’s total assets. At June 30, 2002, the Bank was in compliance with the above investment limitations.

Activities of Subsidiaries.  A savings institution seeking to establish a new subsidiary, acquire control of an existing company or conduct a new activity through an existing subsidiary must provide 30 days’ prior notice to the FDIC and OTS. A subsidiary of the Bank may be able to engage in activities that are not permissible for the Bank directly, if the OTS determines that such activities are reasonably related to the Bank’s business, but the Bank may be required to deduct its investment in such a subsidiary from capital. The OTS has the power to require a savings institution to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines to be a serious threat to the financial safety, soundness or stability of such savings institution or to be otherwise inconsistent with sound banking practices.

Safety and Soundness Standards.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required the OTS to prescribe for savings associations minimum acceptable operational and managerial standards, and standards for asset quality, earnings, and stock valuation. The standards cover internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and quality, earnings, and compensation, fees and benefits. Any institution that fails to meet the OTS regulations promulgated under the safety and soundness requirements must submit an acceptable plan for compliance or become subject to the ability of the OTS, in its discretion, to impose operational restrictions similar to those that would apply to a failure to meet minimum capital requirements as discussed below.

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

Deposit Insurance

Deposit Insurance Premium Assessments.  The FDIC has established a risk-based system for setting deposit insurance assessments on deposits. Currently, all of the Bank’s deposits are SAIF-insured. Under the risk-based assessment system, an institution’s insurance assessment will vary depending on the level of capital the institution holds and the degree to which it is the subject of supervisory concern to the FDIC. SAIF-assessed deposits are currently subject to insurance premiums between 0.0% and 0.27%. The Bank’s assessment rate was 0.0% as of June 30, 2002.

Also, the FDIC assesses SAIF member and BIF member institutions to fund interest payments on certain bonds issued by the Financing Corporation (“FICO debt”). Until December 31, 1999, BIF members were assessed at approximately one-fifth the rate at which SAIF members were assessed. After December 31, 1999, BIF and SAIF members are being assessed at the same rate of 0.0172% on deposits. Currently, all of the Bank’s deposits are SAIF-insured. See “Business—Federal Taxation” for a discussion of recent changes concerning bad debt deductions historically available to qualifying thrift institutions.

Currently, legislation is pending in Congress, which, if approved and signed by the President, would restructure federal deposit insurance. Specifically, this bill would (i) merge the SAIF and BIF deposit insurance funds; (ii) replace the present statutory 1.25% reserve ratio with a provision allowing the FDIC to set the reserve ratio, and to change it as conditions dictate, within a range of 1.15% to 1.40%, after seeking public comments; (iii) increase the “standard level” of coverage to $130,000 per depositor per institution and index future increases to inflation (adjusted every 5 years); (iv) provide the FDIC wide discretion to set assessment levels to maintain the required reserve ratio based upon statutory factors and standards; (v) authorize the FDIC to gather information not only from call reports and examinations, as at present, but also from a wide range of external sources in order to assess the risk of losses by institutions and to use that information in setting premiums; and (vi) permit the FDIC to rebate amounts above the maximum reserve ratio level to institutions, either in cash or through a credit against assessments. At this time, it is impossible to determine the provisions of any bill Congress may ultimately pass, whether the President will sign any such bill, or the impact of such bill on the Company or the Bank.

Regulatory Capital Requirements

The OTS’s capital regulations include three separate minimum capital requirements for the savings institution industry—a “tangible capital requirement,” a “leverage limit” (also referred to as the “core capital ratio”), and a “risk-based capital requirement.” These capital standards must be no less stringent than the capital standards applicable to national banks. In addition, the regulations, as written, require institutions whose exposure to interest rate risk is deemed to be above normal to deduct a portion of such exposure in calculating their risk-based capital requirements. OTS, however, delayed the implementation of this requirement in 1995 and, as noted below, has proposed eliminating it from the regulations. The OTS also has the authority, after giving the affected institution notice and an opportunity to respond, to establish individual minimum capital requirements (“IMCR”) for a savings institution which are higher than the industry minimum requirements, upon a determination that an IMCR is necessary or appropriate in light of the institution’s particular circumstances. Savings institutions that do not meet their capital requirements are subject to a number of sanctions similar to but less restrictive than the sanctions under the Prompt Corrective Action system described below, and to a requirement that the OTS be notified of any changes in the institution’s directors or senior executive officers.

The three industry minimum capital requirements are as follows:

Tangible Capital of at Least 1.5% of Adjusted Total Assets.  Tangible capital is composed of (i) an institution’s common stock, perpetual non-cumulative preferred stock and related earnings or surplus

(excluding unrealized gains and losses on securities classified as available-for-sale); (ii) certain nonwithdrawable accounts and pledged deposits; and (iii) the amount, if any, of equity investment by others in the institution’s subsidiaries, after deducting (a) the institution’s investments in, and extensions of credit to, subsidiaries engaged as principal in activities not permissible for national banks, net of any reserves established against such investments, and (b) certain non-qualifying intangible assets. Deferred tax assets whose realization depends on the institution’s future taxable income or on the institution’s tax planning strategies must also be deducted from tangible capital to the extent that such assets exceed the lesser of (i) 10% of core capital, or (ii) the amount of such assets that can be realized within one year, unless such assets were reportable as of December 31, 1992, in which case no deduction is required.

In general, adjusted total assets equal the institution’s consolidated total assets, minus any assets that are deducted in calculating the amount of capital. At June 30, 2002, the Bank’s ratio of tangible capital to adjusted total assets was 8.34%.

Core Capital of at Least 4% of Adjusted Total Assets.  Core capital consists of tangible capital plus (i) qualifying intangibles such as certain mortgage servicing rights and purchased credit card relationships, and (ii) any core deposit premium in existence on March 4, 1994 whose inclusion in core capital is grandfathered by the OTS. At June 30, 2002, the Bank’s core capital ratio was 8.34%.

Total Capital of at Least 8% of Risk-Weighted Assets.  Total capital includes both core capital and “supplementary” capital items deemed less permanent than core capital, such as subordinated debt and general loan loss allowances (subject to certain limits). At least half of total capital must consist of core capital. Risk-weighted assets are determined by multiplying each category of an institution’s assets, including certain assets sold with recourse and other off-balance sheet assets, by an assigned risk-weight based on the credit risk associated with those assets, and adding the resulting sums. The amount of risk-based capital, however, that may be required to be maintained by the institution for recourse assets cannot be greater than the total of the recourse liability. Generally, the four risk-weight categories include 0% for cash and government securities, 20% for certain high-quality investments, 50% for certain qualifying one-to-four family and multifamily mortgage loans and 100% for assets (including past-due loans and real estate owned) that do not qualify for preferential risk-weighting. At June 30, 2002, the Bank’s risk-based capital ratio was 13.50%, and accordingly the Bank exceeded all three of the industry minimum capital requirements.

FDICIA required the OTS and the federal bank regulatory agencies to revise their risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities. The regulations of the OTS and the other federal banking agencies provide that an institution may be required to hold risk-based capital in excess of regulatory minimums to the extent that it is determined either that (i) the institution has a high degree of exposure to interest rate risk, prepayment risk, credit risk, certain risks arising from nontraditional activities or similar risks, or a high proportion of off-balance sheet risk, or (ii) the institution is not adequately managing these risks. For this purpose, however, the agencies have stated that, in view of the statutory requirements relating to permitted lending and investment activities of savings institutions, the general concentration by such institutions in real estate lending activities would not, by itself, be deemed to constitute an exposure to concentration of credit risk that would require greater capital levels.

OTS issued a final rule, effective July 1, 2002, making the following several miscellaneous changes to its capital regulations: (i) certain one-to-four family residential first mortgage loans now qualify for a 50% risk-weight; (ii) a thrift no longer must deduct from total capital certain portions of a land loan or a nonresidential construction loan; (iii) the interest rate risk component of the risk-based capital regulations was eliminated; (iv) the definition of OECD-based country was modified; and

(v) certain other technical changes designed to conform OTS’s treatment of reserves for loan and lease losses to that of the other banking agencies were made. At this time, it is impossible to tell what impact, if any, this rulemaking will have on the Bank.

In addition, effective January 1, 2002, the OTS changed its regulatory capital standards to address the treatment of recourse obligations, residual interests and direct credit substitutes that expose thrifts primarily to credit risk. Specifically, this final rule amends the banking agencies’ regulatory capital standards to align more closely the risk-based capital treatment of recourse obligations and direct credit substitutes, to vary the capital requirements for positions in securitized transactions (and certain other credit exposures) according to their relative risk, and to require capital commensurate with the risks associated with residual interests. The Bank does not anticipate that this rule will have any adverse impact on the Bank.

Prompt Corrective Action Requirements

FDICIA required, and the OTS has established, five capital categories to implement a “prompt corrective action” system. These categories are: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”

An institution is treated as well capitalized if its risk-based capital ratio is at least 10.0%, its ratio of core capital to risk-weighted assets (the “Tier 1 risk-based capital ratio”) is at least 6.0%, its leverage ratio or core capital is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. At June 30, 2002, the Bank had a risk-based capital ratio of 13.50%, a Tier 1 risk-based capital ratio of 12.39%, and a core capital ratio of 8.34%, which qualified the Bank for the well-capitalized category. The Bank’s capital category under the prompt corrective action system may not be an accurate representation of the Bank’s overall financial condition or prospects.

An institution will be adequately capitalized if its risk-based capital ratio is at least 8.0%, its Tier 1 risk-based capital ratio is at least 4.0%, and its core capital ratio is at least 4.0% (3.0% if the institution receives the highest rating on the OTS CAMEL financial institution’s rating system). An institution whose capital does not meet the amounts required in order to be adequately capitalized will be treated as undercapitalized. If an undercapitalized institution’s capital ratios are less than 6.0%, 3.0%, or 3.0% respectively, it will be treated as significantly undercapitalized. Finally, an institution will be treated as critically undercapitalized if its ratio of “tangible equity” (core capital plus cumulative preferred stock minus intangible assets other than supervisory goodwill and purchased mortgage servicing rights) to adjusted total assets is equal to or less than 2.0%.

An institution that is categorized as undercapitalized or lower must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized, and the plan can be accepted only if the institution’s performance under the plan is guaranteed, up to a maximum of 5% of the institution’s assets, by every company that controls the institution. An institution that is undercapitalized is also subject to mandatory stringent limits on expansion and on the ability to make capital distributions, and is prohibited from accepting, renewing or rolling over brokered deposits and certain benefit plan deposits. In addition, an undercapitalized institution is subject to numerous other restrictions which the OTS may impose in its discretion, including restrictions on transactions with affiliates and interest rates, and to the ability of the OTS to order a sale of the institution, the replacement of directors and management, and the appointment of a conservator or receiver. A significantly undercapitalized institution is subject to additional sanctions and a critically undercapitalized institution generally must be placed into conservatorship or receivership.

Subprime Lending.  The federal banking regulatory agencies have issued joint interagency guidelines on “subprime lending.” Subprime lending refers to programs that target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, or bankruptcies. Such programs may also target borrowers with questionable repayment capacity evidenced by low credit scores or high debt-burden ratios.

In January 2001, the OTS, along with the other federal banking agencies, issued further guidelines to regulated financial entities that engage in subprime lending. These guidelines apply to institutions that have subprime lending programs equal to or exceeding 25% of their Tier 1 capital, or have subprime portfolios experiencing rapid growth or poor performance, are administered by inexperienced management, or have inadequate control mechanisms. At this time, the Bank does not have a subprime lending program. This guidance, however, may limit the Bank’s ability to engage in subprime lending in the future.

Enforcement

All depository institutions, including savings associations, and “institution affiliated parties” such as directors, officers, employees, agents and controlling stockholders of depository institutions, including holding companies, are subject to regulatory agency enforcement authority. An institution or institution affiliated party may be subject to a three-tier penalty regime that ranges from a maximum penalty of $5,000 per day for a simple violation to a maximum penalty of $1 million per day for certain knowing violations including the failure to submit, or submission of, incomplete, false or misleading reports. An institution affiliated party may also be subject to loss of voting rights with respect to the stock of depository institutions.

Savings and Loan Holding Company Regulation

Activities of the Company.  As a savings and loan holding company, the Company must file periodic reports with the OTS, and is subject to OTS examination. As a savings and loan holding company that acquired control of only one savings association prior to May 4, 1999, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. See “Regulation—Activities Restrictions—Qualified Thrift Lender Test” for a discussion of the QTL requirements. If the Bank ceases to be a QTL, or if the Company were to acquire another savings association and hold such association as a subsidiary separate from the Bank, the Company would be subject to extensive restrictions on the types of business activities in which it could engage. Such restrictions would limit the Company to specified finance-, real estate- and insurance-related activities.

HOLA prohibits a savings and loan holding company such as the Company, directly or indirectly, or through one or more subsidiaries, from (i) acquiring control of another savings institution or savings and loan holding company without prior written approval of the OTS; (ii) acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings institution or a non-subsidiary savings and loan holding company; or (iii) acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies such as the Company to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

On October 27, 2000, the OTS issued notice of a proposed rulemaking that, if adopted, will require some savings and loan holding companies to notify the OTS at least 30 days prior to undertaking certain significant business transactions. As it is proposed, the rule requires savings and loan holding companies to give OTS advance notice of: (i) the incurrence of debt, which when combined with all other transactions by the company and its subsidiaries other than the thrift during the previous 12 months, increases nonthrift liabilities by 5% or more, and nonthrift liabilities after the debt transaction equal 50% or more of the company’s consolidated core capital; (ii) any asset acquisition or series of asset acquisitions by the holding company or its subsidiaries during the previous 12 months that involves assets other than cash, cash equivalents and securities or other obligations guaranteed by the U.S. government and exceeds 15% of the holding company’s consolidated assets; and (iii) any transaction that, when combined with all transactions during the previous 12 months, reduces the company’s capital by 10% or more. These notice requirements do not, however, apply to any holding company with consolidated subsidiary thrift assets equal to less than 20% of the company’s total assets or with consolidated holding company capital of at least 10%.

The proposed regulation would also formalize OTS’s practices for reviewing the capital adequacy of savings and loan holding companies. Under this proposal, when considering the appropriate level of capital for a holding company, the OTS will consider: (i) the overall risk of the thrift and the consolidated entity; (ii) their tangible and equity capital; (iii) the holding company’s debt to capital ratio; (iv) the investments and activities funded by debt; (v) cash flows and earnings volatility; (vi) reliance on dividends from subsidiaries to service debt; and (vii) the thrift’s position in the holding company’s corporate structure.

The comment period for these proposed regulations expired on February 9, 2001 and, as of September 26, 2002, OTS has taken no further action. At this time, it is impossible to determine the provisions of any regulations the OTS may ultimately publish, or the impact of such regulations on the Company or the Bank. Because of the large number of comments received by the OTS regarding this proposal, the agency will issue another notice of proposed rulemaking on holding company supervision for further comment.

Affiliate and Insider Transactions.  The ability of the Company and its non-depository subsidiaries to deal with the Bank is limited by the affiliate transaction rules, including Sections 23A and 23B of the Federal Reserve Act which also govern BIF-insured banks. With very limited exceptions, these rules require that all transactions between the Bank and an affiliate must be on arms length terms. The term “affiliate” covers any company that controls or is under common control with the Bank, but does not include individuals and generally does not include the Bank’s subsidiaries.

Under Section 23A and Section 11 of HOLA, specific restrictions apply to transactions in which the Bank provides funding to its affiliates: the Bank may not purchase the securities of an affiliate; make a loan to any affiliate that is engaged in activities not permissible for a bank holding company; or acquire from an affiliate any asset that has been classified a nonaccrual loan, a restructured loan, or a loan that is more than 30 days past due. As to affiliates engaged in bank holding company-permissible activities, the aggregate of (i) loans, guarantees, and letters of credit provided by the savings bank for the benefit of any one affiliate, and (ii) purchases of assets by the savings bank from the affiliate, may not exceed 10% of the savings bank’s capital stock and surplus (20% for the aggregate of permissible transactions with all affiliates). All loans to affiliates must be secured by collateral equal to at least 100% of the amount of the loan (130% if the collateral consists of equity securities, leases or real property).

The Federal Reserve Board recently published a notice of proposed rulemaking to promulgate regulations governing transactions with affiliates designed to implement Sections 23A and 23B. Although entities like the Bank that are regulated by OTS are not subject to these proposed rules, it is possible that the OTS may initiate parallel rulemaking or may otherwise implement Sections 23A and 23B, as applied to federal savings associations in a parallel manner. The likelihood of any such OTS rulemaking or other action, or the impact on the Bank, is uncertain.

Loans by the Bank to its directors, executive officers, and 10% shareholders of the Bank, the Company, or the Company’s subsidiaries (collectively, “insiders”), or to a corporation or partnership that is at least 10% owned by an insider (a “related interest”) are subject to limits separate from the affiliate transaction rules. All loans to insiders and their related interests must be underwritten and made on non-preferential terms; loans in excess of $500,000 must be approved in advance by the Bank’s Board of Directors; and the Bank’s total of such loans may not exceed 100% of the Bank’s capital. Loans by the Bank to its executive officers are subject to additional limits which are even more stringent.

Limits on Change of Control.  Subject to certain limited exceptions, control of the Bank or the Company may only be obtained with the approval (or in the case of an acquisition of control by an individual, the nondisapproval) of the OTS, after a public comment and application review process. Under OTS regulations defining “control,” a rebuttable presumption of control arises if an acquiring party acquires more than 10% of any class of voting stock of the Bank or the Company (or more than 25% of any class of stock, whether voting or non-voting) and is subject to any “control factors” as defined in the regulation. Control is conclusively deemed to exist if an acquirer holds more than 25% of any class of voting stock of the Bank or the Company, or has the power to control in any manner the election of a majority of directors.

Payment of Dividends and Other Capital Distributions by the Bank.  The payment of dividends, stock repurchases, and other capital distributions by the Bank to the Company is subject to regulation by the OTS. The OTS has promulgated a regulation that addresses a savings institution’s ability to make a capital distribution according to the institution’s capital position. Effective April 1, 1999, the OTS amended its capital distributions regulation. The new rule establishes a “safe-harbor” for certain capital distributions that institutions can make without prior OTS approval or notice. It also sets forth certain conditions that specify whether a notice or an application for prior approval of the OTS is required if the safe harbor does not apply. The OTS retains discretion to subject institutions that meet their capital requirements to the more stringent capital distribution rules applicable to institutions with less capital if the OTS notifies the institution that it is in need of more than normal supervision. The OTS retains the authority to prohibit any capital distribution otherwise authorized under its regulations if the OTS determines that the distribution would constitute an unsafe or unsound practice.

Under its regulation, an application for the prior approval of the OTS to make a capital distribution is required if any of the following conditions are present: the institution would not be adequately-capitalized after the distribution, its examination ratings are not at least satisfactory or it is considered a problem association or in troubled condition, the total amount of all of its capital distributions for the applicable calendar year (including the proposed distribution) would exceed its net income for that year to date plus its retained net income for the prior two years, or the distribution would violate an applicable prohibition or OTS-imposed condition on the institution.

A 30-day advance notice is required if, as is the case with the Bank, the institution is a subsidiary of a holding company, the institution would not be well-capitalized after the distribution, or the distribution would reduce the amount or retire any part of its common or preferred stock or retire any part of a debt instrument included in total capital (other than through a regular payment on the instrument). If none of the above conditions are present, an institution is not required to file an application or notice with the OTS before making a capital distribution.

In connection with a conversion from mutual to stock form, a savings institution is required to establish a liquidation account in an amount equal to the converting institution’s net worth as of a practicable date prior to the conversion. The liquidation account is maintained for the benefit of certain eligible accountholders maintaining accounts at or prior to the date of conversion. In the event of a complete liquidation of the converted savings institution (and only in such event), each such accountholder is entitled to receive a distribution from the liquidation account equal to the then current adjusted balance of the holder’s savings accounts with the savings institution. The Bank’s ability to pay dividends to the Company is also subject to restriction arising from the existence of the liquidation account established upon the conversion of the Bank from mutual to stock form in December 1993. The Bank is not permitted to pay dividends to the Company if its regulatory capital would be reduced below the amount required for the liquidation account.

Additionally, as of June 30, 2002, the Bank had a tax bad debt reserve balance of approximately $10.9 million. Any distribution by the Bank to the Company that exceeds the Bank’s current or accumulated earnings and profits as calculated for federal income tax purposes would be treated as a distribution of the bad debt reserve and would be subject to recapture taxes of up to 51%. See “Business—Federal Taxation” regarding recently enacted changes relating to bad debt reserve recapture. The Bank does not intend to make distributions to stockholders that would result in recapture of any portion of its bad debt reserve. Since management intends to use the reserve only for the purpose for which it was intended, a deferred tax liability of approximately $3.8 million has not been recorded.

Enforcement.  Whenever the OTS has reasonable cause to believe that the continuation by a savings and loan holding company of any activity or of ownership or control of any non FDIC-insured subsidiary constitutes a serious risk to the financial safety, soundness, or stability of a savings and loan holding company’s subsidiary savings institution and is inconsistent with the sound operation of the savings institution, the OTS may order the holding company, after notice and opportunity for a hearing, to terminate such activities or to divest such noninsured subsidiary. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) also empowers the OTS, in such a situation, to issue a directive without any notice or opportunity for a hearing, which directive may (i) limit the payment of dividends by the savings institution, (ii) limit transactions between the savings institution and its holding company or its affiliates, and (iii) limit any activity of the association that creates a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

In addition, FIRREA includes savings and loan holding companies within the category of person designated as “institution affiliated parties.” An institution affiliated party may be subject to significant penalties and/or loss of voting rights in the event such party took any action for or toward causing, bringing about, participating in, counseling, or aiding and abetting a violation of law or unsafe or unsound practice by a savings institution.

Classification of Assets

Savings institutions are required to classify their assets on a regular basis, to establish appropriate allowances for losses and report the results of such classification quarterly to the OTS. A savings institution is also required to set aside adequate valuation allowances to the extent that an affiliate possesses assets posing a risk to the institution, and to establish liabilities for off-balance sheet items, such as letters of credit, when loss becomes probable and estimable. The OTS has the authority to review the institution’s classification of its assets and to determine whether and to what extent (i) additional assets must be classified, and (ii) the institution’s valuation allowances must be increased.

Troubled assets are classified into one of three categories as follows:

Substandard Assets.  An asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Prudent general valuation allowances are required to be established for such assets.

Doubtful Assets.  Assets classified as “Doubtful” have all of the weaknesses inherent in those classified “Substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Prudent general valuation allowances are required to be established for such assets.

Loss Assets.  Assets classified as “Loss” are those considered “uncollectible” and of such little value that their continuance as bankable assets is not warranted.

General valuation allowances for loan and lease losses are included within regulatory capital for certain purposes and up to certain limits, while specific allowances and other general allowances are not included at all.

The OTS and the other federal banking agencies have adopted a statement of policy regarding the appropriate levels of general valuation allowances for loan and lease losses that institutions should maintain. Under the policy statement, examiners will generally accept management’s evaluation of adequacy of general valuation allowances for loans and lease losses if the institution has maintained effective systems and controls for identifying and addressing asset quality problems, analyzed in a reasonable manner all significant factors that affect the collectibility of the portfolio, and established an acceptable process for evaluating the adequacy of general valuation allowances. However, the policy statement also provides that OTS examiners will review management’s analysis more closely if general valuation allowances for loan and lease losses do not equal at least the sum of (i) 15% of assets classified as Substandard, (ii) 50% of assets classified as Doubtful, and (iii) for the portfolio of unclassified loans and leases, an estimate of credit losses over the upcoming 12 months based on the institution’s average rate of net charge-offs over the previous two or three years on similar loans, adjusted for current trends and conditions.

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) requires each savings institution, as well as other lenders, to identify the communities served by the institution’s offices and to identify the types of credit the institution is prepared to extend within such communities. The CRA also requires the OTS to assess the performance of the institution in meeting the credit needs of its community and to take such assessment into consideration in reviewing applications for mergers, acquisitions, and other transactions. An unsatisfactory CRA rating may be the basis for denying such an application.

Under the CRA regulations of the OTS and the other federal banking agencies, an institution’s performance in making loans and investments and maintaining branches and providing services in low-and moderate-income areas within the communities that it serves is evaluated. In connection with its assessment of CRA performance, the OTS assigns a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance.” Based on the latest examination conducted by the OTS in 2001, the Bank was rated outstanding.

Federal Home Loan Bank System

The Federal Home Loan Banks provide a credit facility for member institutions. As a member of the FHLB of San Francisco, the Bank is required to own capital stock in the FHLB of San Francisco in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential loans, residential purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were residential mortgage loans, or 5% of its advances from the FHLB of San Francisco. At June 30, 2002, the Bank was in compliance with this requirement. Furthermore, FHLB advances must be collateralized with certain types of assets. Accordingly, the Bank has pledged certain loans to the FHLB of San Francisco as collateral for its advances. See “—Financial Modernization Legislation” below regarding legislation proposing changes in the operation of the Federal Home Loan Bank system.

On July 9, 2001, the federal banking regulatory agencies issued an advanced notice of proposed rulemaking indicating that these agencies were going to undertake a review of their CRA regulations.

The agencies committed to this evaluation upon promulgation of the current CRA regulations in 1995. This rulemaking is designed to evaluate the regulations’ effectiveness in achieving the goals of the CRA, and comments are sought to determine whether changes to the CRA regulations are needed. The comment period expired on October 17, 2001. At this time, it is impossible to determine the provisions of any regulations the OTS may ultimately publish, or the impact of such regulations on the Company or the Bank.

Required Liquidity

The Financial Regulatory Relief and Economic Efficiency Act of 2000 repealed the statutory liquidity requirement for savings associations, citing the requirement as unnecessary. In light of this action, the OTS repealed its liquidity regulations, with the following exception. Savings associations must continue to maintain sufficient liquidity to ensure their safe and sound operation; the appropriate level of liquidity will vary depending on the activities in which the savings association engages. The Bank believes that its level of liquidity is consistent with its safe and sound operation.

The repeal of the OTS’ liquidity regulations was effected as an interim rule with request for comments. The comment period expired May 14, 2001 and the OTS adopted the interim rule as a final rule on July 18, 2001. The Bank does not believe this rule change will have any adverse impact on the Bank’s operations.

Federal Reserve System

The Federal Reserve Board requires savings institutions to maintain reserves against certain of their transaction accounts (primarily deposit accounts that may be accessed by writing unlimited checks). For the calculation period including June 30, 2002, the Bank was not required to maintain reserves with the Federal Reserve Board because it maintains certain levels of cash on hand at its branches and with the requisite custodian. If balances are maintained to meet the reserve requirements imposed by the Federal Reserve Board, they do not earn interest but may be used to satisfy the Bank’s liquidity requirements discussed above.

As a creditor and a financial institution, the Bank is subject to certain regulations promulgated by the Federal Reserve Board, including, without limitation, Regulation B (Equal Credit Opportunity Act), Regulation D (Reserves), Regulation E (Electronic Funds Transfers Act), Regulation F (Limitations on Interbank Liabilities), Regulation Z (Truth in Lending Act), Regulation CC (Expedited Funds Availability Act), and Regulation DD (Truth in Savings Act). As creditors of loans secured by real property and as owners of real property, financial institutions, including the Bank, may be subject to potential liability under various statutes and regulations applicable to property owners, including statutes and regulations relating to the environmental condition of the property.

Financial Modernization Legislation

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (“G-L-B Act”), which significantly reforms various aspects of the financial services industry. The G-L-B Act authorizes affiliations among banking, securities, and insurance firms, and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to qualifying bank holding companies are: insurance underwriting and brokerage, securities underwriting, and merchant banking. Moreover, under the G-L-B Act, the Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities for these qualifying bank holding companies.

The G-L-B Act also permits certain national banks to establish subsidiaries to engage in similar financial activities. National bank subsidiaries, however, are prohibited from insurance underwriting, real estate development and, for at least five years, merchant banking. The G-L-B Act generally will subject banks to the same securities regulation as other providers of securities products. The G-L-B Act also prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities, and limits the permissible activities of unitary savings and loan holding companies that were not, or had not submitted an application to become, unitary savings and loan holding companies by May 4, 1999.

The G-L-B Act contains significant revisions to the Federal Home Loan Bank System. The G-L-B Act imposes new capital requirements on the Federal Home Loan Banks and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the Federal Home Loan Banks annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. Accordingly, this change will result in a greater obligation in years where Federal Home Loan Banks have high-income levels, thereby reducing the returns on members’ investments. In addition, the G-L-B Act expands the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agribusinesses. If the increase in the permissible uses for advances leads to an increase in demand, this may increase the cost of borrowing. The G-L-B Act, further, makes membership in the Federal Home Loan Bank voluntary for federal savings associations.

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

Privacy

The G-L-B Act imposed new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties, except under certain conditions permissible or mandated by law, unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. On June 1, 2000, the federal banking agencies, including the OTS, issued a joint final rule implementing the privacy provisions of the G-L-B Act. The joint rule became effective on November 13, 2000, with compliance optional until July 1, 2001. Management does not believe that complying with the consumer privacy provisions or regulations has had a significant impact on the Bank’s business.

In addition, the California legislature has considered a number of financial privacy bills that would require the consumer’s affirmative consent—the “opt-in” procedure—for both affiliate and third-party information sharing. For example, in 2000, three such bills were introduced (AB 1707-Kuehl; SB 1337-Speier; and SB 1372-Leslie) and another was introduced in 2001 (SB 772-Speier); none, however, were passed. Currently, ACR 125-Papan is pending in the legislature. This measure requests and authorizes the California Law Revision Commission (the “Commission”) to report on and prepare recommended legislation regarding the protection of personal information related to or arising out of financial transactions by January 1, 2005. The study would, however, be required only if funding is provided in the 2002-03 Budget Act or from private sources. ACR-125 does not bar the introduction of other financial privacy measures into the legislature prior to any issuance of a recommendation by the Commission. At this time it is impossible to predict whether ACR-125 will be enacted, what form it might take, and the recommendations, if any, made by the Commission regarding the privacy of personal information as it relates to financial institutions. Accordingly it is impossible to predict what impact, if any, a financial privacy bill introduced in California will have on the Company or the Bank.

Online Banking Regulatory Review

Pursuant to Section 729 of the G-L-B Act, the OTS announced on June 11, 2001 that it would undertake a study to report findings and conclusions to Congress, together with recommendations for appropriate legislative or regulatory actions to adapt existing legal requirements to online banking and lending. In connection with this study, the OTS solicited comments on the following: (i) how may OTS facilitate the use of technology in financial operations consistent with safety and soundness; and (ii) how may OTS enhance the electronic operational flexibility of savings associations, consistent with safety and soundness. The comment period expired on August 10, 2001. At this time, it is impossible to determine the provisions of any rules the OTS may ultimately publish, the nature of any recommendations that the OTS may make to Congress or the impact of such rules or recommendations on the Company or the Bank.

Consumer Protection Regulations

Pursuant to Section 47 of the G-L-B Act, in December 2000, the federal banking regulatory agencies adopted consumer protection rules governing the sale of insurance products by depository institutions. These rules, which became effective on October 1, 2001, apply to any depository institution or any person selling, soliciting, advertising or offering insurance products or annuities to a consumer at an office of the financial institution or on its behalf. Generally, these regulations require that, if insurance products are sold on a depository institution’s premises, the depository institution must, to the extent practicable, keep the area where it conducts transactions involving insurance products or annuities physically segregated from areas where retail deposits are routinely accepted from the general public (i.e., teller windows and teller lines).

In addition, the regulations require the selling institution to disclose certain information to the consumer, and provide that the depository institution may not condition the extension of credit on the purchase of an insurance product from that financial institution or an affiliated entity, or an agreement not to purchase an insurance product from an unaffiliated entity.

Through its wholly owned subsidiary, QCFC, the Company sells insurance to the Bank’s customers and other members of the local community. The G-L-B Act imposed consumer protection provisions that apply to the Company’s sale of insurance, and may limit the Company’s ability to sell insurance products through the Bank and to the Bank’s customers.

ITEM 2.    PROPERTIES

At June 30, 2002, the Company conducted its business through its administrative office and twenty-one retail, full service branch offices. The administrative office is located at 7021 Greenleaf Avenue, Whittier, California 90602. The branches are located in Los Angeles, Orange, Riverside and San Bernardino counties in California.

The Company owns the building and land occupied by its administrative office and four of its branches. The remaining seventeen branches are operated pursuant to leases or licenses expiring at various dates through December 2012. The Company does not anticipate difficulties in renewing those leases that expire within the next several years or in obtaining other lease arrangements, if necessary.

As of June 30, 2002, the net book value of the owned facilities totaled $1.8 million, the net book value of the leasehold improvements was $1.6 million, and furniture, fixtures and equipment had a net book value of $1.8 million.

The Company continuously evaluates the suitability and adequacy of its offices to maintain efficient and attractive facilities. The Company believes that its current facilities are adequate to meet its present and immediately foreseeable needs.

ITEM 3.    LEGAL PROCEEDINGS

Incident to the ordinary course of business of the Company, from time to time the Company is party to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company maintains insurance which may provide coverage for such matters. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact of these matters. However, management believes, at this time, that the financial resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s financial condition or results of operation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted to a vote of stockholders during the quarter ended June 30, 2002.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System (“Nasdaq-NMS”) under the symbol “QCBC.” At September 23, 2002, the Company had approximately 274 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 6,532,368 outstanding shares of common stock. The following table sets forth for the fiscal quarters indicated the range of high and low bid information per share of the common stock of the Company as reported on the Nasdaq-NMS.

	Fiscal 2002				Fiscal 2001
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	33 27/64	25 9/16	25 15/32	26 45/64	23 21/32	20 19/32	20 51/64	15 51/64
Low	25 13/64	22 61/64	21 5/16	20 41/64	18 3/16	17 57/64	11 19/32	12

The Company’s ability to pay dividends is limited by certain restrictions generally imposed on Delaware corporations. In general, dividends may be paid only out of a Delaware corporation’s surplus, as defined in the Delaware General Corporation Law, or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. “Surplus” is defined for this purpose as the amount by which a corporation’s net assets (total assets minus total liabilities) exceed the amount designated by the board of directors of the corporation in accordance with Delaware law as the corporation’s capital. The Company may pay dividends out of funds legally available therefor at such times as its Board of Directors determines that dividend payments are appropriate, after considering the corporation’s net income, capital requirements, financial condition, alternate investment options, prevailing economic conditions, industry practices and other factors deemed to be relevant at the time. The Company has not paid cash dividends in the past and does not presently intend to pay cash dividends.

The Company’s principal source of income in fiscal 2002 was interest from investments. Dividends from the Bank are a potential source of income for the Company. During fiscal 2002, the Bank declared a $4.0 million dividend payable to the Company based on an authorization by the Board of Directors of the Bank. As of June 30, 2002, a dividend of $1.0 million has been paid to the Company. The payment of dividends and other capital distributions by the Bank to the Company is subject to regulation by the OTS. The OTS has promulgated a regulation that addresses a savings institution’s ability to make a capital distribution according to the institution’s capital position. Effective April 1, 1999, the OTS amended its capital distributions regulation. The new rule establishes a “safe-harbor” for capital distributions that institutions can make without prior OTS approval or notice. It also sets forth certain conditions that specify whether a notice or an application for prior approval of the OTS is required if the safe harbor does not apply. Under its regulation, an application for the prior approval of the OTS to make a capital distribution is required if any of the following conditions are present: the institution would not be adequately-capitalized after the distribution; its examination ratings are not at least satisfactory or it is considered a problem association or in troubled condition; the total amount of all its capital distributions for the applicable calendar year (including the proposed distribution) would exceed its net income for that year to date plus its retained net income for the prior two years; or the distribution would violate an applicable prohibition or OTS imposed condition on the institution. A 30-day advance notice is required if, as is the case with the Bank, the institution is a subsidiary of a holding company, the institution would not be well-capitalized after the distribution, or the distribution would reduce the amount or retire any part of its common or preferred stock or retire any part of a debt instrument included in total capital (other than through a regular payment on the instrument). If none of the above conditions are present, an institution is not required to file an application or notice with the OTS before making a capital distribution. See “Business—Regulation and Supervision—Savings and Loan Holding Company Regulation—Payment of Dividends and Other Capital Distributions by the Bank.”

The Bank’s ability to pay dividends to the Company is also subject to the restriction arising from the existence of the liquidation account established upon the conversion of the Bank from mutual to stock form in December 1993. The Bank is not permitted to pay dividends to the Company if its regulatory capital would be reduced below the amount required for the liquidation account. See “Business— Regulation and Supervision—Savings and Loan Holding Company Regulation—Payment of Dividends and Other Capital Distributions by the Bank.”

ITEM 6.	SELECTED FINANCIAL DATA

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

	At or for the Year Ended June 30,
	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share amounts)
Selected Financial Data:
Total assets	$1,487,434	$1,313,557	$1,201,897	$1,013,437	$887,480
Total liabilities	1,358,923	1,208,749	1,113,863	932,133	810,221
Loans receivable, net	1,193,035	1,093,168	990,675	821,190	691,026
Loans receivable held for sale	3,436	4,556	21,212	17,028	7,507
Investment securities(1)	93,507	38,801	31,361	11,986	6,877
Mortgage-backed securities(2)	144,276	125,604	109,861	99,861	115,851
Deposits	1,009,725	916,334	808,229	677,839	580,910
Federal Home Loan Bank (FHLB) advances	330,700	276,150	290,250	234,700	216,000
Stockholders’ equity	128,511	104,808	88,034	81,304	77,259
Selected Operating Data:
Interest income	$102,664	$103,828	$84,536	$71,919	$64,870
Interest expense	48,168	61,037	48,914	40,316	39,110

Net interest income before provision for loan losses	54,496	42,791	35,622	31,603	25,760
Provision for loan losses	200	800	1,600	1,700	1,450

Net interest income after provision for loan losses	54,296	41,991	34,022	29,903	24,310

Other income:
Deposit fees	3,551	2,475	1,610	1,089	712
Loan servicing charges	2,002	1,942	1,872	1,707	1,690
Gain on sale of loans held for sale	613	308	316	332	175
Commissions	886	919	882	716	735
Gain on sale of securities available for sale	—	—	—	616	—
Other	145	156	62	169	16

Total other income	7,197	5,800	4,742	4,629	3,328

Other expense:
Compensation and employee benefits	13,378	11,617	10,470	9,459	8,375
Occupancy, net	2,935	3,010	2,848	2,308	1,945
Federal Deposit Insurance premiums	407	370	458	527	517
Data processing	1,245	1,096	1,049	853	730
Advertising and promotional	1,292	1,309	975	1,007	924
Consulting fees	770	795	728	787	471
Prepayment penalty—Federal Home Loan Bank advances	536	—	—	105	—
Other general and administrative expense	3,845	3,111	2,600	2,220	2,139

Total general and administrative expense	24,408	21,308	19,128	17,266	15,101
Real estate operations, net	—	(46)	(519)	320	595
Amortization of core deposit intangible	115	115	76	—	35

Total other expense	24,523	21,377	18,685	17,586	15,731

Earnings before income taxes and cumulative effect of change in accounting principle	36,970	26,414	20,079	16,946	11,907
Income taxes	15,779	11,285	8,329	7,464	5,297

Net earnings before cumulative effect of change in accounting principle	21,191	15,129	11,750	9,482	6,610
Cumulative effect of change in accounting principle, net of taxes	—	—	—	162	—

Net earnings	$21,191	$15,129	$11,750	$9,644	$6,610

Basic earnings per share	$3.34	$2.46	$1.87	$1.43	$0.97

Diluted earnings per share(3)	$3.17	$2.32	$1.79	$1.37	$0.92

(1)
Includes $79,234, $25,549, $9,498 and $1,819 of investment securities available for sale at June 30, 2002, 2001, 2000 and 1998, respectively. No investment securities were available for sale at June 30, 1999.

(2)	Includes $26,449, $25,209, $24,404, $15,783 and $8,274 of mortgage-backed securities available for sale at June 30, 2002, 2001, 2000, 1999 and 1998, respectively.
(3)
Diluted earnings per share in 2002, 2001, 2000, 1999 and 1998 were calculated based on weighted average shares outstanding and common stock equivalents of 6,693,092, 6,519,356, 6,562,758, 7,031,570 and 7,192,446, respectively. The weighted average shares have been adjusted to reflect the 25% stock dividends paid on May 30, 1997, June 30, 1998 and June 28, 2002.

	At or for the Year Ended June 30,
	2002	2001	2000	1999	1998
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	1.51%	1.20%	1.07%	1.04%	0.78%
Return on average equity	18.05	15.69	13.95	12.10	8.96
Average equity to average assets	8.38	7.61	7.67	8.58	8.67
Equity to total assets	8.64	7.98	7.32	8.02	8.71
Interest rate spread during the period(1)	3.61	3.00	2.83	2.98	2.61
Net interest margin(2)	3.99	3.46	3.32	3.5	3.14
Average interest-earning assets to average interest-bearing liabilities	110.79	109.32	110.50	111.60	110.97
General and administrative expense to average assets	1.74	1.68	1.74	1.86	1.78
Other expense to average assets	1.75	1.69	1.70	1.89	1.85
Efficiency ratio(3)	38.69	44.20	47.39	48.76	52.23
Dividend pay-out ratio	—	—	—	—	—

Regulatory Capital Ratios:
Core capital to adjusted total assets	8.34	7.81	7.20	7.48	7.44
Core capital to risk-weighted assets	12.39	11.72	10.82	11.05	11.84
Total capital to risk-weighted assets	13.50	12.96	12.03	12.26	12.97
Asset Quality Ratios:
Nonperforming loans as a percentage of gross loans(4)	0.35	0.29	0.37	0.61	1.01
Nonperforming assets as a percentage of total assets(5)	0.29	0.24	0.37	0.74	1.11
Total allowance for loan losses as a percentage of gross loans	0.92	0.98	0.99	1.02	1.12
Total allowance for loan losses as a percentage of total nonperforming loans	260.62	343.90	267.39	166.94	110.93
Total allowance as a percentage of total nonperforming assets(6)	259.52	343.26	228.90	115.14	82.55
Number of:
Deposit accounts	75,110	66,880	56,958	47,259	41,535
Mortgage loans in portfolio	7,487	7,682	7,550	6,757	4,640
Mortgage loans serviced for others	1,832	1,963	1,860	1,963	2,102
Total full-service customer facilities	21	17	14	10	10

(1)	The interest rate spread represents the difference between the weighted-average rate on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(2)	The net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	Efficiency ratio represents general and administrative expense as a percentage of net interest income plus other income (excluding nonrecurring items).
(4)	Nonperforming loans are net of specific allowances and include nonaccrual and troubled debt restructured loans. Gross loans include loans held for sale.
(5)	Nonperforming assets include nonperforming loans and REO.
(6)	Total allowance includes loan and REO valuation allowances.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

At June 30, 2002 the Company had total assets of $1.5 billion, total deposits of $1.0 billion and stockholders’ equity of $128.5 million compared to total assets of $1.3 billion, total deposits of $916.3 million and stockholders’ equity of $104.8 million at June 30, 2001. These changes represent a 13.24% increase in total assets, a 10.19% increase in total deposits and a 22.62% increase in stockholders’ equity during fiscal 2002.

At June 30, 2002, the Company reported $4.3 million (0.29% of assets) in nonperforming assets compared to $3.2 million (0.24% of assets) and $4.4 million (0.37% of assets) at June 30, 2001 and 2000, respectively. The Company currently includes nonaccrual loans 60 or more days past due (less any specific allowances on these loans), troubled debt restructured loans and REO in determining its level of nonperforming assets. The Company recorded a provision for loan losses of $200,000 for the year ended June 30, 2002 compared to $800,000 and $1.6 million for the years ended June 30, 2001 and 2000, respectively. See “Business—Allowances for Loan and Real Estate Losses.”

Critical Accounting Policies

Management has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements. The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements beginning on page F-8 of this report. Certain accounting policies require management to make estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities; management considers these to be critical accounting policies. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at balance sheet dates and the Company’s results of operations for future reporting periods.

Management believes that the allowance for loan and real estate losses is the critical accounting policy that requires estimates and assumptions in the preparation of the Company’s financial statements that are most susceptible to significant change. For further information, see “Business—Allowances for Loan and Real Estate Losses” and Note 1 to the Consolidated Financial Statements beginning on page F-8 of this report.

Results of Operations

General.  The Company reported net earnings of $21.2 million, $3.17 per diluted share, for the year ended June 30, 2002, compared to net earnings of $15.1 million, $2.32 per diluted share, and $11.8 million, $1.79 per diluted share, for the years ended June 30, 2001 and 2000, respectively. This increase in earnings for fiscal 2002 compared to fiscal 2001 and for fiscal 2001 compared to fiscal 2000 was primarily attributable to an increase in net interest income and other income partially offset by an increase in other expenses. Net earnings for fiscal 2000 also included $400,000 of recaptured accrued taxes as a result of a favorable tax audit ruling. Without this tax recapture, net earnings for the year ended June 30, 2000 would have been $11.4 million or $1.72 per diluted share.

Interest Income.  Interest income was $102.7 million, $103.8 million and $84.5 million for the years ended June 30, 2002, 2001 and 2000, respectively. The $1.1 million decrease in interest income in fiscal 2002 compared to fiscal 2001 was primarily due to a decrease in the yield on average earning assets to 7.51% at June 30, 2002, compared to 8.40% at June 30, 2001, partially offset by an increase in average earning assets of $131.4 million during the year. In addition, the $1.1 million decrease in interest income was partially offset by $410.0 million of adjustable rate mortgage loans that reached their floor rates, causing the adjustable rate feature on these loans to cease adjusting downward. The $19.3 million increase in interest income in fiscal 2001 compared to fiscal 2000 was primarily due to an increase in average earning assets of $163.6 million and a corresponding increase in the average yield on earning assets to 8.40% in fiscal 2001 compared to 7.87% in fiscal 2000.

Interest Expense.  Interest expense was $48.2 million, $61.0 million, and $48.9 million for the years ended June 30, 2002, 2001 and 2000, respectively. The $12.8 million decrease in interest expense in fiscal 2002 compared to fiscal 2001 was primarily due to a reduction in the cost of average interest-bearing liabilities from 5.40% to 3.90%, partially offset by an increase in average interest-bearing liabilities of $103.6 million. The average cost of deposits decreased 172 basis points from 5.15% for fiscal 2001 to 3.43% for fiscal 2002. The average cost of Certificates of Deposit decreased 176 basis points from 5.80% for fiscal 2001 to 4.04% in fiscal 2002, while the average cost of core deposits decreased 131 basis points from 3.23% for fiscal 2001 to 1.92% for fiscal 2002. The average cost of FHLB advances decreased 58 basis points from 6.12% for fiscal 2001 to 5.54% for fiscal 2002. The $12.1 million increase in interest expense in fiscal 2001 compared to fiscal 2000 was due to an increase in interest-bearing liabilities of $160.1 million and an increase in the average cost of interest-bearing liabilities of 0.36% to 5.40%.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses was $54.5 million, $42.8 million, and $35.6 million for the years ended June 30, 2002, 2001 and 2000, respectively. The increase in fiscal 2002 compared to fiscal 2001 was primarily due to a substantial reduction of the cost of interest-bearing liabilities, which exceeded the reduction in the yield on interest-earning assets. The increase in fiscal 2001 compared to fiscal 2000 primarily resulted from the average yield on interest-earning assets increasing more than the average cost of interest-bearing liabilities and a reduction of the cost of interest-bearing liabilities during the last quarter of fiscal 2001.

Provision for Loan Losses.  During fiscal 2002, 2001 and 2000, the Company provided $200,000, $800,000 and $1.6 million, respectively, for losses on loans. The $200,000 loan loss provision was established during fiscal 2002 as a result of the increase in the real estate loan portfolio of the Company during the year. The decrease in the provision for fiscal 2002 compared to fiscal 2001 and fiscal 2000 is primarily the result of favorable market conditions in the southern California real estate market with the continued increase in real estate values. Although there are signs of weakness in the national and certain California commercial real estate markets, to date the Company’s commercial real estate loan portfolio has not demonstrated such weaknesses. Demand for housing, particularly single family and multifamily housing in the Company’s primary lending area of southern California, remained strong during fiscal 2002. Although the level of the Company’s nonperforming assets increased in fiscal 2002, the increase was not considered significant, with the level of nonperforming assets sustained at de minimus levels, therefore, the Company did not deem it necessary to increase the loan loss provision, given these factors. Management considers the level of nonperforming assets, the regional economic conditions and relevant real estate values and other factors when assessing the adequacy of the allowance for loan losses. Management considers the level of allowance for loan losses at June 30, 2002 to be adequate. However, even though the local real estate market was strong during fiscal 2002, there can be no assurance that nonperforming assets will not increase and that the Company will not have to establish additional loss provisions based upon future events.

Other Income.  Other income increased in fiscal 2002 to $7.2 million compared to $5.8 million in fiscal 2001. Deposit fees increased to $3.6 million for fiscal 2002 compared to $2.5 million for fiscal 2001, a 43.48% increase as a result of four additional retail banking branches and a continued

program that began in the second quarter of fiscal 1998, with efforts to attract checking accounts. Other income increased in fiscal 2001 to $5.8 million compared to $4.7 million in fiscal 2000, with deposit fees increasing to $2.5 million for fiscal 2001 compared to $1.6 million in fiscal 2000, a 53.73% increase. In addition, other income for fiscal 2002 reflected gains on sale of loans of $613,000 compared to $308,000 and $316,000 in fiscal 2001 and fiscal 2000, respectively.

Other Expense.  Other expense increased $3.1 million to $24.5 million during fiscal 2002 compared to $21.4 million in fiscal 2001, primarily due to increases in compensation and employee benefits, professional fees, FHLB prepayment penalties on advances and the opening of four new retail branch offices. Other expense increased $2.7 million, or 14.41%, from $18.7 million in fiscal 2000 to $21.4 million in fiscal 2001. This increase in other expense was primarily due to an increase in compensation and employee benefits, occupancy, advertising and promotional expense, and the addition of three new Wal-Mart in-store branches during fiscal 2001. Included in compensation and employee benefits were expenses related to the Employee Stock Ownership Plan (“ESOP”). Companies that established an ESOP after 1992 are required to account for the expense of the ESOP at the fair value of the related shares released. The expense related to the ESOP was $1.6 million, $1.0 million and $1.0 million for each of the years ended June 30, 2002, 2001, and 2000, respectively.

The following is a summary of other general and administrative expenses for the years ended June 30, 2002, 2001 and 2000:

	June 30,
	2002	2001	2000
	(In thousands)
Professional fees	$667	$341	$290
Bank service charges	567	423	324
Miscellaneous loan expenses	287	201	175
Outside services	367	344	219
Stationery, printing and supplies	548	572	493
Telephone	344	323	275
Postage	444	360	300
Other	621	547	524

	$3,845	$3,111	$2,600

Income Taxes.  Income taxes increased by $4.5 million from $11.3 million in fiscal 2001 to $15.8 million in fiscal 2002 due to an increase in net earnings. Income taxes increased by $3.0 million from $8.3 million in fiscal 2000 to $11.3 million in fiscal 2001 due to an increase in net earnings. The effective tax rate was 42.68%, 42.72% and 41.48% for the years ended June 30, 2002, 2001 and 2000, respectively.

Financial Condition

The Company’s consolidated assets totaled $1.5 billion at June 30, 2002, compared to $1.3 billion at June 30, 2001. Stockholders’ equity totaled $128.5 million at June 30, 2002 compared to $104.8 million at June 30, 2001.

Loans and MBS (including assets held or available for sale) increased to $1.3 billion at June 30, 2002, from $1.2 billion at June 30, 2001. Loans originated and purchased for investment were $446.8 million for the year ended June 30, 2002, compared to $292.9 million for the same period the previous fiscal year. MBS purchased for investment increased to $66.4 million at June 30, 2002, from $42.3 million for the same period the previous year.

At June 30, 2002, the Company’s multifamily loan portfolio totaled $606.5 million, or 50.13% of gross loans, an increase of 10.10% as compared to $550.9 million, or 49.47% of gross loans, at June 30, 2001, and its commercial real estate loan portfolio totaled $264.4 million, or 21.85% of gross loans, an increase of 10.18% as compared to $240.0 million, or 21.55% of gross loans, at June 30, 2001. Of the Company’s $12,000 of charge-offs in fiscal 2002, the majority was related to single family mortgage loans. Both because the size of the commercial real estate loan portfolio has increased significantly and most of the loans comprising the portfolio were originated within the last five fiscal years, the Company’s past loss experience with respect to its commercial real estate loan portfolio may not be representative of the risk of loss in such portfolio in the future. See “Business—Allowances for Loan and Real Estate Losses.” Multifamily and commercial real estate loans are generally considered to involve a higher degree of credit risk and to be more vulnerable to deteriorating economic conditions than one-to-four family residential mortgage loans. These loans typically involve higher loan principal amounts and the repayment of such loans generally depends on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. Even though the southern California real estate market was strong in fiscal 2002, recessionary economic conditions of the type that have prevailed in past years in the Company’s lending market area tend to result in higher vacancy and reduced rental rates and net operating incomes from multifamily and commercial real estate properties. See “Business—Lending Activities—Multifamily Lending” and “—Commercial Real Estate Lending.”

Loan sales increased to $59.3 million for the year ended June 30, 2002, compared to $53.3 million for the same period ended June 30, 2001. The increase in loan sales is primarily a result of an increase in the origination of fixed rate real estate loans during a time of historically low interest rates. Loan pools purchased in fiscal 2002 included larger balance loans in the commercial and industrial loan category. Loans serviced for others decreased to $280.0 million at June 30, 2002 from $312.0 million at June 30, 2001.

Capital Resources and Liquidity

Regulatory Capital Requirements

FIRREA and implementing OTS capital regulations require the Bank to maintain certain minimum tangible, core and risk-based regulatory capital levels. The minimum core capital requirement is 4% for all but the highest rated savings associations. See “Business—Regulation and Supervision—Regulatory Capital Requirements.”

The following table summarizes the regulatory capital requirements for the Bank at June 30, 2002. As indicated in the table, the Bank’s capital levels exceed all three of the currently applicable minimum capital requirements.

	June 30, 2002
	Tangible Capital		Core Capital		Risk-Based Capital
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Regulatory capital	$124,005	8.34%	$124,005	8.34%	$135,055	13.50%
Required minimum	22,301	1.50	59,471	4.00	80,044	8.00

Excess capital	$101,704	6.84%	$64,534	4.34%	$55,011	5.50%

In addition, FDICIA required the OTS to implement a system of regulatory sanctions against institutions that are not adequately capitalized, with the sanctions growing more severe the lower the institution’s capital. Under FDICIA, the OTS issued regulations establishing five separate capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” differentiated by core capital ratio, level of core capital to risk-weighted assets and risk-based capital ratio. See “Business—Regulation and Supervision—Prompt Corrective Action Requirements.”

An institution is treated as “well capitalized” if its core capital ratio to adjusted total assets is at least 5%, its ratio of core capital to risk-weighted assets is at least 6% and its total capital to risk-weighted assets ratio is at least 10%.

The following table summarizes the capital ratios of the “well capitalized” category and the Bank’s regulatory capital at June 30, 2002 as compared to such ratios. As indicated in the table, the Bank’s capital levels exceeded the three minimum capital ratios of the “well capitalized” category.

	June 30, 2002
	Core Capital to Adjusted Total Assets		Core Capital to Risk- Weighted Assets		Total Capital to Risk-Weighted Assets
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Regulatory capital	$124,005	8.34%	$124,005	12.39%	$135,055	13.50%
Well capitalized requirement	74,338	5.00	60,033	6.00	100,055	10.00

Excess capital	$49,667	3.34%	$63,972	6.39%	$35,000	3.50%

For the year ended June 30, 2002, a total of 41,375 shares had been repurchased under previously announced plans to repurchase Company stock. Up to 271,125 additional shares could be repurchased in the future under the current authorization of the Board of Directors.

Sources of Funds and Liquidity

Sources of capital and liquidity for the Company on a stand-alone basis include distributions from the Bank. Dividends and other capital distributions from the Bank are subject to regulatory restrictions. See “Business—Regulation and Supervision—Savings and Loan Holding Company Regulation— Payment of Dividends and Other Capital Distributions by the Bank” and “Market for the Registrant’s Common Equity and Related Stockholder Matters.”

The Bank’s primary sources of funds in fiscal 2002 were deposits, FHLB advances, principal and interest payments on loans and proceeds from the sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions, and competition. The Bank also has other potential sources of liquidity, such as securities sold under agreements to repurchase and liquidating existing short-term assets.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows used by investing activities and cash flows provided by financing activities. Net cash provided by operating activities consisted primarily of cash flows from net earnings and the sale of loans held for sale which totaled $59.3 million, $53.3 million, and $48.9 million for the years ended June 30, 2002, 2001 and 2000, respectively. The Company originated loans for sale of $57.9 million, $36.6 million, and $53.0 million during fiscal 2002, 2001 and 2000, respectively. Net cash used by investing activities consisted primarily of loan originations, loan purchases and MBS purchases, partially offset by principal collections on loans and proceeds from principal reductions on MBS and maturities of other investment securities. Loans originated and purchased for investment were $446.8 million, $292.9 million and $299.2 million for fiscal 2002, 2001 and 2000, respectively.

Proceeds from principal repayments on loans were $348.3 million, $189.9 million and $127.3 million for years ended June 30, 2002, 2001 and 2000, respectively. Proceeds from maturities and principal repayments of investment securities were $11.3 million, $14.7 million and $2.9 million for fiscal years 2002, 2001 and 2000, respectively. Net cash provided by financing activities consisted primarily of net activity in deposit accounts and proceeds from funding and repayments of FHLB advances. The net change in deposits was an increase of $93.4 million, $108.1 million and $130.4 million for fiscal 2002, 2001 and 2000, respectively. The Bank opened four in-store branches during fiscal 2002 and opened three in-store branches during fiscal 2001. During the second quarter of fiscal 2000, the Bank purchased a retail branch office and $45.9 million of deposits from another financial institution. This branch is located in Rowland Heights, California. The Bank also opened three in-store branches in Wal-Mart stores during the second half of fiscal 2000. All of the Bank’s existing and planned Wal-Mart in-store branches are located in the southern California area. In addition, while the vast majority of the Bank’s deposits are retail in nature, the Bank accepted $55.0 million in time deposits from a political subdivision during fiscal 2000 and an additional $10.0 million in fiscal 2001. During fiscal 2002, the Bank’s $65.0 million in time deposits had come due and payable at various periods throughout the year and terms were renegotiated and reset at current market rates. The Bank considers these funds to be wholesale deposits and an alternative borrowing source rather than a customer relationship and their levels are determined by management’s decision as to the most economic funding sources. The net proceeds from FHLB advances totaled $54.6 million for fiscal 2002. The net repayments of FHLB advances were $14.1 million for fiscal 2001 and the net proceeds from FHLB advances were $55.6 million for fiscal 2000.

At June 30, 2002, the Company had $330.7 million (24.34% of total liabilities) in advances outstanding from the FHLB compared to $276.2 million (22.85% of total liabilities) at June 30, 2001. This increase was primarily a result of increases in real estate loan and securities portfolios. The maximum amount of advances that the Company had outstanding at any month-end was $330.7 million. Management anticipates that it may increase its level of borrowings from the FHLB in fiscal 2003. See “Business—Sources of Funds—Borrowings.”

The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At June 30, 2002, cash and short-term investments totaled $18.4 million, an increase of 9.79% from $16.8 million at June 30, 2001.

At June 30, 2002, the Company had outstanding commitments to originate loans of $20.0 million and no commitments to purchase loans. At June 30, 2002, the Company had $26.2 million of approved undisbursed lines of credit. The Company anticipates that it will have sufficient funds available to meet its current loan origination and purchase commitments. Certificates of deposits which have contractual maturities of one year or less from June 30, 2002, totaled $461.4 million. If a significant portion of the maturing certificates are not renewed at maturity, the Company’s other sources of liquidity include FHLB advances, principal and interest payments on loans, proceeds from loan sales and other borrowings, such as repurchase transactions. The Company could also choose to pay higher rates to maintain maturing deposits, which could result in an increased cost of funds. Historically, the Company has maintained a significant portion of maturing deposits. While management anticipates that there may be some outflow of these deposits upon maturity due to the current competitive rate environment, these are not expected to have a material impact on the long-term liquidity position of the Company.

Asset/Liability Management

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period compared to the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of falling interest rates therefore, the net earnings of an institution with a positive gap theoretically may be adversely affected due to its interest-earning assets repricing to a greater extent than its interest- bearing liabilities. Conversely, during a period of rising interest rates, theoretically, the net earnings of an institution with a positive gap position may increase as it is able to invest in higher yielding interest-earning assets at a more rapid rate than its interest-bearing liabilities reprice. In addition, a positive gap may not protect an institution with a large portfolio of ARM loans from increases in interest rates for extended time periods as such instruments generally have periodic and lifetime interest rate caps. Additionally, the Company’s ARM loans are predominantly tied to lagging market indices, and rapid increases in interest rates could have a negative impact on the Company’s earnings. Accordingly, interest rates and the resulting cost of funds increases in a rapidly increasing rate environment could exceed the cap levels on these instruments and negatively impact net interest income. The Company will also not benefit if interest rates increase due to ARMs currently at their floors that will not reprice upwards until the fully indexed loan rate once again exceeds the lifetime floor rate. The Company currently has approximately $410 million of adjustable rate loans with fully indexed loan rates at, or below, the floor rates. Declining interest rates have, in general, benefitted the Company primarily due to the effect of the lagging market indices which has resulted in interest income declining at a slower rate than interest expense.

At June 30, 2002, the Company’s total interest-earning assets maturing or repricing within one year exceeded its total interest-bearing liabilities maturing or repricing in the same time by $406.3 million, representing a one year cumulative positive gap ratio of 27.31%. This compares to $107.1 million at June 30, 2001, which represented a positive gap ratio of 8.16%. Management believes that it is important to note that approximately $410.0 million of current, ARMs that are included in the total of interest-earning assets maturing or repricing within one year, have been prevented from downward resets as lifetime floor rates have constrained their repricing. Accordingly, should market rates rise, these assets will not reprice upwards until the fully indexed loan rate once again exceeds the lifetime floor rate.

This increase in the one year cumulative gap ratio is primarily a result of the increased prepayment speeds applied to the Company’s loan portfolio in future periods. These increased speeds are assumed because recent decreases in market interest rates will likely result in customers refinancing and seeking lower interest rate loans. The Company’s actual experience over recent months also supports this assumption. Furthermore, this decrease in rates has allowed the Company to extend the maturities of many of its liabilities, including FHLB advances and certificates of deposit. If interest rates increase significantly however, prepayment speeds will slow down and the positive gap will be reduced.

The Company manages the resulting interest rate risk by extending the maturities of various liabilities such as FHLB advances and retail certificates of deposit.

The Company closely monitors its interest rate risk as such risk relates to its operational strategies. Management has established an Asset/Liability Committee, responsible for reviewing its asset/liability policies and interest rate risk position, which generally meets weekly and reports to the Board of Directors on interest rate risk and trends on a quarterly basis. There can be no assurances that the Company will be able to maintain its positive gap position or that its strategies will not result in a negative gap position in the future. The level of the movement of interest rates, whether up or down, is uncertain and could have a negative impact on the earnings of the Company.

The Company does not currently engage in the use of trading activities, high risk derivatives and synthetic instruments or hedging activities in controlling its interest rate risk. Such uses are permitted at the recommendation of the Asset/Liability Committee and could be utilized in the future.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2002, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. Specifically, the Company assumed a prepayment rate ranging from 12% to 25% on ARM loans, and 12% to 35% on fixed rate loans. Additionally, the Company utilized deposit decay rate assumptions of 5% for passbook accounts, 15% for checking accounts and 10% to 25% for money market deposit accounts in the one year or less category. The range of decay rates for money market deposit accounts is due to the market rate sensitivity of various money market checking accounts. These decay rates are based upon the Company’s historical experience, but there is no assurance that the assumed rates will correspond to future rates. For information regarding the contractual maturities of the Company’s loans, investments and deposits, see “Business—Lending Activities,” “—Investment Activities” and “—Sources of Funds.”

	At June 30, 2002
	3 Months or Less	More than 3 Months to 6 Months	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years to 10 Years	More than 10 Years	Non-interest-Bearing	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$762	$—	$—	$—	$—	$—	$—	$—	$762
Federal funds sold and other short-term investments	3,500	—	—	—	—	—	—	—	3,500
Investment securities, net(3)	50,703	—	18,471	14,159	—	7,070	3,104	—	93,507
Loans receivable(1)(3)(7)	610,480	133,756	122,685	215,167	85,619	29,297	8,728	—	1,205,732
Mortgage-backed securities(3)	34,021	8,384	15,319	39,882	16,860	15,994	13,816	—	144,276
FHLB stock	16,685	—	—	—	—	—	—	—	16,685

Total interest-earning assets(7)	716,151	142,140	156,475	269,208	102,479	52,361	25,648	—	1,464,462

Less:
Unearned discount and deferred fees(2)	1,129	248	228	398	159	54	31	—	2,247
Allowance for loan losses	—	—	—	—	—	—	—	11,131	11,131

Net interest-earning assets	715,022	141,892	156,247	268,810	102,320	52,307	25,617	(11,131)	1,451,084
Non-interest-earning assets	—	—	—	—	—	—	—	36,350	36,350

Total assets(7)	$715,022	$141,892	$156,247	$268,810	$102,320	$52,307	$25,617	$25,219	$1,487,434

Interest-bearing liabilities:
Money market deposits	$5,733	$5,733	$11,464	$90,278	$50,781	$63,250	$2,038	$—	$229,277
Passbook deposits	381	381	764	5,514	6,524	16,946	—	—	30,510
NOW and other demand deposits	2,703	2,703	5,406	26,804	15,077	19,426	—	—	72,119
Certificate accounts(4)	187,210	175,254	98,952	139,942	53,224	—	—	—	654,582
FHLB advances(5)	52,600	18,300	39,300	169,000	51,500	—	—	—	330,700

Total interest-bearing liabilities	248,627	202,371	155,886	431,538	177,106	99,622	2,038	—	1,317,188
Non-interest-bearing liabilities	—	—	—	—	—	—	—	41,735	41,735
Stockholders’ equity	—	—	—	—	—	—	—	128,511	128,511

Total liabilities and stockholders’ equity	$248,627	$202,371	$155,886	$431,538	$177,106	$99,622	$2,038	$170,246	$1,487,434

Interest sensitivity gap(6)	$466,395	$(60,479)	$361	$(162,728)	$(74,786)	$(47,315)	$23,579	$(145,027)	$—

Cumulative interest sensitivity gap(7)	$466,395	$405,916	$406,277	$243,549	$168,763	$121,448	$145,027	$—	$—

Cumulative interest sensitivity gap as a percentage of total assets(7)	31.36%	27.29%	27.31%	16.37%	11.35%	8.17%	9.75%
Cumulative net interest-earning assets as a percentage of cumulative interest-bearing liabilities(7)	287.59%	172.55%	129.56%	77.36%	74.69%	75.18%	89.68%

(1)	For purposes of the gap analysis, mortgage and other loans are reduced for nonperforming loans but are not reduced for the allowance for loan losses.
(2)	For purposes of the gap analysis, unearned discount and deferred fees are pro rated for loans receivable.
(3)	Includes assets held or available for sale.
(4)	Certain certificate accounts have potential repricing dates which are prior to the contractual maturity dates. The repricing dates were used for purposes of the gap analysis.
(5)	Certain FHLB advances have call features which are prior to the contractual maturity dates. The call dates were used for purposes of the gap analysis.
(6)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.
(7)
Included in loans receivable that are scheduled to adjust the rate in one year or less are approximately $410 million of adjustable rate loans with various indices that have fully indexed rates that are at, or below, their lifetime floor rates. Although they are ARM loans, should interest rates increase the interest rates on these loans will not increase until the fully indexed rate exceeds the lifetime floor rate.

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

Average Balance Sheet

The following table sets forth certain information relating to the Company for the years ended June 30, 2002, 2001 and 2000. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields.

	At June 30, 2002	Year Ended June 30,
		2002			2001			2000
	Rate End of Period	Average Balance	Interest	Yield/ Average Cost	Average Balance	Interest	Yield/ Average Cost	Average Balance	Interest	Yield/ Average Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits	1.61%	$1,062	$37	3.48%	$662	$28	4.23%	$533	$13	2.44%
Federal funds sold and other short-term investments	1.63	12,898	245	1.90	3,675	271	7.37	6,134	339	5.53
Investment securities, net(1)	4.02	57,554	2,649	4.60	32,470	2,283	7.03	19,667	1,309	6.66
Loans receivable(2)	7.28	1,143,901	90,567	7.92	1,072,140	92,555	8.63	925,624	74,977	8.10
Mortgage-backed securities, net(1)	6.15	136,079	8,306	6.10	110,734	7,554	6.82	106,237	7,066	6.65
FHLB stock	5.65	15,885	860	5.41	16,282	1,137	6.98	14,202	832	5.86

Total interest-earning assets	6.84	1,367,379	102,664	7.51	1,235,963	103,828	8.40	1,072,397	84,536	7.87
Non-interest-earning assets		32,834			30,411			25,650

Total assets		$1,400,213			$1,266,374			$1,098,047

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market deposits	2.04	183,662	4,364	2.38	$139,984	5,737	4.10	$163,017	7,062	4.33
Passbook deposits	0.95	27,632	341	1.23	22,780	451	1.98	21,324	421	1.97
NOW and other demand deposits	0.58	64,163	581	0.91	50,176	694	1.38	44,497	633	1.42
Certificate accounts	3.28	680,391	27,457	4.04	627,292	36,394	5.80	489,414	26,108	5.33

Total savings accounts	2.72	955,848	32,743		840,232	43,276		718,252	34,224
FHLB advances	4.61	278,364	15,425	5.54	290,408	17,761	6.12	252,284	14,690	5.82

Total interest-bearing liabilities	3.13	1,234,212	48,168	3.90	1,130,640	61,037	5.40	970,536	48,914	5.04
Non-interest-bearing liabilities		48,594			39,321			43,253
Stockholders’ equity		117,407			96,413			84,258

Total liabilities and stockholders’ equity		$1,400,213			$1,266,374			$1,098,047

Net interest income/interest rate spread(3)			$54,496	3.61%		$42,791	3.00%		$35,622	2.83%

Net interest margin(4)				3.99%			3.46%			3.32%

Ratio of interest-earning assets to interest-bearing liabilities				110.79%			109.32%			110.50%

(1)	Amount includes assets available for sale.
(2)	Amount is net of deferred loan fees, loan discounts, loans in process and loan loss allowances, and includes nonaccrual loans and loans held for sale.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis.  The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Year Ended June 30, 2002 Compared to Year Ended June 30, 2001			Year Ended June 30, 2001 Compared to Year Ended June 30, 2000
	Increase (Decrease) In Interest Income/Interest Expense			Increase (Decrease) In Interest Income/Interest Expense
	Due to		Net Change	Due to		Net Change
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Interest-earning deposits	$13	$(4)	$9	$4	$11	$15
Federal funds sold and other short-term investments	(37)	11	(26)	(409)	341	(68)
Investment securities, net(2)	662	(296)	366	896	78	974
Loans receivable, net(1)(2)	8,351	(10,339)	(1,988)	12,419	5,159	17,578
Mortgage-backed securities, net(2)	1,392	(640)	752	304	184	488
FHLB stock	(27)	(250)	(277)	132	173	305

Total interest-earning assets	10,354	(11,518)	(1,164)	13,346	5,946	19,292

Interest-bearing liabilities:
Money market deposits	3,959	(5,332)	(1,373)	(959)	(366)	(1,325)
Passbook deposits	143	(253)	(110)	29	1	30
NOW and other demand deposits	473	(586)	(113)	78	(17)	61
Certificate accounts	3,442	(12,379)	(8,937)	7,847	2,439	10,286
FHLB advances	(715)	(1,621)	(2,336)	2,304	767	3,071

Total interest-bearing liabilities	7,302	(20,171)	(12,869)	9,299	2,824	12,123

Change in net interest income	$3,052	$8,653	$11,705	$4,047	$3,122	$7,169

(1)	Includes nonaccrual loans.
(2)	Includes assets held or available for sale.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services. See “Quantitative and Qualitative Disclosures About Market Risk” and “—Asset/Liability Management.”

Impact of New Accounting Standards

In August 2001, the FASB issued FASB Statement No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 is effective for the

Company beginning July 1, 2002. The impact of such adoption did not result in a material impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued FASB Statement No. 145 (“SFAS No. 145”), “Rescission of FASB Statements No. 4 and No. 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 will rescind FASB Statements No. 4 (“SFAS No. 4”), “Reporting Gains and Losses from Extinguishment of Debt,” No. 44 (“SFAS No. 44”), “Accounting for Intangible Assets of Motor Carriers,” and No. 64 (“SFAS No. 64”), “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”; amend FASB Statement No. 13 (“SFAS No. 13”), “Accounting for Leases”; and make certain technical corrections to other standards.

SFAS No. 4 required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of SFAS No. 145, the criteria in Accounting Principles Board Opinion No. 30 (“APB No. 30”), “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded.

SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. Upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in APB No. 30. The Company adopted SFAS No. 145 as of January 1, 2002. During the quarter ended March 31, 2002, the Company prepaid $25.0 million of Federal Home Loan Bank advances that resulted in a pretax prepayment penalty of $0.5 million. The Company recorded the effects of the early extinguishment of debt as a component of Other Expense.

In June 2002, the FASB issued FASB Statement No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. It is anticipated that the financial impact of this statement will not have a material impact on the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not currently engage in the use of trading activities, high risk derivatives and synthetic instruments or hedging activities in controlling its interest rate risk. Such uses are permitted at the recommendation of the Asset/Liability Committee and could be utilized in the future.

The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Company’s earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Company’s exposure to differential changes in interest rates between assets and liabilities is shown in the Company’s Maturity and Rate Sensitivity Analysis under the caption “MD&A—Asset/Liability Management.” Another measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13a, “Interest Rate Risk Management.” This test measures the impact on net interest income and on net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts. Following are the estimated impacts of immediate changes in interest rates at the specified levels at June 30, 2002, calculated in compliance with Thrift Bulletin No. 13a:

Change In Interest Rates (In Basis Points)	Percentage Change In:
	Net Interest Income(1)	Net Portfolio Value(2)
+300	-2%	-50%
+200	2	-24
+100	3	-7
-100	-4	—
-200	-4	4
-300	4	19

(1)	The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents net portfolio value of the Bank in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk.

The Company continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. Management has focused its efforts on increasing the Company’s yield-cost spread through wholesale and retail growth opportunities.

The following table shows the Company’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the total balance of expected maturities and principal repayments and the instruments’ fair values at June 30, 2002. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

		June 30, 2002
	Weighted Average Rate End of Period	Expected Maturity/Principal Repayment
		2003	2004	2005	2006	2007	Thereafter	Total Balance(1)	Fair Value(1)
		(Dollars in thousands)
Interest-Sensitive Assets:
Interest-earning deposits	1.61%	$762	$—	$—	$—	$—	$—	$762	$762
Federal funds sold and other short-term investments	1.63	3,500	—	—	—	—	—	3,500	3,500
Loans Receivable:
One-to-four family	6.66	54,947	43,811	35,215	21,887	17,692	149,305	322,857	329,100
Multifamily and Non-Residential	7.48	227,823	167,751	123,080	91,592	65,971	195,838	872,055	893,483
Other	8.97	3,472	975	783	625	494	4,471	10,820	10,214
Mortgage-Backed Securities	6.15	37,163	27,383	18,883	12,589	7,958	40,300	144,276	146,671
Investment Securities	4.02	69,174	14,203	—	—	—	10,130	93,507	93,550
FHLB stock	5.65	16,685	—	—	—	—	—	16,685	16,685
Interest-Sensitive Liabilities:
Deposits
Money Market Deposits	2.04	22,930	45,139	45,139	25,390	25,391	65,288	229,277	229,277
Passbook Deposits	1.00	1,526	2,757	2,757	3,262	3,262	16,946	30,510	30,510
NOW and other demand deposits	0.58	10,812	13,402	13,402	7,538	7,539	19,426	72,119	72,119
Certificate Accounts	3.28	461,416	103,907	36,035	8,358	44,866	—	654,582	655,575
FHLB Advances	4.61	110,200	101,250	67,750	12,000	39,500	—	330,700	338,907
Interest-Sensitive Off-balance sheet items:(2)
Commitments to extend credit	5.62							20,021	—
Loans sold with recourse (including bond loans)	6.50							9,685	—
Unused lines of credit	5.10							26,216	(834)

(1)	Loans are reduced for nonperforming loans but are not reduced for the allowance for loan losses.
(2)	Total balance equals the notional amount of off-balance sheet items and interest rates are the weighted average interest rates of the underlying loans.

Expected maturities are contractual maturities adjusted for prepayments of principal. The Company uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on the Company’s historical experience. The Company’s average Constant Prepayment Rate (“CPR”) on its total fixed rate portfolio ranges from 8% to 32% and on its adjustable rate portfolio from 12% to 25% for interest-earning assets (excluding investment securities, which do not have prepayment features). For deposit liabilities, in accordance with standard industry practice and the Company’s own historical experience, “decay factors” were used to estimate deposit runoffs of 50%, 15%, and between 10% to 50% for passbook, checking and money market deposit accounts, respectively. The actual maturities of these instruments could vary substantially if future prepayments differ from the Company’s historical experience.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Quaker City Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Quaker City Bancorp, Inc. and subsidiaries as of June 30, 2002 and 2001 and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quaker City Bancorp, Inc. and subsidiaries as of June 30, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

July 23, 2002
Los Angeles, California

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2002 and 2001

(In thousands, except share data)

A S S E T S	2002	2001
Cash and due from banks	$14,128	$12,952
Interest-bearing deposits	762	2,898
Federal funds sold and other short-term investments	3,500	900
Investment securities held-to-maturity (fair value of $14,316 at June 30, 2002 and $13,306 at June 30, 2001) (note 2)	14,273	13,252
Investment securities available-for-sale, at fair value (note 2)	79,234	25,549
Loans receivable, net (notes 3 and 9)	1,193,035	1,093,168
Loans receivable held-for-sale (notes 3 and 16)	3,436	4,556
Mortgage-backed securities held-to-maturity (fair value of $120,222 at June 30, 2002 and $100,891 at June 30, 2001) (notes 4 and 9)	117,827	100,395
Mortgage-backed securities available-for-sale, at fair value (notes 4 and 9)	26,449	25,209
Real estate held for sale (note 5)	18	6
Federal Home Loan Bank stock, at cost (notes 6 and 9)	16,685	16,689
Office premises and equipment, net (note 7)	7,327	7,143
Deferred tax asset (note 10)	324	—
Accrued interest receivable and other assets (notes 2, 3, 4, 10 and 12)	10,436	10,840

	$1,487,434	$1,313,557

L I A B I L I T I E S A N D S T O C K H O L D E R S ‘ E Q U I T Y
Liabilities:
Deposits (note 8)	$1,009,725	$916,334
Federal Home Loan Bank advances (notes 3, 6 and 9)	330,700	276,150
Deferred tax liability (note 10)	—	208
Accounts payable and accrued expenses	8,605	6,354
Other liabilities (notes 8, 10 and 12)	9,893	9,703

Total liabilities	1,358,923	1,208,749

Stockholders’ Equity (notes 11 and 13):
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 6,610,017 shares and 5,133,691 shares at June 30, 2002 and 2001, respectively	66	51
Additional paid-in capital	124,428	73,121
Accumulated other comprehensive income (loss) (notes 2 and 4)	(244)	274
Retained earnings, substantially restricted (note 10)	4,818	32,156
Deferred compensation (notes 12 and 13)	(557)	(794)

Total stockholders’ equity	128,511	104,808
Commitments and contingent liabilities (note 3)

	$1,487,434	$1,313,557

See accompanying notes to consolidated financial statements.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Years ended June 30, 2002, 2001 and 2000

(In thousands, except share data)

	2002	2001	2000
Interest income:
Loans receivable	$90,489	$92,555	$74,977
Mortgage-backed securities	8,306	7,554	7,066
Investment securities	2,649	2,283	1,309
Other	1,220	1,436	1,184

Total interest income	102,664	103,828	84,536

Interest expense:
Deposits (note 8)	32,743	43,276	34,224
Federal Home Loan Bank advances and other borrowing	15,425	17,761	14,690

Total interest expense	48,168	61,037	48,914

Net interest income before provision for loan losses	54,496	42,791	35,622
Provision for loan losses (note 3)	200	800	1,600

Net interest income after provision for loan losses	54,296	41,991	34,022

Other income:
Deposit fees	3,551	2,475	1,610
Loan Servicing charges and fees	2,002	1,942	1,872
Gain on sale of loans held for sale	613	308	316
Commissions	886	919	882
Other	145	156	62

	7,197	5,800	4,742

Other expense:
Compensation and employee benefits (notes 12 and 13)	13,378	11,617	10,470
Occupancy, net	2,935	3,010	2,848
Federal deposit insurance premiums	407	370	458
Data processing	1,245	1,096	1,049
Advertising and promotional	1,292	1,309	975
Consulting fees	770	795	728
Prepayment penalty-Federal Home Loan Bank advances (note 9)	536	—	—
Other general and administrative expense	3,845	3,111	2,600

Total general and administrative expense	24,408	21,308	19,128
Real estate operations, net (note 5)	—	(46)	(519)
Amortization of core deposit intangible	115	115	76

Total other expense	24,523	21,377	18,685

Earnings before income taxes	36,970	26,414	20,079
Income taxes (note 10)	15,779	11,285	8,329

Net earnings	$21,191	$15,129	$11,750

Basic earnings per share (note 11)	$3.34	$2.46	$1.87

Diluted earnings per share (note 11)	$3.17	$2.32	$1.79

Weighted average basic shares outstanding	6,347,127	6,154,653	6,282,031
Weighted average diluted shares outstanding	6,693,092	6,519,356	6,562,758

See accompanying notes to consolidated financial statements.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended June 30, 2002, 2001 and 2000

(In thousands)

	2002	2001	2000
Net earnings	$21,191	$15,129	$11,750

Other comprehensive income:
Unrealized holding gain (loss) on securities available for sale arising during the period, net of taxes of $(376), $237 and $(61) for the years ended June 30, 2002, 2001, and 2000, respectively	(518)	326	(85)

Increase (decrease) in accumulated other comprehensive income, net of tax	(518)	326	(85)

Total comprehensive income	$20,673	$15,455	$11,665

See accompanying notes to consolidated financial statements.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended June 30, 2002, 2001 and 2000

(In thousands)

	Shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings, substantially restricted	Deferred compensation	Total
Balance, June 30, 1999	5,457	$55	$72,681	$33	$9,855	$(1,320)	$81,304
Net earnings	—	—	—	—	11,750	—	11,750
Repurchase and retirement of stock	(381)	(4)	(1,823)	—	(4,316)	—	(6,143)
Exercise of stock options, net of tax benefit	32	—	179	—	—	—	179
Unrealized loss on securities available for sale, net of tax	—	—	—	(85)	—	—	(85)
Deferred compensation amortized to expense	—	—	718	—	—	311	1,029

Balance, June 30, 2000	5,108	51	71,755	(52)	17,289	(1,009)	88,034
Net earnings	—	—	—	—	15,129	—	15,129
Repurchase and retirement of stock	(20)	—	(95)	—	(262)	—	(357)
Exercise of stock options, net of tax benefit	46	—	649	—	—	—	649
Unrealized gain on securities available for sale, net of tax	—	—	—	326	—	—	326
Deferred compensation amortized to expense	—	—	812	—	—	215	1,027

Balance, June 30, 2001	5,134	51	73,121	274	32,156	(794)	104,808
Net earnings	—	—	—	—	21,191	—	21,191
Shares issued in connection with stock dividend	1,322	13	47,481	—	(47,494)	—	—
Repurchase and retirement of stock	(33)	—	(159)	—	(1,035)	—	(1,194)
Exercise of stock options, net of tax benefit	187	2	2,649	—	—	—	2,651
Unrealized loss on securities available for sale, net of tax	—	—	—	(518)	—	—	(518)
Deferred compensation amortized to expense	—	—	1,336	—	—	237	1,573

Balance, June 30, 2002	6,610	$66	$124,428	$(244)	$4,818	$(557)	$128,511

See accompanying notes to consolidated financial statements.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30, 2002, 2001 and 2000

(In thousands)

	2002	2001	2000
Cash flows from operating activities:
Net earnings	$21,191	$15,129	$11,750

Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	(248)	148	(19)
Provision for loan losses	200	800	1,600
Provision for deferred income taxes	(156)	102	(1,559)
Gain on sale of real estate held for sale	—	(97)	(779)
Gain on sale of loans held for sale	(613)	(308)	(316)
Loans originated for sale	(57,868)	(36,585)	(53,039)
Sale of loans held for sale	59,265	53,275	48,910
Federal Home Loan Bank (FHLB) stock dividend received	(920)	(1,082)	(811)
(Increase) decrease in accrued interest receivable and other assets	289	390	(2,834)
Increase (decrease) in other liabilities	190	(236)	(3,349)
Increase in accounts payable and accrued expenses	2,251	982	760
Other	2,121	2,079	1,964

Total adjustments	4,511	19,468	(9,472)

Net cash provided by operating activities	25,702	34,597	2,278

Cash flows from investing activities:
Loans originated for investment	(315,272)	(187,368)	(213,427)
Loans purchased for investment	(131,551)	(105,572)	(85,752)
Principal repayments on loans	348,283	189,940	127,343
Purchases of investment securities available for sale	(54,612)	(16,005)	(9,500)
Purchases of investment securities held to maturity	(12,366)	(5,944)	(12,826)
Maturities and principal repayments of investment securities held to maturity	11,313	14,687	2,925
Purchases of MBS available for sale	(10,183)	(8,005)	(11,480)
Principal repayments of MBS available for sale	9,040	7,750	2,790
Purchases of MBS held to maturity	(66,440)	(42,298)	(12,026)
Principal repayments on MBS held to maturity	48,703	27,313	10,637
Sale of real estate held for sale	6	559	4,640
Redemption (purchase) of FHLB stock	924	—	(2,575)
Investment in office premises and equipment	(1,305)	(1,268)	(2,084)

Net cash used by investing activities	(173,460)	(126,211)	(201,335)

Cash flows from financing activities:
Increase in deposits	93,391	108,105	84,490
Increase in deposits from branch acquisition	—	—	45,900
Proceeds from funding of FHLB advances	226,900	406,350	604,434
Repayments of FHLB advances	(172,350)	(420,450)	(548,884)
Repurchase and retirement of stock	(1,194)	(357)	(6,143)
Common stock options exercised	2,651	649	179

Net cash provided by financing activities	149,398	94,297	179,976

Increase (decrease) in cash and cash equivalents	1,640	2,683	(19,081)
Cash and cash equivalents at beginning of year	16,750	14,067	33,148

Cash and cash equivalents at end of year	$18,390	$16,750	$14,067

Supplemental disclosures of cash flow information:
Interest paid (including interest credited)	$48,591	$59,588	$49,496
Cash paid for income taxes	14,497	10,951	8,690

Supplemental schedule of noncash investing and financing activities:
Additions to loans resulting from the sale of real estate acquired through foreclosure	$—	$262	$—
Additions to real estate acquired through foreclosure	18	84	1,362

See accompanying notes to consolidated financial statements.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002 and 2001

(1)  Basis of Presentation and Summary of Significant Accounting Policies

Quaker City Bancorp, Inc. (the “Company”), incorporated in Delaware, is primarily engaged in the savings and loan business through its wholly owned subsidiary, Quaker City Bank (the “Bank”). At June 30, 2002, the Bank operated twenty-one retail banking offices in southern California. The Bank is subject to significant competition from other financial institutions, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent the significant accounting policies of the Company.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Quaker City Bancorp, Inc., Quaker City Neighborhood Development, Inc., Quaker City Bank and its wholly owned subsidiary, Quaker City Financial Corporation. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

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

Financial Instruments

Accounting standards require the disclosure of the fair value of financial instruments, whether or not recognized on the statement of financial condition, for which it is practicable to estimate the value. A significant portion of the Company’s assets and liabilities are financial instruments as defined under applicable accounting standards. Fair values, estimates and assumptions are set forth in note 16, Fair Value of Financial Instruments.

Risks Associated with Financial Instruments

The credit risk of a financial instrument is the possibility that a loss may result from the failure of another party to perform in accordance with the terms of the contract. The most significant credit risk associated with the Company’s financial instruments is concentrated in its loans receivable. Additionally, the Company is subject to credit risk on certain loans sold with recourse. The Company has established a system for monitoring the level of credit risk in its loan portfolio and for loans sold with recourse.

Concentrations of credit risk would exist for groups of borrowers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The ability of the Company’s borrowers to repay their commitments is contingent on several factors, including the economic conditions in the borrowers’ geographic area and the individual financial condition of the borrowers.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company generally requires collateral or other security to support borrower commitments on loans receivable. This collateral may take several forms. Generally, on the Company’s mortgage loans, the collateral will be the underlying mortgaged property. The Company’s lending activities are primarily concentrated in southern California.

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not currently engage in trading activities. The Company is subject to interest rate risk to the degree that its interest-earning assets reprice on a different frequency or schedule than its interest-bearing liabilities. A majority of the Company’s loans receivable and mortgage-backed securities reprice based upon various lagging indices such as the Eleventh District Cost of Funds Index (“COFI”) and the twelve month average of the one-year Constant Maturity Treasury (“CMT”), (“12MAT”). The repricing of these assets may tend to lag those tied to other indices. The Company closely monitors the pricing sensitivity of its financial instruments.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits and Federal funds sold and other short-term investments. Generally, Federal funds sold and short-term investments are held for one-day periods. The amounts included in cash and cash equivalents and qualifying investment securities generally constitute the Company’s liquidity portfolio. The Company maintains liquidity to satisfy regulatory requirements. The liquidity portfolio is managed in a manner intended to maximize flexibility and yield, while minimizing interest rate risk, credit risk and the cost of the capital required to be maintained for such assets.

Assets Held or Available for Sale

The Company identifies those loans, mortgage-backed securities (“MBS”) and investment securities for which it does not have the positive intent and ability to hold to maturity. If management has the positive intent and the Company has the ability to hold such assets until maturity, they are classified as held to maturity and are carried at amortized historical cost. Securities that are to be held for indefinite periods of time and not intended to be held to maturity are generally classified as available for sale and are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of income tax effect. However, if a decline in fair value is determined to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis, and the amount of the writedown is included in earnings. Gains and losses from the sales of MBS and investment securities available for sale are recognized at the time of sale and are determined by the specific-identification method. Premiums and discounts on MBS and investment securities available for sale are amortized utilizing the interest method over the contractual terms of the assets. Loans held for sale are carried at the lower of amortized historical cost or fair value as determined on an aggregate basis. Assets held for indefinite periods of time include assets that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors.

Assets Held to Maturity

Loans, MBS and investment securities, excluding those held or available for sale, are carried at amortized historical cost, adjusted for amortization of premiums and discounts utilizing the interest method over the contractual terms of the assets. The carrying value of these assets is not adjusted for

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Allowance for Loan Losses

The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses on loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of credit risk inherent in the portfolio, historical loss experience and the Company’s underwriting practices. As a result of weaknesses in certain real estate markets, increases in the allowance for loan losses may be required in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. These agencies may require the Bank to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

Impaired Loans

A loan is considered impaired when based on current circumstances and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Creditors are required to measure impairment of a loan based on any one of the following: (i) the present value of expected future cash flows from the loan discounted at the loan’s effective interest rate, (ii) an observable market price or (iii) the fair value of the loan’s underlying collateral. The Company measures impairment based on the fair value of the loan’s underlying collateral property. Impaired loans exclude large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include all one-to-four family loans with principal balances of less than $300,000, commercial properties with balances of less than $500,000 and multifamily loans with balances of less than $750,000.

Factors considered as part of the periodic loan review process to determine whether a loan is impaired address both the amount the Company believes is probable that it will collect and the timing of such collection. As part of the Company’s loan review process, the Company will consider such factors as the ability of the borrower to continue to meet the debt service requirements, assessments

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of other sources of repayment, the fair value of any collateral and the creditor’s prior history in dealing with these types of credits. In evaluating whether a loan is considered impaired, insignificant delays in payment, (less than 12 months) in the absence of other facts and circumstances would not alone lead to the conclusion that a loan was impaired.

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

Real Estate Held for Sale

Real estate acquired through foreclosure (“REO”) is initially recorded at fair value at the date of foreclosure, less costs of disposition. Fair value is determined by an appraisal obtained at the time of foreclosure. Thereafter, if there is a further deterioration in value, the Company writes down the REO directly and charges operations for the diminution in value. Costs relating to holding property, net of rental and other income, are expensed in the current period. Gains on the sale of real estate are recognized at the time of sale. Losses realized and expenses incurred in connection with the disposition of foreclosed real estate are charged to current earnings.

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

Core Deposit Premium

The Company has acquired customer deposit accounts from financial institutions in its market area. The core deposit premium amounting to $497,000 and $611,000, respectively, at June 30, 2002 and 2001 relates to the value of the depositor relationship and is included in other assets and is amortized over a seven year period using the straight-line method.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Option Plans

The Company applies Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” the intrinsic value method, to account for stock based compensation. In accordance with FASB Statement No. 123 (“SFAS No. 123”), “Accounting for Stock Based Compensation,” the Company includes pro forma disclosures reflecting the impact of the fair value method on net earnings and earnings per share for stock options granted.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Information and Disclosures

Accounting standards require the Company to report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim reports to stockholders. These standards also require disclosures about products and services, geographic areas and major customers. The Company views its business as consisting of one business segment—banking. The principal business activities of this segment are attracting funds from the general public and originating and investing in loans, primarily real estate mortgage loans, mortgage-backed securities and investments securities.

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

Derivatives

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” A derivative is considered either an asset or liability in the statement of financial condition and measured at fair value. For a derivative designated as a hedging instrument, the changes in fair value of the derivative are either (a) recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item or (b) reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a derivative not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change. As of June 30, 2002, the Company has approximately $2.7 million of commitments to originate loans which will be held for sale and approximately $3.4 million of loan sale commitments that qualify as derivatives under SFAS No. 133. The fair value of such commitments approximates zero at June 30, 2002.

Other Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (the “FASB”) issued FASB Statement No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 is effective for the Company beginning July 1, 2002. The impact of such adoption did not result in a material impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued FASB Statement No. 145 (“SFAS No. 145”), “Rescission of FASB Statements No. 4 and No. 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 will rescind FASB Statements No. 4 (“SFAS No. 4”), “Reporting Gains and Losses from Extinguishment of Debt,” No. 44 (“SFAS No. 44”), “Accounting for Intangible Assets of Motor Carriers,” and No. 64 (“SFAS No. 64,)” “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”; amend FASB Statement No. 13 (“SFAS No. 13”), “Accounting for Leases,” and make certain technical corrections to other standards.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 4 required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of SFAS No. 145, the criteria in Accounting Principles Board Opinion No. 30 (“APB No. 30”), “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded.

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

In June 2002, the FASB issued FASB Statement No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. It is anticipated that the financial impact of this statement will not have a material impact on the Company.

(2)  Investment Securities

The following table provides a summary of investment securities with a comparison of amortized cost and fair values:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2002:
Held to maturity:
U.S. Government and Federal agency obligations	$12,273	$114	$(66)	$12,321
Corporate Debt Securities	2,000	—	(5)	1,995

	$14,273	$114	$(71)	$14,316

Available for sale:
FNMA/FHLMC Preferred Stock	$31,377	$158	$(1,085)	$30,450
Mutual Funds	48,745	39	—	48,784

	$80,122	$197	$(1,085)	$79,234

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2001:
Held to maturity:
U.S. Government and Federal agency obligations	$13,252	$111	$(57)	$13,306

Available for sale:
FNMA/FHLMC Preferred Stock	$22,500	$50	$(6)	$22,544
Mutual Funds	3,008	—	(3)	3,005

	$25,508	$50	$(9)	$25,549

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2002 and 2001, the Company had accrued interest receivable on investment securities of $470,000 and $393,000, respectively, which is included in accrued interest receivable and other assets in the accompanying consolidated statements of financial condition.

There were no sales of investment securities available for sale in fiscal 2002, 2001 and 2000. There were no gross gains or losses realized during fiscal 2002, 2001 and 2000.

The contractual principal maturities of bond obligations and corporate debt securities for investment securities held-to-maturity as of June 30, 2002 are as follows:

	Contractual principal maturity
	Total	Maturing 1 year to 5 years	Maturing after 10 years
	(In thousands)
U.S. Government and Federal agency obligations	$12,273	$6,949	$5,324
Corporate debt securities	2,000	—	2,000

Total	$14,273	$6,949	$7,324

The U.S. Government and Federal agency obligations included in the above table have contractual terms to maturity, however, expected maturities may differ from contractual maturities as these securities are subject to contractual call provisions.

(3)  Loans Receivable, Net

The following table presents carrying values of loans receivable at the dates indicated:

	June 30
	2002	2001
	(In thousands)
Real estate:
Residential:
One-to-four units	$325,432	$311,860
Multifamily	606,543	550,919
Commercial and land	267,185	241,715

	1,199,160	1,104,494
Other	10,843	9,067

	1,210,003	1,113,561
Less:
Undisbursed loan funds	154	459
Unamortized discounts	(1,225)	443
Deferred loan fees, net	3,472	3,992
Allowance for loan losses	11,131	10,943

	1,196,471	1,097,724

Less:
Held for sale:
One-to-four units	3,436	1,034
Multifamily	—	2,637
Commercial	—	885
Other	—	—

	3,436	4,556

Held to maturity	$1,193,035	$1,093,168

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average interest rate on the Company’s loan portfolio was 7.28% and 8.39% at June 30, 2002 and 2001, respectively.

Certain mortgage loans aggregating $562.8 million and $571.2 million at June 30, 2002 and 2001, respectively, are collateral for FHLB advances.

At June 30, 2002 and 2001, the Bank had loans with an outstanding balance of $10.0 million and $10.3 million, respectively, under two separate agreements with the City of Los Angeles to guarantee up to a total of $15 million of multifamily housing revenue bonds primarily for the acquisition and renovation of earthquake-stricken properties. In conjunction with these guarantees, standby letters of credit were issued by the Federal Home Loan Bank. Additionally, the principal balances of other loans sold with recourse totaled $260,000 and $376,000 at June 30, 2002 and 2001, respectively.

At June 30, 2002 and 2001, the Bank had accrued interest receivable on loans of $6.4 million and $6.9 million, respectively, which is included in accrued interest receivable and other assets in the accompanying consolidated statements of financial condition.

The Company serviced loans for investors totaling $280.0 million, $312.0 million and $299.1 million at June 30, 2002, 2001 and 2000, respectively.

Activity in the allowance for loan losses is summarized as follows:

	June 30
	2002	2001	2000
	(In thousands)
Allowances for loan losses:
Balance at beginning of year	$10,943	$10,161	$8,684
Provision for loan losses	200	800	1,600
Charge-offs, net	(12)	(18)	(123)

Balance at end of year	$11,131	$10,943	$10,161

Credit Risk and Concentration

At June 30, 2002 and 2001, the balances of nonaccrual loans totaled $4.3 million and $3.2 million, respectively, net of specific allowances of $81,000 and $0. The Company’s nonaccrual policy requires that loans be placed on nonaccrual status after being delinquent 60 days or earlier if warranted. There were no accruing loans contractually past due 60 days or more at June 30, 2002 and 2001.

The gross amount of interest income on nonaccrual loans that would have been recorded during the years ended June 30, 2002, 2001 and 2000 if the nonaccrual loans had been current in accordance with their original terms was $299,000, $264,000 and $312,000, respectively. For the years ended June 30, 2002, 2001 and 2000, $144,000, $152,000 and $247,000, respectively, were actually earned on nonaccrual loans and are included in interest income on loans in the accompanying consolidated statements of earnings. Interest income earned on nonaccrual loans is generally recorded utilizing the cash-basis method of accounting.

The Company’s real estate loans are predominantly secured by properties located in southern California.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impaired Loans

At June 30, 2002 and 2001, the Company had a gross investment in impaired loans of $328,000 and $874,000, respectively. During the years ended June 30, 2002, 2001 and 2000, the Company’s average investment in impaired loans was $514,000, $1.3 million and $1.7 million, respectively, and for the years then ended, interest income on such loans totaled $37,000, $104,000 and $126,000, respectively. Interest income on impaired loans which are performing is generally recorded in accordance with the policy for non-accrual loans. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. At June 30, 2002 and 2001 all impaired loans were performing in accordance with their contractual terms.

Impaired loans at June 30, 2002 included $328,000 of loans for which specific valuation allowances of $81,000 had been established. At June 30, 2001, the Company had $874,000 of impaired loans for which specific valuation allowances of $172,000 had been established. All such provisions for losses and any related recoveries are recorded as part of the total allowance for loan losses.

(4)  Mortgage-Backed Securities

Summarized below are the amortized cost and estimated fair values of MBS:

	June 30, 2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Held to maturity:
GNMA, FNMA and FHLMC securities	$54,099	$1,792	$—	$55,891
Issued by other financial institutions	6,309	—	—	6,309
Collateralized mortgage obligations	57,419	606	(3)	58,022

	$117,827	$2,398	$(3)	$120,222

Available for sale:
GNMA, FNMA and FHLMC securities	$18,382	$277	$—	$18,659
Collateralized mortgage obligations	7,601	189	—	7,790

	$25,983	$466	$—	$26,449

	June 30, 2001
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Held to maturity:
GNMA, FNMA and FHLMC securities	$74,580	$619	$(72)	$75,127
Issued by other financial institutions	9,044	—	—	9,044
Collateralized mortgage obligations	16,771	44	(95)	16,720

	$100,395	$663	$(167)	$100,891

Available for sale:
GNMA, FNMA and FHLMC securities	$13,853	$305	$—	$14,158
Collateralized mortgage obligations	10,924	167	(40)	11,051

	$24,777	$472	$(40)	$25,209

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual principal maturities for MBS as of June 30, 2002, are as follows:

	Contractual principal maturity
	Total	Maturing 1 year to 5 years	Maturing 5 years to 10 years	Maturing after 10 years
	(In thousands)
GNMA, FNMA and FHLMC securities	$72,481	$4,918	$3	$67,560
Issued by other financial institutions	6,309	962	—	5,347
Collateralized mortgage obligations	65,020	—	2,146	62,874

Total	$143,810	$5,880	$2,149	$135,781

The mortgage-backed securities included in the above table have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.

There were no sales of mortgage-backed securities available for sale in fiscal 2002, 2001 and 2000. There were no gross gains or losses realized during fiscal 2002, 2001 and 2000.

The collateralized mortgage obligations held at June 30, 2002 and 2001 represented nonequity interests in mortgage pass-through certificates (Class A-1 Senior Certificates) and were of investment grade.

The Company had accrued interest receivable on mortgage-backed securities of $782,000 and $829,000 at June 30, 2002 and 2001, respectively, which is included in accrued interest receivable and other assets in the accompanying consolidated statements of financial condition.

(5)  Real Estate Held for Sale

All real estate held for sale was acquired through foreclosure.

The following table summarizes real estate operations, net:

	June 30
	2002	2001	2000
	(In thousands)
Net (income) loss from operations:
Gain on sale of real estate held for development	—	—	(100)
Gain on sale of foreclosed real estate owned	—	(97)	(679)
Losses on operations of foreclosed real estate owned	—	51	260

Real estate operations, net	$—	$(46)	$(519)

(6)  Federal Home Loan Bank (“FHLB”) Stock

As a member of the FHLB System, the Bank is required to own capital stock in the FHLB of San Francisco in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage assets, home purchase contracts and similar obligations at the end of each year, or 5% of its outstanding borrowings from the FHLB of San Francisco. The Bank was in

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compliance with this requirement with an investment in FHLB of San Francisco stock of $16.7 million for both June 30, 2002 and 2001. FHLB stock is recorded at historical cost.

(7)  Office Premises and Equipment

The following is a summary of office premises and equipment, net:

	June 30
	2002	2001
	(In thousands)
Land	$2,075	$2,075
Buildings and leasehold improvements	9,084	8,674
Furniture, fixtures and equipment	6,285	5,795

	17,444	16,544
Less accumulated depreciation and amortization	10,117	9,401

	$7,327	$7,143

The Company recorded depreciation and amortization expense on premises, equipment and leasehold improvements of $1.1 million, $1.2 million and $1.1 million during fiscal 2002, 2001 and 2000, respectively.

(8)  Deposits

The following is a summary of deposits:

	June 30, 2002		June 30, 2001
	Weighted average rate	Amount	Weighted average rate	Amount
	(Dollars in thousands)
Money market deposits	2.04%	$229,277	3.08%	$151,849
Passbook deposits	1.00	30,510	1.99	24,589
NOW and other demand deposits	0.58	72,119	1.41	55,960
Non-interest bearing demand deposits	—	23,237	—	19,037
Certificates of deposit:
3 months or less	2.94	187,210	5.82	194,140
Over 3 through 6 months	2.36	175,254	4.96	307,783
Over 6 through 12 months	3.12	98,952	4.97	111,929
Over 12 months	4.53	193,166	5.43	51,047

	2.66%	$1,009,725	4.46%	$916,334

The weighted average interest rates are at the end of the period and are based upon stated interest rates without giving consideration to daily compounding of interest or forfeiture of interest because of premature withdrawal.

Certificates of deposit of $100,000 or more accounted for $230.1 million and $227.6 million of deposits at June 30, 2002 and 2001 respectively.

At June 30, 2002 and 2001, the Company had accrued interest payable on deposits of $100,000 and $134,000, respectively, which is included in other liabilities in the accompanying consolidated statements of financial condition.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deposits at June 30, 2002 mature as follows (in thousands):

Immediately withdrawable	$355,143
Year ending June 30:
2003	461,416
2004	103,907
2005	36,035
2006	8,358
2007 and thereafter	44,866

$1,009,725

Interest expense by type of deposit account is summarized in the following table for the periods indicated:

	Year ended June 30
	2002	2001	2000
	(In thousands)
Money market deposits	$4,364	$5,737	$7,062
Passbook deposits	341	451	421
NOW and other demand deposits	581	694	633
Certificates of deposit	27,457	36,394	26,108

	$32,743	$43,276	$34,224

(9)  Federal Home Loan Bank Advances

Federal Home Loan Bank advances are summarized as follows:

	June 30
	2002	2001
	(In thousands)
FHLB advances, due at various dates through fiscal 2011, with interest rates from 2.01% to 7.23% and a weighted average rate of 4.61% at June 30, 2002 and from 3.94% to 7.23% and a weighted average rate of 5.89% at June 30, 2001	$330,700	$276,150

These advances are secured by the Bank’s stock in the FHLB, certain MBS and certain mortgage loans aggregating $562.8 million and $571.2 million at June 30, 2002 and 2001, respectively. At June 30, 2002, the amount of additional credit available from the FHLB was $109.6 million.

The maturities of FHLB advances are as follows (in thousands):

Year ending June 30:
2003	$110,200
2004	101,250
2005	67,750
2006	12,000
2007 and thereafter	39,500

$330,700

During the year ended June 30, 2002, the Company prepaid approximately $25.0 million of its higher cost borrowings and replaced the funds with less expensive borrowings. In association with

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the debt prepayment, the Company paid a prepayment fee of $536,000. The prepayment fee is disclosed in other expense on the accompanying consolidated statements of earnings.

(10)  Income Taxes

Income taxes for the years ended June 30, 2002, 2001 and 2000 are comprised of the following:

	Federal	State	Total
	(In thousands)
Year ended June 30, 2002:
Current	$11,855	$4,080	$15,935
Deferred	(236)	80	(156)

	$11,619	$4,160	$15,779

Year ended June 30, 2001:
Current	$8,487	$2,900	$11,387
Deferred	(152)	50	(102)

	$8,335	$2,950	$11,285

Year ended June 30, 2000:
Current	$7,441	$2,447	$9,888
Deferred	(1,045)	(514)	(1,559)

	$6,396	$1,933	$8,329

A reconciliation from expected Federal income taxes to consolidated effective income taxes for the periods indicated follows. The statutory Federal income tax rates for June 30, 2002, 2001 and 2000 were 35%.

	Year ended June 30
	2002	2001	2000
	(In thousands)
Expected Federal income taxes	$12,940	$9,245	$7,028
Increases (decreases) in computed tax resulting from:
State taxes, net of Federal benefit	2,704	1,918	1,516
Fair value of ESOP shares over cost	467	285	251
Recaptured accrued taxes	—	—	(400)
Other, net	(332)	(163)	(66)

	$15,779	$11,285	$8,329

The Bank’s tax bad debt reserve balance of approximately $10.9 million as of June 30, 2002, will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to stockholders in excess of the Bank’s current and accumulated earnings and profit, a redemption of shares or upon a partial or complete liquidation of the Bank. The Bank does not intend to make distributions to stockholders that would result in recapture of any portion of its bad debt reserve. Since management intends to use the reserve only for the purpose for which it was intended, a deferred tax liability of approximately $3.8 million has not been recorded.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2002 and 2001 are presented below:

	2002	2001
	(In thousands)
Deferred tax assets:
Loan valuation allowances	$4,025	$3,906
State income taxes	1,501	1,200
Deferred compensation	1,230	1,115
Amortization of core deposit	285	281
Unrealized losses on securities available for sale	178	—
Accelerated depreciation	234	101

Total gross deferred tax assets	$7,453	$6,603

Deferred tax liabilities:
Deferred loan fees	$(3,470)	$(3,386)
FHLB stock dividends	(3,432)	(3,038)
Unrealized gains on securities available for sale	—	(199)
Other	(227)	(188)

Total gross deferred tax liabilities	7,129	(6,811)

Net deferred tax asset (liability)	$324	$(208)

Deferred tax assets are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is “more likely than not” that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or tax credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carryback, (2) future taxable income, exclusive of the reversal of existing temporary differences, that will result from the reversal of existing taxable temporary differences and (3) future taxable income generated by future operations. In addition, tax planning strategies may be available to accelerate taxable income or deductions, change the character of taxable income or deductions, or switch from tax-exempt to taxable investments so that there will be sufficient taxable income of an appropriate character and in the appropriate periods to allow for realization of the tax benefits. Management believes that the above-described deferred tax assets are more likely than not to be realized and accordingly has not established a valuation allowance for the years ended June 30, 2002 and 2001.

Included in other assets are current taxes receivable of $108,000 at June 30, 2001.

Included in other liabilities are current taxes payable of $480,000 and $530,000 at June 30, 2002 and 2001, respectively.

(11)  Regulatory Capital and Earnings Per Share

The Bank is required to maintain certain minimum levels of regulatory capital as set forth by the Office of Thrift Supervision (“OTS”) in capital standards applicable to all thrifts. These capital standards

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

include a core capital requirement, a tangible capital requirement and a risk-based capital requirement. The Bank exceeds all capital requirements at June 30, 2002, as shown in the following table:

	Tangible capital		Core capital		Risk-based capital
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Actual	$124,005	8.34%	$124,005	8.34%	$135,055	13.50%
Required	22,301	1.50	59,471	4.00	80,044	8.00

Excess	$101,704	6.84%	$64,534	4.34%	$55,011	5.50%

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) contains prompt corrective action (“PCA”) provisions pursuant to which banks and savings institutions are to be classified into one of five categories, based primarily upon capital adequacy, and which require specific supervisory actions as capital levels decrease. The OTS regulations implementing the PCA provisions define the five capital categories. The following table sets forth the definitions of the categories and the Bank’s ratios as of June 30, 2002 and 2001:

Capital category	Tangible Capital Ratio	Total Capital to Risk-Weighted Assets	Core Capital to Risk-Weighted Assets	Core Capital to Adjusted Total Assets
Well-capitalized	N/A	≥10%	≥6%	≥5%
Adequately capitalized	N/A	≥8%	≥4%	≥4%
Undercapitalized	N/A	<8%	<4%	<4%
Significantly undercapitalized	N/A	<6%	<3%	<3%
Critically undercapitalized	≤2%	N/A	N/A	N/A
Bank at June 30, 2002	8.34%	13.50%	12.39%	8.34%

Bank at June 30, 2001	7.81%	12.96%	11.72%	7.81%

The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from well-capitalized to adequately capitalized, or to subject an adequately capitalized or undercapitalized institution to the supervisory actions applicable to the next lower category, for supervisory concerns. Based on the latest notification from the OTS, at June 30, 2002 and 2001, the Bank was a well-capitalized institution. There are no conditions or events that management believes has changed the institution’s category under the capital guidelines.

Dividends

Savings association subsidiaries of holding companies generally are required to provide their OTS District Director not less than 30 days’ advance notice of any proposed declaration of a dividend on the association’s stock. Under regulations adopted by the OTS, the insured institution’s ability to declare and pay a dividend to its holding company is subject to certain limitations. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized associations. The Bank is considered a well-capitalized institution for purposes of dividend declarations. During fiscal 2002, the Bank declared a $4.0 million dividend payable to the Company based on an authorization by the Board of Directors of the Bank. As of June 30, 2002, a dividend of $1.0 million has been paid to the Company.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

	For the Year Ended June 30, 2002(1)			For the Year Ended June 30, 2001(1)			For the Year Ended June 30, 2000(1)
	Earnings (Numerator)	Shares (Denominator)	Per- Share Amount	Earnings (Numerator)	Shares (Denominator)	Per- Share Amount	Earnings (Numerator)	Shares (Denominator)	Per- Share Amount
	(Dollars in thousands)
Net earnings	$21,191			$15,129			$11,750

Basic EPS
Earnings available to common stockholders	$21,191	6,347,127	$3.34	$15,129	6,154,653	$2.46	$11,750	6,282,031	$1.87

Effect of Dilutive Securities
Options-common stock equivalents		345,965			364,703			280,727

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$21,191	6,693,092	$3.17	$15,129	6,519,356	$2.32	$11,750	6,562,758	$1.79

(1)	All share and exercise prices have been restated to reflect the impact of the 25% stock dividend issued during the year ended June 30, 2002.

(12)  Retirement Plans

Defined Benefit/Cash Balance Plan

The Bank maintains a noncontributory defined benefit pension plan (the “Plan”). Employees become eligible to participate in the Plan upon attaining the age of 21 and completing one year of service during which they have served a minimum of 1,000 hours. Until December 31, 1999, the Plan was an income replacement retirement plan. The benefits were based on years of service and the three consecutive years of employment during which the participant earned the highest compensation. Contributions were intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Effective December 31, 1993, the Plan was frozen for benefit service accrued, and employees hired after November 30, 1992 did not participate in the Plan.

The Board of Directors approved the conversion of the Plan into a Cash Balance Plan effective January 1, 2000. Under the provisions of the Cash Balance Plan, a cash balance account is established for each participant at plan entry and increased over time with pay and interest credits. Pay credits are equal to 5.0% of eligible pay and are credited to each participant’s cash balance account annually. Interest credits are based on ten-year Treasury Note rates and are credited to a participant’s cash balance account quarterly. At termination of employment, a participant (if vested) becomes entitled to receive his or her cash balance account in a single payment or have it converted to a monthly annuity payable for life (or over a joint lifetime with his or her beneficiary) at retirement. Employees are eligible to participate in the Cash Balance Plan upon attaining the age of 21 and completing one year of service during which they have served a minimum of 1,000 hours. The Cash Balance Plan is intended to be an Employees’ Retirement Income Security Act-qualified (“ERISA”) plan, and the Bank has filed for Internal Revenue Service (“IRS”) approval.

Plan assets, at fair value, are primarily comprised of government obligations and short-term investments.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the Plan’s funded status and amounts recognized in the Bank’s consolidated statements of financial condition:

	June 30
	2002	2001
	(In thousands)
Change in Benefit Obligation
Projected benefit obligation, beginning of year	$2,728	$3,851
Service cost	200	210
Interest cost	194	215
Benefits paid	(155)	(1,731)
Plan amendment	61	54
Actuarial gain	207	129

Projected benefit obligation, end of year	3,235	2,728

Change in Plan Assets
Fair value of plan assets, beginning of year	2,688	2,989
Actual return on plan assets	196	450
Employer contributions	380	980
Benefits paid	(155)	(1,731)

Fair value of plan assets, end of year	3,109	2,688

Funded Status
Unrecognized transition asset	(1)	(2)
Unrecognized prior service cost	376	369
Unrecognized loss	179	12

Net amount recognized	$428	$339

Components of Net Periodic Benefit Cost
Service cost	$200	$210
Interest cost	194	215
Expected return on plan assets	(158)	(155)
Amortization of unrecognized transition obligation	(1)	(1)
Amortization of unrecognized prior service cost	54	37
Amortization of unrecognized loss	2	37
Effect of settlement	—	118

Net periodic benefit cost	$291	$461

Accumulated Benefit Obligation, end of year	$2,763	$2,327

Amounts Recognized in Statement of Financial Condition
Prepaid benefit cost	$428	$339

Net amount recognized	$428	$339

        The weighted average discount rates used in determining the actuarial present value of the benefit obligations were 7.00% as of June 30, 2002 and 7.25% as of June 30, 2001. The salary increase assumption was 4.00% as of June 30, 2002 and 2001, respectively. The expected long-term rate of return on assets was 6.00% as of June 30, 2002 and 2001, respectively.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Executive Retirement Plan

The Bank has a supplemental executive defined benefit pension plan (“SERP”) covering specified employees. The benefits are based on employee compensation and length of service and are offset by benefits provided by Social Security and the Company’s other qualified retirement plans.

The following table sets forth the Plan’s funded status and amounts recognized in the Bank’s consolidated statements of financial condition:

	June 30
	2002	2001
	(In thousands)
Change in Benefit Obligation
Projected benefit obligation, beginning of year	$361	$351
Interest cost	23	27
Curtailment/Settlement	(94)	(46)
Actuarial loss	1	29

Projected benefit obligation, end of year	291	361

Funded Status
Unrecognized loss	23	29

Net amount recognized	$(268)	$(332)

Components of Net Periodic Benefit Cost
Interest cost	$23	$27
Amortization of unrecognized loss	6	—

Net periodic benefit cost	$29	$27

Accumulated Benefit Obligation, end of year	$291	$361

Amounts Recognized in Statement of Financial Condition
Accrued benefit liability	$(291)	$(361)
Accumulated comprehensive income	23	29

Net amount recognized	$(268)	$(332)

The weighted average discount rates used in determining the actuarial present value of the benefit obligations were 7.00% as of June 30, 2002 and 7.25% as of June 30, 2001.

Retirement Benefit Equalization Plan

In conjunction with the conversion of the Bank’s Defined Benefit Plan into a Cash Balance Plan effective January 1, 2000, the SERP was converted into a Retirement Benefit Equalization Plan (“RBEP”) for certain employees. The RBEP is a supplemental plan to the Cash Balance Plan, 401(k) Plan, and Employee Stock Ownership Plan (“ESOP”) and is intended to provide certain covered employees with the total amount of retirement income that they would otherwise receive under these plans if not for legislated ceilings in compliance with certain sections of the Internal Revenue Code which limit retirement benefits payable from qualified plans.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the provisions of the RBEP, a cash balance account is established for each participant at plan entry and increased over time with contribution and interest credits. Contribution credits are equal to the amounts not contributed under the qualified plans due to IRS limitations and are credited to each participant’s cash balance account annually.

Interest credits are based on ten-year Treasury Note rates and are credited to a participant’s cash balance account quarterly.

The expense related to the RBEP totaled $107,000, $154,000 and $47,000, for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

Employee Stock Ownership Plan

The Company has established an ESOP for all employees who are age 21 or older and have completed one year of service with the Bank during which they have served a minimum of 1,000 hours. The ESOP is internally leveraged and borrowed $3.1 million from the Company to purchase 10% of the outstanding shares of the common stock of Quaker City Bancorp, Inc. issued in the original conversion to common stock ownership. The loan will be repaid principally from the Bank’s discretionary contributions to the ESOP. In conjunction with the conversion of the Bank’s Defined Benefit Plan into a Cash Balance Plan effective January 1, 2000, and the inclusion of all eligible employees as participants in the Plan, the Board of Directors approved an amendment which allows the loan underlying the ESOP to be reamortized over a longer period of time. ESOP participants will receive essentially the same benefit, but the length of time by which it will be received will be extended from September 2003 to December 2004. At June 30, 2002 and 2001, the outstanding balance on the loan was $582,000 and $815,000, respectively. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after five years of vesting service. Vesting will accelerate upon retirement, death or disability of the participant or in the event of a change in control of the Bank or the Company. Forfeitures are reallocated among remaining participating employees, in the same proportion as contributions. Benefits may be payable upon death, retirement, early retirement, disability or separation from service. Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the Company reports compensation expense equal to the fair value of the shares allocated, and the allocated shares are considered outstanding for the computation of earnings per share. The expense related to the ESOP totaled $1.6 million, $1.0 million and $1.0 million for the years ended June 30, 2002, 2001 and 2000, respectively. At June 30, 2002 and 2001, unearned compensation related to the ESOP approximated $557,000 and $794,000, respectively, and is shown as a reduction of stockholders’ equity in the accompanying consolidated statements of financial condition.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below reflects ESOP activity for the periods indicated:

	Year ended June 30
	2002	2001
Unallocated shares at beginning of period	206,765	262,794
Allocated	(61,737)	(56,029)

Unallocated shares at end of period	145,028	206,765

The fair value of unallocated ESOP shares totaled $4.8 million and $4.9 million at June 30, 2002 and 2001, respectively.

401(k) Plan

Effective July 1, 1997, the Bank implemented a 401(k) plan. Employees become eligible to participate in the Plan upon attaining the age of 21 and completing one year of service during which they have served a minimum of 1,000 hours. The benefits are based on employee compensation. During fiscal 2002, 2001, and 2000, the expense for this plan totaled $116,000, $104,000, and $89,000, respectively.

(13)  Incentive Plans

Recognition and Retention Plan

The Bank adopted the Recognition and Retention Plan (“RRP”) as a method of providing officers, employees and nonemployee directors of the Bank with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Bank. The Bank contributed funds to the RRP to enable the trust to acquire, in the aggregate, 4% of the shares of common stock in the conversion. Under the RRP, awards were granted in the form of shares of common stock held by the RRP. These shares represent deferred compensation and have been accounted for as a reduction of stockholders’ equity. Shares allocated vested over a period of three to five years commencing on January 1, 1995 and continuing on each anniversary date thereafter. There were no expenses related to the RRP for the years ended June 30, 2002, 2001 and 2000. All shares under the RRP were distributed as of January 1999. Currently, there is no intention to continue this plan.

Stock Option and Incentive Plans

In March 1994, the stockholders of the Company ratified two stock option plans, the 1993 Incentive Stock Option Plan (the “Stock Plan”) and the 1993 Stock Option Plan for Outside Directors (the “Directors’ Plan”). In fiscal 1998, the stockholders of the Company ratified the 1997 Stock Incentive Plan (the “1997 Stock Plan”). All Plans provide for the grant of options at an exercise price equal to the fair market value on the date of grant. The Plans are intended to promote stock ownership by directors and selected officers and employees of the Company to increase their proprietary interest in the success of the Company and to encourage them to remain in the employ of the Company or its subsidiaries. Awards granted under the Plans may include incentive stock options, nonstatutory options, limited rights which are exercisable only upon a change in control of the Bank or the Company, restricted stock, stock appreciation rights and other stock-based benefits.

The Company applies APB Opinion No. 25 and related interpretations for its plans, all of which are fixed stock option plans. Accordingly, the Company did not recognize compensation expense in

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

connection with awards of stock options because the exercise price and the fair market value were the same at the dates of award. Had compensation cost for the Company’s plans been recognized based upon the fair value of the options at the grant date consistent with the methodology specified in SFAS No. 123, the Company’s net earnings and net earnings per share at June 30, 2002, 2001, and 2000, respectively, would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended June 30
	2002	2001	2000
Net earnings as reported	$21,191	$15,129	$11,750
Net earnings pro forma	20,632	14,759	11,318
Basic earnings per share as reported	3.34	2.46	1.87
Basic earnings per share pro forma	3.25	2.40	1.80
Diluted earnings per share as reported	3.17	2.32	1.79
Diluted earnings per share pro forma	3.08	2.26	1.72

The per share weighted-average fair value of stock options granted during fiscal 2002, 2001 and 2000 were $11.48, $9.99 and $5.89, respectively, on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for fiscal 2002: volatility of 25.02%, no expected dividends, risk free interest rate of 4.60% and an expected life of 8 years. The following weighted-average assumptions were used for fiscal 2001: volatility of 25.50%, no expected dividends, risk-free interest rate of 5.14% and an expected life of 8 years. The following weighted-average assumptions were used for fiscal 2000: volatility of 25.12%, no expected dividends, risk-free interest rate of 6.33% and an expected life of 8 years. The effects of applying SFAS No. 123 for these pro forma disclosures are not likely to be representative of the effects on reported income for future years as options vest over several years and additional awards may be made each year.

The Directors’ Plan authorizes the granting of stock options for a total of 202,149 shares of common stock. The Stock Plan authorizes the granting of stock options for a total of 606,445 shares of common stock. Options initially granted under both plans were granted at an exercise price of $3.84 per share. The aggregate number of shares of common stock outstanding and available for issuance pursuant to the 1997 Stock Plan is 700,582 shares. Options covering a total of 142,800 shares were granted in fiscal 2002 at a weighted average exercise price of $27.62 per share, which was the fair market value on the grant date. Options covering a total of 92,343 shares were granted in fiscal 2001 at a weighted average exercise price of $22.94 per share, which was the fair market value on the grant date. Options covering a total of 125,321 shares were granted in fiscal 2000 at a weighted average exercise price of $12.56 per share, which was the fair market value on the grant date.

All options initially granted under the Directors’ Plan became fully exercisable January 1, 1995. Each option granted under the Directors’ Plan expires upon the earlier of ten years following the date of grant or one year following the date the optionee ceases to be a director. All options granted under the Stock Plan were exercisable in three equal annual installments commencing January 1, 1995 and continuing on each anniversary date thereafter. Each option granted under the Stock Plan expires upon the earlier of ten years following the date of grant or three months following the date on which the employee ceases to perform services for the Bank or the Company, except that in the event of death, disability, retirement or upon a change in control of the Company or the Bank, options may be exercisable for up to one year thereafter or such longer period as determined by the Company.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Each option granted under the Amended and Restated 1997 Stock Incentive Plan expires upon the earlier of ten years following the date of grant or 90 days following the date on which the employee ceases to perform services for the Bank or the Company, except that in the event of death, disability, retirement or upon a change in control of the Company or the Bank, options may be exercisable for up to two years thereafter or such longer period as determined by the Company.

The table below reflects option activity for the periods indicated:

	Year Ended June 30
	2002(1)		2001(1)		2000(1)
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Balance at beginning of period	948,178	$10.13	915,848	$8.57	843,384	$7.83
Granted	142,800	27.62	92,343	22.94	125,321	12.56
Expired	(500)	23.20	(2,995)	13.40	(13,519)	13.24
Exercised	(233,966)	4.32	(57,018)	5.69	(39,338)	3.84

Balance at end of period	856,512	$14.31	948,178	$10.13	915,848	$8.57

Options exercisable	653,039	$11.07	761,969	$8.29	710,804	$7.39

Remaining shares available for grant	3,181		145,481		234,829

The following table summarizes information about stock options outstanding at June 30, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2002(1)	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price(1)	Number Exercisable at June 30, 2002(1)	Weighted- Average Exercise Price(1)
$ 3.840	200,388	1.5 years	$3.84	200,388	$3.84
$10.70 to $15.00	424,567	6.4 years	$12.95	394,054	$12.96
$18.90 to $31.152	231,557	9.5 years	$25.88	58,597	$23.11

(1)	All share and exercise prices have been restated to reflect the impact of the 25% stock dividend issued during the year ended June 30, 2002.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14)  Commitments and Contingent Liabilities

The Company leases certain premises and equipment on a long-term basis. Some of these leases require the Company to pay property taxes and insurance. Lease expense was approximately $771,000, $731,000, and $730,000 in fiscal 2002, 2001 and 2000, respectively. Annual minimum lease commitments attributable to long-term operating leases at June 30, 2002 were (in thousands):

Year ending June 30:
2003	$779
2004	724
2005	738
2006	613
2007	540
Thereafter through 2013	1,019

$4,413

At June 30, 2002 and 2001, the Company had approved commitments to originate loans of approximately $20.0 million and $24.1 million, respectively, substantially all of which were for one-to-four unit residential loans and multifamily residential loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company minimizes its exposure to loss under these commitments by requiring that customers meet certain conditions prior to disbursing funds. The amount of collateral, if any, is based on a credit evaluation of the borrower and generally involves residential real estate.

At June 30, 2002 and 2001, the Company had $26.2 million and $25.0 million of approved undisbursed lines of credit, respectively.

At June 30, 2002 and 2001, the Company had commitments to sell loans of $3.4 million and $3.7 million, respectively, for which the related loans are included in loans held for sale. There were no commitments to purchase loans at June 30, 2002 and $9.9 million in commitments to purchase loans at June 30, 2001. The Company had no commitments to sell investment securities or MBS at June 30, 2002 and 2001. There were no commitments to purchase investment securities or MBS at June 30, 2002 and 2001.

Incident to the ordinary course of business of the Company, from time to time the Company is party to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company maintains insurance which may provide coverage for such matters. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact of these matters. However, management believes, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s financial condition or results of operations.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)  Parent Company Condensed Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The following are the condensed financial statements for Quaker City Bancorp, Inc. (parent company only) as of June 30, 2002 and 2001 and for the years ended June 30, 2002, 2001 and 2000:

Statements of Financial Condition

	June 30
Assets	2002	2001
	(In thousands)
Cash	$3,561	$1,172
Investment in subsidiaries	127,369	106,075
Other assets	36	27

	$130,966	$107,274

Liabilities and Stockholders’ Equity
Liabilities—other liabilities	$2,455	$2,466
Stockholders’ equity	128,511	104,808

	$130,966	$107,274

Statements of Earnings

	Year ended June 30
	2002	2001	2000
	(In thousands)
Dividend from bank	$1,000	$—	$1,000
Interest income	29	40	171
Other income	—	—	—
Other expense	(416)	(403)	(386)
Income taxes	101	110	40

Earnings (loss) before equity in undistributed earnings of subsidiaries	714	(253)	825
Equity in undistributed earnings of subsidiaries	20,477	15,382	10,925

Net earnings	$21,191	$15,129	$11,750

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Cash Flows

	Year ended June 30
	2002	2001	2000
	(In thousands)
Cash flows from operating activities:
Net earnings	$21,191	$15,129	$11,750
Adjustments to reconcile net earnings to cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(20,477)	(15,382)	(10,925)
Decrease (increase) in other assets	(9)	808	(801)
Decrease in other liabilities	(11)	(64)	(1,554)
Other	238	214	311

Total adjustments	(20,259)	(14,424)	(12,969)
Net cash provided (used) by operating activities	932	705	(1,219)

Cash flows from financing activities:
Repurchase and retirement of stock	(1,194)	(357)	(6,143)
Common stock options exercised	2,651	649	179

Net cash provided (used) in financing activities	1,457	292	(5,964)

Net increase (decrease) in cash and cash equivalents	2,389	997	(7,183)
Cash and cash equivalents, beginning of year	1,172	175	7,358

Cash and cash equivalents, end of year	$3,561	$1,172	$175

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16)  Fair Value of Financial Instruments

Pursuant to requirements under accounting principles generally accepted in the United States of America, the Company has included information about the fair values of the Company’s financial instruments, whether or not such instruments are recognized in the accompanying consolidated statements of financial condition. In cases where quoted market prices are not available, fair values are estimated based upon discounted cash flows. Those techniques are significantly affected by the assumptions utilized, including the assumed discount rates and estimates of future cash flows. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale or other disposition of the instrument. FASB Statement No. 107 (“SFAS No. 107”), “Disclosures about Fair Value of Financial Instruments,” excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. All components of cash and cash equivalents and accrued interest receivable and payable are presumed to have approximately equal book and fair values because the periods over which such amounts are realized are relatively short. As a result of the assumptions utilized, the aggregate fair value estimates presented herein do not necessarily represent the Company’s aggregate underlying fair value.

The fair values of investment securities and MBS are generally obtained from market bids for similar or identical securities, or are obtained from quotes from independent security brokers or dealers.

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as one to four units, multifamily, commercial real estate and other. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the contractual term of the loans to maturity, adjusted for estimated prepayments. Fair value for nonperforming loans is based on management’s evaluation of fair value as determined by specific borrower information and, if appropriate, the fair value of the underlying collateral.

The fair values of deposits are estimated based upon the type of deposit product. Demand and money market deposits are presumed to have equal book and fair values. The estimated fair values of time deposits are determined by discounting the cash flows of segments of deposits having similar maturities and rates, utilizing a yield curve that approximated the rates offered as of the reporting date. No value has been estimated for the Company’s long-term relationships with depositors (commonly known as the core deposit premium) since such intangible asset is not a financial instrument pursuant to the definitions contained in SFAS No. 107.

The fair values of borrowings were estimated using current market rates of interest for similar borrowings.

The fair values of off-balance sheet items are based on rates for similar transactions as of the reporting date.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying values and fair values of the Company’s financial instruments at the dates indicated:

	June 30
	2002		2001
	Carrying value	Fair value	Carrying value	Fair value
A S S E T S :
Cash and due from banks	$14,128	14,128	$12,952	12,952
Interest-bearing deposits	762	762	2,898	2,898
Federal funds sold and other short-term investments	3,500	3,500	900	900
Investment securities	14,273	14,316	13,252	13,306
Investment securities available-for-sale	79,234	79,234	25,549	25,549
Loans receivable, net	1,193,035	1,229,361	1,093,168	1,113,648
Loans receivable held-for-sale	3,436	3,436	4,556	4,556
Mortgage-backed securities held-to- maturity	117,827	120,222	100,395	100,891
Mortgage-backed securities available-for- sale	26,449	26,449	25,209	25,209
Federal Home Loan Bank stock	16,685	16,685	16,689	16,689

L I A B I L I T I E S :
Deposits	1,009,725	1,010,721	916,334	918,204
Federal Home Loan Bank advances	330,700	338,907	276,150	279,777

O F F - B A L A N C E S H E E T :
Unused lines of credit	—	(834)	—	380

(17)  Quarterly Results of Operations (Unaudited)

	Three months ended
	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001
	(In thousands, except per share amounts)
Interest income	$25,467	$25,659	$25,486	$26,052
Interest expense	10,648	11,354	12,380	13,786

Net interest income	14,819	14,305	13,106	12,266
Provision for losses	—	—	200	—
Other income	1,912	1,751	1,795	1,739
Other expense	6,332	6,655	5,811	5,725

Earnings before income taxes	10,399	9,401	8,890	8,280
Income taxes	4,448	4,003	3,790	3,538

Net earnings	$5,951	$5,398	$5,100	$4,742

Basic earnings per share	$0.92	$0.85	$0.81	$0.76

Diluted earnings per share	$0.88	$0.80	$0.77	$0.71

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
	Three months ended
	June 30, 2001	March 31, 2001	December 31, 2000	September 30, 2000
	(In thousands, except per share amounts)
Interest income	$26,894	$26,925	$25,438	$24,571
Interest expense	15,037	15,746	15,348	14,906

Net interest income	11,857	11,179	10,090	9,665
Provision for losses	—	200	300	300
Other income	1,654	1,487	1,295	1,364
Other expense	5,896	5,474	4,991	5,016

Earnings before income taxes	7,615	6,992	6,094	5,713
Income taxes	3,270	3,023	2,555	2,437

Net earnings	$4,345	$3,969	$3,539	$3,276

Basic earnings per share	$0.70	$0.64	$0.58	$0.53

Diluted earnings per share	$0.66	$0.61	$0.55	$0.51

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by this reference is the information set forth in the sections entitled “DIRECTORS AND EXECUTIVE OFFICERS—Directors” and “—Executive Officers” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” contained in the Company’s Proxy Statement for its 2002 Annual Meeting of Stockholders (the “2002 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by this reference is the information set forth in the sections entitled “DIRECTORS AND EXECUTIVE OFFICERS—Compensation of Directors,” “COMPENSATION AND OTHER INFORMATION,” “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION” and “STOCK PRICE PERFORMANCE GRAPH” contained in the 2002 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by this reference is the information set forth in the sections entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,” “SECURITY OWNERSHIP OF MANAGEMENT” and “EQUITY COMPENSATION PLAN INFORMATION” contained in the 2002 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by this reference is the information set forth in the section entitled “RELATED PARTY TRANSACTIONS” contained in the 2002 Proxy Statement.

PART IV

ITEM 14.	CONTROLS AND PROCEDURES

Not applicable.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

(a)(2)  Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the Company’s consolidated financial statements or related notes included elsewhere in this report.

(a)(3)  Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Quaker City Bancorp, Inc.(8)

3.2	Bylaws of Quaker City Bancorp, Inc.(1)

10.1	Quaker City Bancorp, Inc. 1993 Incentive Stock Option Plan.*(1)

10.2	Quaker City Bancorp, Inc. 1993 Stock Option Plan for Outside Directors.*(1)

10.3	Quaker City Federal Savings and Loan Association Recognition and Retention Plan for Officers and Employees.*(1)

10.4	Quaker City Federal Savings and Loan Association Recognition and Retention Plan for Outside Directors.*(1)

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

Exhibit Number	Description

10.6.5
Quaker City Federal Savings and Loan Association Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Frederic R. McGill dated July 1, 1999.*(6)

10.6.6	Quaker City Bank Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Frederic R. McGill dated July 1, 2000.*(7)

10.6.7	Quaker City Bank Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Frederic R. McGill dated July 1, 2001.*(8)

10.6.8	Quaker City Bank Three Year Employment Agreement Renewal and Extension Acknowledgement between Quaker City Bank and Frederic R. McGill dated July 1, 2002.*

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

10.7.6	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Dwight L. Wilson dated July 1, 2000.*(7)

10.7.7	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Dwight L. Wilson dated July 1, 2001.*(8)

10.7.8	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgement between Quaker City Bank and Dwight L. Wilson dated July 1, 2002.*

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

Exhibit Number	Description

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

10.8.6	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Harold Rams dated July 1, 2000.*(7)

10.8.7	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Harold Rams dated July 1, 2001.*(8)

10.8.8	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgement between Quaker City Bank and Harold Rams dated July 1, 2002.*

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

10.9.6	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Kathryn M. Hennigan dated July 1, 2000.*(7)

10.9.7	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Kathryn M. Hennigan dated July 1, 2001.*(8)

10.9.8	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgement between Quaker City Bank and Kathryn M. Hennigan dated July 1, 2002.*

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

10.10.6	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Karen A. Tannheimer dated July 1, 2000.*(7)

10.10.7	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Karen A. Tannheimer dated July 1, 2001.*(8)

10.10.8	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgement between Quaker City Bank and Karen A. Tannheimer dated July 1, 2002.*

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

10.11.6	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Robert C. Teeling dated July 1, 2000.*(7)

10.11.7	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Robert C. Teeling dated July 1, 2001.*(8)

10.11.8	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgement between Quaker City Bank and Robert C. Teeling dated July 1, 2002.*

Exhibit Number	Description

10.12	The Quaker City Federal Savings and Loan Association Supplemental Executive Retirement Plan.*(1)

10.13
Quaker City Federal Savings Association Employee Stock Ownership Trust Loan and Security Agreement between California Central Trust Bank, as trustee (the “Trustee”) and Quaker City Bancorp, Inc. dated as of December 30, 1993 and related Promissory Note and Security Agreement Re Instruments or Negotiable Documents to be Deposited of the Trustee dated December 30, 1993.*(1)

10.14	Amended and Restated Quaker City Bancorp, Inc. 1997 Stock Incentive Plan.*

10.15	Change in Control Agreements between Quaker City Bancorp, Inc. and Quaker City Federal Savings and Loan Association, respectively, and Hank H. Kadowaki as of April 1, 1998.*(5)

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

10.15.3	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Hank H. Kadowaki dated July 1, 2000.*(7)

10.15.4	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Hank H. Kadowaki dated July 1, 2001.*(8)

10.15.5	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgement between Quaker City Bank and Hank H. Kadowaki dated July 1, 2002.*

10.16	Change in Control Agreements between Quaker City Bancorp, Inc. and Quaker City Bank, respectively, and Jerrold S. Perisho as of May 22, 2000.*(7)

10.16.1	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Jerrold S. Perisho dated July 1, 2000.*(7)

10.16.2	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Jerrold S. Perisho dated July 1, 2001.*(8)

10.16.3	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgement between Quaker City Bank and Jerrold S. Perisho dated July 1, 2002.*

10.17	Quaker City Bank Employees Retirement Plan.*(7)

10.18	Quaker City Bank Retirement Benefit Equalization Plan.*(7)

10.19
Quaker City Bank Employee Stock Ownership Trust amended Loan and Security Agreement between CNA Trust, as trustee (the “Trustee”) and Quaker City Bancorp, Inc. and amended related Promissory Note and Security Agreement Re Instruments or Negotiable Documents to be Deposited of the Trustee.*(8)

10.20	Form of Change in Control Agreement between Quaker City Bancorp, Inc. and Elizabeth A. Conrado as of February 11, 2002.*

10.20.1	Form of Change in Control Agreement between Quaker City Bank and Elizabeth A. Conrado as of February 11, 2002.*

10.20.2	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgement between Quaker City Bank and Elizabeth A. Conrado dated July 1, 2002.*

10.21	Quaker City Bancorp, Inc. 2002 Equity Incentive Plan.*

11.1**	Statement Regarding Computation of Earnings Per Share.

Exhibit Number	Description

21**	Subsidiaries of Quaker City Bancorp, Inc.

23	Consent of KPMG LLP.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.
**	Reproduced herein for the reader’s convenience.
(1)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1994.
(2)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1995.
(3)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1996.
(4)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1997.
(5)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1998.
(6)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1999.
(7)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2000.
(8)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2001.

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUAKER CITY BANCORP, INC.,
a Delaware corporation

By:	/s/ FREDERIC R. (RICK) MCGILL
Frederic R. (Rick) McGill
President and Chief Executive Officer

DATE: September 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J.L. THOMAS	Chairman of the Board	September 26, 2002
J.L. Thomas

/s/ FREDERIC R. (RICK) MCGILL	Director, President and Chief	September 26, 2002
Frederic R. (Rick) McGill	Executive Officer (Principal Executive Officer)

/s/ DWIGHT L. WILSON	Senior Vice President,	September 26, 2002
Dwight L. Wilson	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DAVID S. ENGELMAN	Director	September 26, 2002
David S. Engelman

/s/ ALFRED J. GOBAR	Director	September 26, 2002
Alfred J. Gobar

/s/ WAYNE L. HARVEY	Director	September 26, 2002
Wayne L. Harvey

/s/ DAVID K. LEICHTFUSS	Director	September 26, 2002
David K. Leichtfuss

/s/ EDWARD L. MILLER	Director	September 26, 2002
Edward L. Miller

CERTIFICATION

Each of the undersigned, in his capacity as the Chief Executive Officer and Chief Financial Officer of Quaker City Bancorp, Inc., as the case may be, provides the following certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002, and 17 C.F.R. §240.13a-14.

Certification of Chief Executive Officer

I, Frederic R. (Rick) McGill, certify that:

1.	I have reviewed this annual report on Form 10-K of Quaker City Bancorp, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: September 26, 2002	/s/ FREDERIC R. (RICK) MCGILL

Frederic R. (Rick) McGill Chief Executive Officer

Certification of Chief Financial Officer

I, Dwight L. Wilson, certify that:

1.	I have reviewed this annual report on Form 10-K of Quaker City Bancorp, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: September 26, 2002	/s/ DWIGHT L. WILSON

Dwight L. Wilson Chief Financial Officer