Form 10-Q
period 2002-09-30
QUAKER CITY BANCORP INC
filed 2002-11-15
CIK 912465

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

YES	☒	NO	☐

Number of shares outstanding of the registrant’s sole class of common stock at November 12, 2002: 6,368,993.

Quaker City Bancorp, Inc.
Index

Item 1.           FINANCIAL STATEMENTS

Quaker City Bancorp, Inc.
Consolidated Statements of Financial Condition
Unaudited
(In thousands, except share data)

	September 30, 2002	June 30, 2002

Assets
Cash and due from banks	$18,672	$14,128
Interest-bearing deposits	630	762
Federal funds sold and other short-term investments	1,600	3,500
Investment securities held-to-maturity	12,280	14,273
Investment securities available-for-sale	49,920	79,234
Loans receivable, net	1,249,238	1,193,035
Loans receivable held-for-sale	4,783	3,436
Mortgage-backed securities held-to-maturity	102,558	117,827
Mortgage-backed securities available-for-sale	39,296	26,449
Real estate held-for-sale	18	18
Federal Home Loan Bank stock, at cost	17,000	16,685
Office premises and equipment, net	7,527	7,327
Deferred tax asset	461	324
Accrued interest receivable and other assets	10,869	10,436

Total assets	$1,514,852	$1,487,434

Liabilities and Stockholders’ Equity
Deposits	$1,019,286	$1,009,725
Federal Home Loan Bank advances	340,000	330,700
Accounts payable and accrued expenses	7,328	8,605
Other liabilities	16,744	9,893

Total liabilities	1,383,358	1,358,923
Stockholders’ Equity:
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 6,532,368 shares and 6,610,017 at September 30, 2002 and June 30, 2002, respectively	65	66
Additional paid-in capital	125,034	124,428
Accumulated other comprehensive (loss) income	5	(244)
Retained earnings, substantially restricted	6,889	4,818
Deferred compensation	(499)	(557)

Total stockholders’ equity	131,494	128,511

Total liabilities and stockholders’ equity	$1,514,852	$1,487,434

See accompanying notes to consolidated financial statements.

Quaker City Bancorp, Inc.
Consolidated Statements of Operations
Unaudited
(In thousands, except share and per share data)

	Three Months Ended September 30,

	2002	2001

Interest income:
Loans receivable	$22,010	$23,135
Mortgage-backed securities	1,953	2,027
Investment securities	783	604
Other	266	286

Total interest income	25,012	26,052

Interest expense:
Deposits	6,711	9,853
Federal Home Loan Bank advances	3,790	3,933

Total interest expense	10,501	13,786

Net interest income before provision for loan losses	14,511	12,266
Provision for loan losses	200	—

Net interest income after provision for loan losses	14,311	12,266

Other income:
Deposit fees	1,161	814
Loan service charges and fees	618	516
Gain on sale of loans held-for-sale	112	161
Commissions	188	235
Gain on sale of securities available-for-sale	41	—
Other	133	13

Total other income	2,253	1,739

Other expense:
Compensation and employee benefits	3,814	3,214
Occupancy, net	805	725
Federal deposit insurance premiums	108	100
Data processing	369	306
Advertising and promotional	352	313
Consulting fees	242	142
Other general and administrative expense	1,214	896

Total general and administrative expense	6,904	5,696
Amortization of core deposit intangible	29	29

Total other expense	6,933	5,725

Earnings before income taxes	9,631	8,280
Income taxes	3,996	3,538

Net earnings	$5,635	$4,742

Average common shares outstanding	6,448,741	6,244,174
Shares outstanding and equivalents	6,765,055	6,636,376
Basic earnings per share	$0.87	$0.76
Diluted earnings per share	$0.83	$0.71

See accompanying notes to consolidated financial statements.

Quaker City Bancorp, Inc.
Consolidated Statements of Comprehensive Income
Unaudited
(In thousands)

	Three Months Ended September 30,

	2002	2001

Net earnings	$5,635	$4,742
Other comprehensive income:
Unrealized holding gain on securities available-for-sale arising during the period, net of tax	273	176
Reclassification adjustment for realized (gain) included in net earnings and previously included in other comprehensive income, net of tax	(24)	—

Increase in accumulated other comprehensive income, net of tax	249	176

Total comprehensive income	$5,884	$4,918

See accompanying notes to consolidated financial statements.

Quaker City Bancorp, Inc.
Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Three Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net earnings	$5,635	$4,742

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	297	51
Provision for loan losses	200	—
Gain on sale of loans held-for-sale	(112)	(161)
Gain on sale of securities available-for-sale	(41)	—
Loans originated for sale	(20,016)	(16,325)
Proceeds from sale of loans held-for-sale	18,764	19,641
Federal Home Loan Bank stock dividend received	(221)	(244)
(Increase) decrease in accrued interest receivable and other assets	(462)	279
Increase in other liabilities	6,851	6,822
Decrease in accounts payable and accrued expenses	(1,277)	(679)
Other	(128)	505

Total adjustments	3,855	9,889

Net cash provided by operating activities	9,490	14,631

Cash flows from investing activities:
Loans originated for investment	(82,719)	(68,281)
Loans purchased for investment	(54,205)	(25,079)
Principal repayments on loans	80,559	69,889
Sale of investment securities available-for-sale	30,031	—
Purchases of investment securities available-for-sale	(243)	(7,587)
Maturities and principal repayments of investment securities held-to-maturity	2,000	5,504
Purchases of mortgage-backed securities available-for-sale	(15,095)	—
Purchases of mortgage-backed securities held-to-maturity	—	(8,103)
Principal repayments on mortgage-backed securities held-to-maturity	15,144	9,084
Principal repayments on mortgage-backed securities available-for-sale	2,239	2,195
Proceeds from sale of real estate held-for-sale	—	6
(Purchase) redemption of Federal Home Loan Bank stock	(94)	535
Investment in office premises and equipment	(497)	(34)

Net cash used by investing activities	(22,880)	(21,871)

Cash flows from financing activities:
Increase in deposits	9,561	36,719
Proceeds from funding of Federal Home Loan Bank advances	84,900	22,900
Repayments of Federal Home Loan Bank advances	(75,600)	(47,500)
Stock options exercised	1,041	264
Repurchase and retirement of stock	(4,000)	—

Net cash provided by financing activities	15,902	12,383

Increase in cash and cash equivalents	2,512	5,143
Cash and cash equivalents at beginning of period	18,390	16,750

Cash and cash equivalents at end of period	$20,902	$21,893

Supplemental disclosures of cash flow information:
Interest paid (including interest credited)	$11,277	$13,534
Cash paid for income taxes	752	1,050

See accompanying notes to consolidated financial statements.

Quaker City Bancorp, Inc.
Notes to Consolidated Financial Statements

1.

The consolidated statements of financial condition as of September 30, 2002, the related consolidated statements of operations and comprehensive income for the three months ended September 30, 2002 and 2001, and the related consolidated statements of cash flows for the three months ended September 30, 2002 and 2001 are unaudited.  These statements reflect, in the opinion of management, all material adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial condition of Quaker City Bancorp, Inc. (the “Company”) as of September 30, 2002, its results of operations and comprehensive income for the three months ended September 30, 2002 and 2001, and cash flows for the three months ended September 30, 2002 and 2001.  The results of operations for the unaudited periods are not necessarily indicative of the results of operations to be expected for the entire year of fiscal 2003.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America.  Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

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

3.

The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.”  A derivative is considered either an asset or liability in the statement of financial position and measured at fair value.  If a derivative is designated as a hedging instrument, the changes in fair value of the derivative are either (a) recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item or (b) reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings.  For a derivative not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change.  As of September 30, 2002, the Company has approximately $11.2 million of commitments to originate loans which will be held for sale and approximately $2.5 million of loan sale commitments that qualify as derivatives under SFAS 133.  The fair value of such commitments approximates zero at September 30, 2002.

4.

Statement of Financial Accounting Standards No. 146.  Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS 146 replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.”  The Provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated afer December 31, 2002.

5.

Statement of Financial Accounting Standards No. 147.  Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretations No. 9” (“SFAS 147”), addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises.  SFAS 147 removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of Statement of Financial Accounting Standards No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions” (“SFAS 72”), and Financial Accounting Standards Board Interpretation No. 9, Applying APB Opinions No. 16 and 17 “When a Savings and Loan Association of a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method,” and requires that those transactions be accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combination,” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”  Thus, the requirement of SFAS 72 to recognize, and subsequently amortize, any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable assets no longer applies to acquisitions within the scope of SFAS 147.  Consequently, the Company will cease amortizing the remaining excess cost over the fair value of branch acquisitions and subject this asset to annual impairment testing.

SFAS 147 also provides guidance on the accounting for the impairment of disposal of acquired long-term, customer-relationship, intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.  Those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that  Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” requires for other long-lived assets that are held and used.  The provisions of SFAS 147 are effective on October 1, 2002.  It is anticipated that the financial impact of this statement will not have a material impact on the Company.

QUAKER CITY BANCORP, INC.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 (the”Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, included in this report that address results or developments that the Company expects or anticipates will or may occur in the future, including such things as (i) business strategy; (ii) economic trends, including the condition of the real estate market in southern California, and the direction of interest rates and prepayment speeds of mortgage loans and mortgage-backed securities (“MBS”); (iii) the adequacy of the Company’s allowances for loan and real estate losses; (iv) goals; (v) expansion and growth of the Company’s business and operations; and (vi) other matters are forward-looking statements.  These statements are based upon certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.  These statements are subject to a number of risks and uncertainties, many of which are beyond the control of the Company, including general economic, market or business conditions; real estate market conditions, particularly in California; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in law or regulations; and other factors.  Actual results could differ materially from those contemplated by these forward-looking statements.  Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company and its business or operations.  Forward-looking statements made in this report speak as of the date hereof.  The Company undertakes no obligation to update or revise any forward-looking statement made in this report.

GENERAL

Quaker City Bancorp, Inc., incorporated in Delaware, is primarily engaged in the savings and loan business through its wholly owned subsidiary, Quaker City Bank (the “Bank”).  At September 30, 2002, the Bank operated twenty-three retail banking offices in southern California, including twelve “in-store” Wal-Mart branches.  Two new Wal-Mart in-store branches were opened in September 2002 and one opened in October 2002, in the communities of Pico Rivera, Santa Fe Springs and Long Beach, California. The Bank is scheduled to open three additional in-store Wal-Mart branches within the next two fiscal years, bringing its total to sixteen in-store Wal-Mart branches. Wal-Mart has entered into an agreement with another financial institution for the opening of additional in-store branches throughout the United States.  It is not known whether the Bank will open any additional branches in Wal-Mart stores other than the sixteen currently under agreement.  The Bank is subject to significant competition from other financial institutions, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

The Company is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds (primarily Federal Home Loan Bank (“FHLB”) advances)  in loans secured by multifamily mortgages, one-to-four family residential mortgages, commercial real estate mortgages and MBS.

RESULTS OF OPERATIONS

Net Earnings.  The Company recorded net earnings of $5.6 million, $0.83 per diluted share, for the quarter ended September 30, 2002, a 17.0% increase in earnings per share from the same period last year, with net earnings of $4.7 million, $0.71 per diluted share.  The increase in net earnings for the three months ended September 30, 2002 as compared to September 30, 2001 is primarily a result of an increase in net interest income as discussed below.

Interest Income.  Interest income amounted to $25.0 million for the quarter ended September 30, 2002 as compared to $26.1 million for the quarter ended September 30, 2001.  The decrease in interest income for the three month period ended September 30, 2002 is primarily a result of a decline in the yield on earning assets.  The yield on average earning assets was 6.80% for the quarter ended September 30, 2002 compared to 8.00% for the quarter ended September 30, 2001.  The reduction in market interest rates during the past year has resulted in the downward repricing of adjustable-rate loans, increased loan payoffs, and loan originations and refinancings funded at historically low interest rates.  Average earning assets for the current quarter increased to $1.47 billion compared to $1.30 billion for the same period last year, a 12.82% increase.

Interest Expense.  Interest expense for the quarter ended September 30, 2002 was $10.5 million, compared to $13.8 million for the same quarter in the previous year.  The decrease in interest expense for the three months ended September 30, 2002 is primarily a result of a decrease in the cost of interest-bearing liabilities during the period.  The average cost of funds was 3.21% for the quarter ended September 30, 2002 as compared to 4.66% for the quarter ended September 30, 2001, a decrease of 145 basis points or 31.12% over the comparable period of last year.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses for the quarter ended September 30, 2002 amounted to $14.5 million compared to $12.3 million for the same period last year.  The net interest margin for the three months ended September 30, 2002 was 3.89% compared to 3.77% for the same period last year, as the cost of interest bearing liabilities decreased more quickly than the yield on interest earning assets decreased.  Approximately $446.9 million of the Bank’s adjustable rate loans are constrained by floor rates that are above current market rates as of the quarter ended September 30, 2002. This, together with the reduction in the cost of funds and the lagging loan pricing indices, contributed to the expansion of the net interest margin in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002.

The net interest margin for the quarter ended June 30, 2002 was 4.16% as compared to 3.89%quarter ended September 30, 2002.  Net interest income for the quarter ended September 30, 2002 was down $308,000 from the quarter ended June 30, 2002. The reduction in the net interest margin from the historically high June 2002 level was due, in part, to new loan production and purchases (primarily adjustable rate loans) in the current lower rate market.  The Company also continues to extend maturities on FHLB advances and retail deposits in a rate environment that management considers favorable for extension.

The following table displays average interest rates on the Company’s interest-earning assets and interest-bearing liabilities:

	Three month average

	September 30, 2002	September 30, 2001

Yield on interest-earning assets	6.80%	8.00%
Cost of interest-bearing liabilities	3.21%	4.66%

Interest rate spread (1)	3.59%	3.34%

Net interest margin (2)	3.89%	3.77%

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	The net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for Loan Losses.  The Company maintains valuation allowances for losses on loans and real estate that the Company’s management believes to be inherent in those portfolios.  The Company’s management evaluates the adequacy of the level of the loss allowance at least quarterly as a function of its internal asset review process.

The Company’s Internal Asset Review Committee meets monthly to review and determine asset classifications and to recommend any changes to the asset valuation allowance.  This Committee is comprised of the Senior Loan Servicing Officer (Chairperson), Chief Executive Officer, Chief Financial Officer, Senior Residential Lending Officer, Senior Capital Markets Officer, Senior Income Property Lending Officer, Assistant Treasurer and Controller.  The Internal Auditors of the Company also attend the meeting.  The Chairperson of the Internal Asset Review Committee prepares reports for the Board of Directors’ Loan Committee regarding asset quality.

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

          Specific Valuation Allowances.  A specific valuation allowance for losses on a loan is established when management determines the loan to be impaired and the loss can be reasonably estimated.  Generally, the Company’s loans are collateral dependent, therefore, specific reserves are established based upon the value of the underlying collateral.  To comply with this policy, management has established a monitoring system that requires an annual review of  real estate loans on commercial properties with balances in excess of $500,000 and for multifamily loans with balances in excess of $750,000.  In addition, all assets considered to be adversely classified or criticized are reviewed monthly for impairment.  The annual review process requires an analysis of current operating statements, an evaluation of the property’s current and past performance, an evaluation of the borrower’s ability to repay, and an evaluation of the overall condition and estimated value of the collateral.

          General Valuation Allowances.  These allowances relate to assets with no well-defined deficiencies or weaknesses  and take into consideration losses that are inherent within the portfolio but that have not yet been realized.  General valuation allowances are determined by applying factors that include the mix of loan products within the portfolio, any change in underwriting standards, past loss experience and general economic conditions and other risk factors.  Past loss experience within homogeneous loan categories is analyzed at least annually.  The Company may revise general valuation allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan category.

          General Economic Conditions and Other Risk Factors.  The Company considers general economic conditions and other risk factors when setting valuation allowances.  These factors are based on local marketplace conditions and/or events that could affect loan repayment.  The assessment of general economic conditions inherently involves a higher degree of uncertainty as it requires management to anticipate the impact that economic trends, legislative actions or other unique market and/or portfolio issues have on estimated credit losses.  For example, in assessing economic risks in the marketplace, management  considers local unemployment trends,  expansion and contraction plans of major employers, and other similar indicators.  Consideration of other risk factors typically includes recent loss experience in specific portfolio segments, trends in loan quality, concentrations of credit risk together with any internal administrative risk factors.  These risk factors are carefully reviewed by management and are revised as conditions dictate.

The Company has increased its commercial real estate and land loan portfolio in recent years to a level of 22.24% of total gross loans at September 30, 2002, compared to 8.39% at June 30, 1997.  Both because the size of the commercial real estate loan portfolio has increased and most of the loans comprising the portfolio were originated within the last five fiscal years, the Company’s past loss experience with respect to its commercial real estate loan portfolio may not be representative of the risk of loss in such portfolio in the future.  Multifamily and commercial real estate loans are generally considered to involve a higher degree of credit risk and to be more vulnerable to adverse conditions in the real estate market and to deteriorating economic conditions, particularly changes in interest rates, than one-to-four family residential mortgage loans.  As a result of the potentially higher risk of these loans, a higher level of general allowance for loan losses has been allocated to the multifamily and commercial real estate portfolios.  These loans typically involve higher loan principal amounts and the repayment of such loans generally depends on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service.  In addition, multifamily and commercial real estate values tend to be more cyclical and recessionary economic conditions that prevailed in prior years in the Company’s lending market area tend to result in higher vacancy, reduced rental rates and net operating incomes from multifamily and commercial real estate properties, although the southern California real estate market generally remained strong for the first nine months in 2002 despite signs of weakness in certain segments of the market.

The following table sets forth the Company’s allowance for loan losses to total loans and the percentage of loans to total loans in each of the loan types listed:

	At September 30, 2002			At June 30, 2002

	Amount	Percentage of Allowance to Total Allowance	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Percentage of Loans in Each Category to Total Loans

	(In thousands)
One-to-four family	$1,010	8.91%	25.50%	$1,220	10.96%	26.90%
Multifamily	6,110	53.92	51.50	5,715	51.34	50.13
Commercial and land	4,052	35.76	22.24	3,841	34.51	22.08
Other	150	1.33	0.76	165	1.48	0.89
Unallocated	9	0.08	N/A	190	1.71	N/A

Total allowance for loan losses	$11,331	100.00%	100.00%	$11,131	100.00%	100.00%

Management added $200,000 to the general loan loss reserve for the first quarter of fiscal 2003 primarily as a result of growth in both the multifamily and commercial real estate loan portfolios during the quarter.  The Company recorded no loan loss provision for the quarter ended September 30, 2001.  The Company adjusted down its allocation of the general allowance for single family loans during the first quarter of fiscal 2003.  The Company’s single family loan portfolio has performed better than anticipated, given the current historically low interest rates combined with the relative strength of the southern California real estate market.

As a result of the potential weakness in certain segments of real estate markets and other economic factors, increases in the allowance for loan losses may be required in future periods.  In addition, the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”), as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  These agencies may require the Company to increase the allowance for loan losses based on their judgments of the information available at the time of their examination.

The following is a summary of the activity in the allowance for loan losses:

	At or for the Three Months Ended

	September 30, 2002	September 30, 2001

	(In thousands)
Balance at beginning of period	$11,131	$10,943
Provision for loan losses	200	—

Balance at end of period	$11,331	$10,943

The specific allowance for loan and real estate losses was $40,000 at September 30, 2002 as compared to $146,000 at September 30, 2001.  The specific allowance declined due to loan payoffs and increased real estate values in southern California.

Other Income.  Other income for the three months ended September 30, 2002 was $2.3 million as compared to $1.7 million for the same period last year, an increase of 29.56%.   Included in other income for the three months ended September 30, 2002 was an increase of $347,000 in deposit fee income related to checking accounts, up 42.63% from the same period last year, $120,000 of deferred gains recognized, and an increase of $102,000 in loan service charges and fees, up 19.77%from the same period last year.

Other Expense.   Other expense for the three months ended September 30, 2002 increased to $6.9 million compared to $5.7 million for the same period last year.  Other expense for the three months ended September 30, 2002 increased from the same period last year as a result of costs related to retirement plan contributions including compensation costs for the Employee Stock Ownership Plan (“ESOP”) and planned branch network expansion expenses with seven new in-store branches opened since January 2002. As shares are released from the ESOP, compensation expense is recognized to the extent that the fair market value of the shares exceeds the book value of the shares.  The weighted average market price of the Company’s common stock for the months ended September 30, 2002 and 2001 was $33.93 and $24.33, respectively.

The efficiency ratio for the quarter ended September 30, 2002 increased to 41.18% compared to 40.67% for the same period last year. The efficiency ratio is the measurement of general and administrative expense as a percentage of net interest income before provision for loan losses and other income, excluding nonrecurring items.

Income Taxes.   The Company’s effective tax rates were 41.49% and 42.73% for the quarters ended September 30, 2002 and 2001, respectively.  The effective tax rates were comparable to the applicable statutory rates in effect.  The reduction of the effective tax rate for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001 is attributable to a one-time tax benefit of $158,000 recognized during the current quarter covered by this report due to a change in the State of California tax law regarding reserves for loan losses.

FINANCIAL CONDITION

Total stockholders’ equity for the Company was $131.5 million at September 30, 2002, compared to $128.5 million at June 30, 2002.  Total assets were $1.51 billion at September 30, 2002, an increase of $27.4 million compared to June 30, 2002.

Pursuant to previously announced plans to repurchase Company stock, the Company acquired in the open market 113,574 shares of its common stock at an average price per share of $35.22 during the quarter ended September 30, 2002.  On October 17, 2002, the Board of Directors authorized the additional repurchase of up to 5% of the Company’s outstanding common stock.  This 5% authorization, in combination with the 157,551 shares remaining from the previous Board repurchase  authorization, brings the total number of shares authorized for repurchase to 484,170, approximately 7.4% of the Company’s currently outstanding common stock.

Total loans receivable (including loans receivable held-for-sale) amounted to $1.25 billion at September 30, 2002 compared to $1.20 billion at June 30, 2002.  The following table presents loans receivable at the dates indicated:

	At September 30, 2002	At June 30, 2002

	(In millions)
One-to-four family	$323.3	$325.4
Multifamily	652.8	606.6
Commercial and land	281.9	267.2
Other	9.6	10.8
Unamortized discounts	(2.3)	(2.4)
Allowance for loan losses	(11.3)	(11.1)

Total	$1,254.0	$1,196.5

Loan originations totaled $102.7 million and loan purchases totaled $54.2 million for the quarter ended September 30, 2002, compared to loan originations of $84.6 million and loan purchases of $25.0 million for the quarter ended September 30, 2001.

Loan originations were comprised of the following:

	For the Three Months Ended

	September 30, 2002	September 30, 2001

	(In millions)
One-to-four family	$26.7	$16.8
Multifamily	58.4	48.9
Commercial and land	17.5	18.6
Other	0.1	0.3

Total loans originated	$102.7	$84.6

Loan purchases were comprised of the following:

	For the Three Months Ended

	September 30, 2002	September 30, 2001

	(In millions)
One-to-four family	$16.2	$21.6
Multifamily	29.6	1.7
Commercial and land	8.4	1.7

Total loans purchased	$54.2	$25.0

The increase in loan production for the three months ended September 30, 2002 compared to the same period in the previous year is primarily a result of an increase in one-to-four family and multifamily loan originations from increased refinancings due to the lower interest rate environment, as well as an increase in multifamily and commercial real estate loan purchases.  At present, the Company expects to continue its focus on one-to-four family, multifamily and commercial real estate lending during the current fiscal year.

MBS held-to-maturity totaled $102.6 million at September 30, 2002, compared to $117.8 million at June 30, 2002.  There were $15.3 million in amortization and payoffs and no MBS held-to-maturity purchases made during quarter ended September 30, 2002.  MBS available-for-sale amounted to $39.3 million at September 30, 2002 compared to $26.4 million at June 30, 2002.  Approximately $15.1 million of MBS available-for-sale purchases were partially offset by $2.2 million in amortization and payoffs during the quarter ended September 30, 2002.

CAPITAL RESOURCES AND LIQUIDITY

From time to time the Company has obtained advances from the FHLB as an alternative to retail deposit funds.  FHLB advances increased $9.3 million to $340.0 million for the quarter ended September 30, 2002.   Deposits increased by$9.6 million to $1.02 billion for the three months ended September 30, 2002.  In addition, while the majority of the Bank’s deposits are retail in nature, the Bank has accepted $65.0 million in time deposits from a political subdivision.  The Bank considers these funds to be wholesale deposits and an alternative borrowing source rather than a customer relationship and their levels are determined by management’s decision as to the most economic funding sources.

In addition to FHLB advances and proceeds from increases in customer deposits, other sources of liquidity for the Company include principal repayments on loans and MBS, proceeds from sales of loans held-for-sale and other cash flows generated from operations.  Principal repayments on loans were $80.6 million and $69.9 million for the three months ended September 30, 2002 and 2001, respectively.  With continued downward pressure on interest rates, loans paid off more rapidly than in the previous reporting period.

Proceeds from loan sales amounted to $18.8 million for the quarter ended September 30, 2002 as compared to $19.6 million for the quarter ended September 30, 2001.  Loans serviced for others were$280.3 million at September 30, 2002 compared to $280.0 million at June 30, 2002.

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

Sources of capital and liquidity for the Company on a stand- alone basis includes distributions from the Bank.  Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

ASSET QUALITY

The following table sets forth information regarding nonaccrual  loans, troubled debt restructured loans and real estate acquired through foreclosure at the dates indicated:

	At September 30, 2002	At June 30, 2002	At September 30, 2001

	(Dollars in thousands)
Nonaccrual loans (1):
Real estate loans:
One-to-four family	$2,511	$2,575	$1,616
Multifamily	769	766	147
Commercial and land	—	907	—
Consumer	72	23	100

Total nonaccrual loans (1)	3,352	4,271	1,863
Troubled debt restructured loans	—	—	—

Total nonperforming loans	3,352	4,271	1,863
Real estate acquired through foreclosure	18	18	—

Total nonperforming assets	$3,370	$4,289	$1,863

Nonperforming loans as a percentage of gross loans (2)	0.26%	0.35%	0.16%
Nonperforming assets as a percentage of total assets (3)	0.22%	0.29%	0.14%
Total allowance for loan losses as a percentage of gross loans	0.89%	0.92%	0.97%
Total allowance for loan losses as a percentage of total nonperforming loans	338.04%	260.62%	587.39%
Total allowance as a percentage of total nonperforming assets (4)	336.23%	259.52%	587.39%

(1)	Nonaccrual loans are net of specific allowances of $40,000, $81,000 and $0 at September 30, 2002, June 30, 2002 and September 30, 2001, respectively.
(2)	Nonperforming loans are net of specific allowances and include nonaccrual and troubled debt restructured loans. Gross loans include loans held-for-sale.
(3)	Nonperforming assets include nonperforming loans and Real Estate Owned (“REO”).
(4)	Total allowance includes loan and REO valuation allowances.

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

Nonperforming assets decreased to $3.4 million, 0.22% of total assets at September 30, 2002,  compared to $4.3 million, 0.29% of total assets at June 30, 2002.  Classified loans decreased to $9.0 million at September 30, 2002, compared to $11.4 million at June 30, 2002.

Impaired Loans.  A loan is considered impaired when, based on current circumstances and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Creditors are required to measure impairment of a loan based on any one of the following: (i) the present value of expected future cash flows from the loan discounted at the loan’s effective interest rate, (ii) an observable market price, or (iii) the fair value of the loan’s underlying collateral.  The Company generally measures impairment based on the fair value of the loan’s underlying collateral property.  Impaired loans exclude large groups of smaller balance homogeneous loans that are collectively evaluated for impairment.  For the Company, loans collectively reviewed for impairment include one-to-four family loans with principal balances of less than $300,000, real estate loans on commercial properties with balances of less than $500,000 and multifamily loans with balances of less than $750,000.

Factors considered as part of the periodic loan review process to determine whether a loan is impaired, as defined under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” and as amended by Statement of Financial Accounting Standards No. 118, “Accounting by Creditors for Impairment of a Loan–Income Recognition and Disclosures,” address both the amount the Company believes is probable that it will collect and the timing of such collection. As part of the Company’s loan review process, the Company considers such factors as the ability of the borrower to continue to meet the debt service requirements, assessments of other sources of repayment, the fair value of any collateral and the Company’s prior history in dealing with the particular type of loan involved. In evaluating whether a loan is considered impaired, insignificant delays (less than twelve months) in the absence of other facts and circumstances would not alone lead to the conclusion that a loan was impaired.  At September 30, 2002, the Company had a gross investment in impaired loans of $40,000 for which specific valuation allowances of $40,000 had been established.

During the three months ended September 30, 2002, the Company’s average investment in impaired loans was $136,000.  For the three months ended September 30, 2002, income recorded on impaired loans totaled $2,000, substantially all of which was recorded in accordance with the policy for nonaccrual loans.  Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans.  All impaired loans were performing in accordance with their contractual terms at September 30, 2002.

REGULATORY CAPITAL

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), and implementing OTS capital regulations include three separate minimum capital requirements for financial institutions subject to OTS supervision.  First, the tangible capital requirement mandates that the Bank’s stockholders’ equity less intangible assets be at least 1.50% of adjusted total assets as defined in the capital regulations.  Second, the core capital requirement currently mandates core capital (tangible capital plus qualifying supervisory goodwill) be at least 4.00% of adjusted total assets as defined in the capital regulations.  Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital as defined by the OTS be at least 8.00% of risk-weighted assets as prescribed in the capital regulations.  The capital regulations assign specific risk weightings to all assets and off-balance sheet items. The Bank was in compliance with all capital requirements in effect at September 30, 2002, and meets all standards necessary to be considered “well-capitalized” under the prompt corrective  action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).  The following table reflects the required and actual regulatory capital ratios of the Bank at the dates indicated:

Regulatory Capital Ratios for Quaker City City Bank	FIRREA Minimum Requirement	FDICIA “Well- Minimum Requirement	Actual at September 30, 2002	Actual at June 30, 2002

Tangible capital	1.50%	N/A	8.61%	8.34%
Core capital to adjusted total assets	4.00%	5.00%	8.61%	8.34%
Core capital to risk-weighted assets	4.00%	6.00%	12.52%	12.39%
Total capital to risk-weighted assets	8.00%	10.00%	13.60%	13.50%

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates.  The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities.  To that end, management actively monitors and manages its interest rate risk exposure.  The Company does not currently engage in trading activities.  The Company’s financial instruments include interest sensitive loans receivable, federal funds sold, MBS, investment securities, FHLB stock, deposits and borrowings.  The Company’s average interest sensitive assets totaled approximately $1.47 billion for the three months ended September 30, 2002.  Average interest sensitive liabilities totaled approximately $1.31 billion at September 30, 2002.  The composition of the Company’s financial instruments subject to market risk has not changed materially since June 30, 2002.

Item 4.   CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14 and 13a-15 promulgated under the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.  Since there were no significant deficiencies or material weaknesses in the Company’s internal controls, there were no corrective actions taken.

Part II.   Other Information

Item 5.   OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Exchange Act, the Company must disclose the approval by the Company’s Audit Committee of any non-audit services to be performed by KPMG LLP (“KPMG”), the Company’s independent auditor.  Non-audit services are defined in the Exchange Act as services other than those provided in connection with an audit or a review of the financial statements of the Company.  On October 17, 2002, the Audit Committee approved the engagement of KPMG for the provision of tax advisory services as permitted by subsection (g) of Section 10A of the Exchange Act.  These services have an aggregate estimated cost of $35,000.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits -
	11.1	Computation of Earnings Per Share
	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
	99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K -
No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CITY BANCORP, INC.

Date:	November 14, 2002	By:	/s/ DWIGHT L. WILSON

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

Certification of Chief Executive Officer

I, Frederic R. McGill, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Quaker City Bancorp, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 14, 2002	By:	/s/ FREDRIC R. McGILL

Frederic R. McGill Chief Executive Officer

Certification of Chief Financial Officer

I, Dwight L. Wilson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Quaker City Bancorp, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 14, 2002	By:	/s/ DWIGHT L. WILSON

Dwight L. Wilson Chief Financial Officer