Form 10-Q
period 2002-12-31
QUAKER CITY BANCORP INC
filed 2003-02-14
CIK 912465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER: 0-22528

QUAKER CITY BANCORP, INC .

(Exact name of registrant as specified in its charter)

DELAWARE	95-4444221

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7021 GREENLEAF AVENUE, WHITTIER, CALIFORNIA	90602

(Address of principal executive offices)	(Zip Code)

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Number of shares outstanding of the registrant’s sole class of common stock at February 7, 2003: 6,394,339.

QUAKER CITY BANCORP, INC.
Index

Item 1.     FINANCIAL STATEMENTS

Quaker City Bancorp, Inc.
Consolidated Statements of Financial Condition
Unaudited
(In thousands, except share data)

	December 31, 2002	June 30, 2002

Assets
Cash and due from banks	$18,750	$14,128
Interest-bearing deposits	637	762
Federal funds sold and other short-term investments	—	3,500
Investment securities held-to-maturity	17,245	14,273
Investment securities available-for-sale	29,558	79,234
Loans receivable, net	1,254,053	1,193,035
Loans receivable held-for-sale	9,864	3,436
Mortgage-backed securities held-to-maturity	120,619	117,827
Mortgage-backed securities available-for-sale	81,465	26,449
Real estate held-for-sale	37	18
Federal Home Loan Bank stock, at cost	19,340	16,685
Office premises and equipment, net	7,699	7,327
Deferred tax asset	973	324
Accrued interest receivable and other assets	11,219	10,436

Total assets	$1,571,459	$1,487,434

Liabilities and Stockholders’ Equity
Deposits	$1,028,976	$1,009,725
Federal Home Loan Bank advances	386,800	330,700
Accounts payable and accrued expenses	6,809	8,605
Other liabilities	19,086	9,893

Total liabilities	1,441,671	1,358,923
Stockholders’ Equity:
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 6,336,888 shares and 6,610,017 at December 31, 2002 and June 30, 2002, respectively	63	66
Additional paid-in capital	125,315	124,428
Accumulated other comprehensive loss	(700)	(244)
Retained earnings, substantially restricted	5,550	4,818
Deferred compensation	(440)	(557)

Total stockholders’ equity	129,788	128,511

Total liabilities and stockholders’ equity	$1,571,459	$1,487,434

See accompanying notes to consolidated financial statements.

Quaker City Bancorp, Inc.
Consolidated Statements of Operations
Unaudited
(In thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,

	2002	2001	2002	2001

Interest income:
Loans receivable	$22,195	$22,644	$44,205	$45,779
Mortgage-backed securities	1,936	2,087	3,889	4,114
Investment securities	544	501	1,327	1,105
Other	239	254	505	540

Total interest income	24,914	25,486	49,926	51,538

Interest expense:
Deposits	6,337	8,478	13,048	18,331
Federal Home Loan Bank advances	4,000	3,902	7,790	7,835

Total interest expense	10,337	12,380	20,838	26,166

Net interest income before provision for loan losses	14,577	13,106	29,088	25,372
Provision for loan losses	200	200	400	200

Net interest income after provision for loan losses	14,377	12,906	28,688	25,172

Other income:
Deposit fees	1,231	861	2,392	1,675
Loan service charges and fees	474	562	1,092	1,078
Gain on sale of loans held-for-sale	489	113	601	274
Commissions	170	247	358	482
Gain on sale of securities available-for-sale	6	—	47	—
Other	14	12	147	25

Total other income	2,384	1,795	4,637	3,534

Other expense:
Compensation and employee benefits	3,701	3,176	7,515	6,390
Occupancy, net	839	721	1,644	1,446
Federal deposit insurance premiums	108	100	216	200
Data processing	396	301	765	607
Advertising and promotional	330	380	682	693
Consulting fees	197	213	439	355
Other general and administrative expense	1,306	892	2,520	1,788

Total general and administrative expense	6,877	5,783	13,781	11,479
Real estate operations, net	1	—	1	—
Amortization of core deposit intangible	28	28	57	57

Total other expense	6,906	5,811	13,839	11,536

Earnings before income taxes	9,855	8,890	19,486	17,170
Income taxes	4,251	3,790	8,247	7,328

Net earnings	$5,604	$5,100	$11,239	$9,842

Average common shares outstanding	6,289,638	6,308,694	6,369,189	6,276,434
Average shares outstanding and equivalents	6,593,982	6,661,480	6,678,950	6,648,003
Basic earnings per share	$0.89	$0.81	$1.76	$1.57
Diluted earnings per share	$0.85	$0.77	$1.68	$1.48

See accompanying notes to consolidated financial statements.

QUAKER CITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,

	2002	2001	2002	2001

Net earnings	$5,604	$5,100	$11,239	$9,842
Other comprehensive income:
Unrealized holding gain (loss) on securities available-for-sale arising during the period, net of tax	(702)	(163)	(429)	13
Reclassification adjustment for realized (gain) included in net earnings and previously included in other comprehensive income, net of tax	(3)	—	(27)	—

Increase (decrease) in accumulated other comprehensive income, net of tax	(705)	(163)	(456)	13

Total comprehensive income	$4,899	$4,937	$10,783	$9,855

See accompanying notes to consolidated financial statements.

QUAKER CITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Six Months Ended December 31,

	2002	2001

Cash flows from operating activities:
Net earnings	$11,239	$9,842

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	582	26
Provision for loan losses	400	200
Gain on sale of real estate held-for-sale	(4)	—
Gain on sale of loans held-for-sale	(601)	(274)
Gain on sale of securities available-for-sale	(47)	—
Loans originated for sale	(61,532)	(27,537)
Loans purchased for sale	(6,263)	—
Proceeds from sale of loans held-for-sale	61,930	27,580
Federal Home Loan Bank stock dividend received	(443)	(465)
(Increase) in accrued interest receivable and other assets	(840)	(1,179)
Increase (decrease) in other liabilities	9,193	(440)
Increase (decrease) in accounts payable and accrued expenses	(1,796)	878
Other	422	1,060

Net cash provided by operating activities	12,240	9,691

Cash flows from investing activities:
Loans originated for investment	(169,650)	(143,272)
Loans purchased for investment	(77,751)	(71,910)
Principal repayments on loans	185,817	155,736
Sale of investment securities available-for-sale	49,058	—
Purchases of investment securities available-for-sale	(266)	(9,419)
Purchases of investment securities held-to-maturity	(5,000)	(2,000)
Maturities and principal repayments of investment securities held-to-maturity	2,000	9,313
Purchases of mortgage-backed securities available-for-sale	(61,982)	—
Purchases of mortgage-backed securities held-to-maturity	(45,799)	(51,197)
Principal repayments on mortgage-backed securities held-to-maturity	42,716	22,285
Principal repayments on mortgage-backed securities available-for-sale	7,056	4,770
Proceeds from sale of real estate held-for-sale	23	6
(Purchase) redemption of Federal Home Loan Bank stock	(2,212)	1,627
Investment in office premises and equipment	(981)	(218)

Net cash used by investing activities	(76,971)	(84,279)

Cash flows from financing activities:
Increase in deposits	19,251	49,535
Proceeds from funding of Federal Home Loan Bank advances	220,400	118,300
Repayments of Federal Home Loan Bank advances	(164,300)	(93,600)
Stock options exercised	2,199	816
Repurchase and retirement of stock	(11,822)	—

Net cash provided by financing activities	65,728	75,051

Increase in cash and cash equivalents	997	463
Cash and cash equivalents at beginning of period	18,390	16,750

Cash and cash equivalents at end of period	$19,387	$17,213

QUAKER CITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
Unaudited
(In thousands)

	Six Months Ended December 31,

	2002	2001

Supplemental disclosures of cash flow information:
Interest paid (including interest credited)	$21,994	$27,380
Cash paid for income taxes	5,852	6,300

Supplemental schedule of noncash investing and financing activities:
Additions to real estate acquired through foreclosure	$37	$—

See accompanying notes to consolidated financial statements.

QUAKER CITY BANCORP, INC.
 Notes to Consolidated Financial Statements

1.

The consolidated statements of financial condition as of December 31, 2002, the related consolidated statements of operations and comprehensive income for the three and six months ended December 31, 2002 and 2001, and the related consolidated statements of cash flows for the six months ended December 31, 2002 and 2001 are unaudited.  These statements reflect, in the opinion of management, all material adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial condition of Quaker City Bancorp, Inc. (the “Company”) as of December 31, 2002, its results of operations and comprehensive income for the three and six months ended December 31, 2002 and 2001, and cash flows for the six months ended December 31, 2002 and 2001.  The results of operations for the unaudited periods are not necessarily indicative of the results of operations to be expected for the entire year of fiscal 2003.

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

3.

The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  A derivative is considered either an asset or liability in the statement of financial position and measured at fair value. If a derivative is designated as a hedging instrument, the changes in fair value of the derivative are either (a) recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item or (b) reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings.  For a derivative not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change.  As of December 31, 2002, the Company has approximately $11.8 million of commitments to originate loans which will be held for sale and approximately $3.6 million of loan sale commitments that qualify as derivatives under SFAS 133.  The fair value of such commitments approximates zero at December 31, 2002.

4.

Statement of Financial Accounting Standards No. 146.  Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS 146 replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

SFAS 147 also provides guidance on the accounting for the impairment of disposal of acquired long-term, customer-relationship, intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.  Those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” requires for other long-lived assets that are held and used.  The provisions of SFAS 147 are effective on October 1, 2002.  The financial impact of implementing this Statement has not had a material impact on the Company.

6.

Statement of Financial Accounting Standards No. 148.  Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” (“SFAS 148”) issued in December of 2002 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  Unless the Company elects to adopt the fair value recognition provisions of SFAS 123, which it currently does not intend to do, SFAS 148 will only require expanded disclosure.  It is anticipated that implementing this Statement will not have a material financial impact on the Company.

QUAKER CITY BANCORP, INC.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, included in this report that address results or developments that the Company expects or anticipates will or may occur in the future, including such things as (i) business strategy; (ii) economic trends, including the condition of the real estate market in southern California, and the direction of interest rates and prepayment speeds of mortgage loans and mortgage-backed securities (“MBS”); (iii) the adequacy of the Company’s allowances for loan and real estate losses; (iv) goals; (v) expansion and growth of the Company’s business and operations; and (vi) other matters are forward-looking statements.  These statements are based upon certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.  These statements are subject to a number of risks and uncertainties, many of which are beyond the control of the Company, including general economic, market or business conditions; real estate market conditions, particularly in California; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in law or regulations; and other factors.  Actual results could differ materially from those contemplated by these forward-looking statements.  Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company and its business or operations.  Forward-looking statements made in this report speak as of the date hereof.  The Company undertakes no obligation to update or revise any forward-looking statement made in this report.

GENERAL

Quaker City Bancorp, Inc., incorporated in Delaware, is primarily engaged in the savings and loan business through its wholly owned subsidiary, Quaker City Bank (the “Bank”).  At December 31, 2002, the Bank operated twenty-four retail banking offices in southern California, including thirteen “in-store” Wal-Mart branches.  Two new Wal-Mart in-store branches were opened in September 2002 and one opened in October 2002, in the communities of Pico Rivera, Santa Fe Springs and Long Beach, California, respectively.  The Bank is scheduled to open two additional in-store Wal-Mart branches within the next two fiscal years, bringing its total to fifteen in-store Wal-Mart branches. Wal-Mart has entered into an agreement with another financial institution for the opening of additional in-store branches throughout the United States.  It is not known whether the Bank will open any additional branches in Wal-Mart stores other than the fifteen currently under agreement.  The Bank is subject to significant competition from other financial institutions, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

The Company is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds (primarily Federal Home Loan Bank (“FHLB”) advances)  in loans secured by multifamily mortgages, one-to-four family residential mortgages, commercial real estate mortgages and MBS.

CRITICAL ACCOUNTING POLICIES

The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of its’ financial statements.  The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.  Certain accounting policies require management to make significant estimates and assumptions which have material impact on the carrying value of certain assets and liabilities, and the Company considers these to be critical accounting policies.  The estimates and assumptions management uses are based on historical experience and other factors, which it believes to be reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and the Company’s results of operations for the reporting periods.

The Company believes the allowance for loan and real estate losses is the critical accounting policy that requires the most significant estimates and assumptions that are particularly susceptible to significant change in the preparation of its financial statements.  For further information, please see “Results of Operations—Provision for Loan Losses.”

RESULTS OF OPERATIONS

Net Earnings.  The Company recorded net earnings of $5.6 million, $0.85 per diluted share, for the quarter ended December 31, 2002, a 10.4% increase in earnings per share from the same period last year, with net earnings of $5.1 million, $0.77 per diluted share.  The Company recorded net earnings of $11.2 million, $1.68 per diluted share, for the six months ended December 31, 2002, a 13.5% increase in earnings per share from the same period last year, with net earnings of $9.8 million, $1.48 per diluted share.  The increase in net earnings for the three and six months ended December 31, 2002 as compared to the same periods ended December 31, 2001 is primarily a result of an increase in net interest income as discussed below.

Interest Income.  Interest income amounted to $24.9 million for the quarter ended December 31, 2002 as compared to $25.5 million for the quarter ended December 31, 2001.  Interest income amounted to $49.9 million for the six months ended December 31, 2002 as compared to $51.5 million for the six months ended December 31, 2001.  The decrease in interest income for the three and six month periods ended December 31, 2002 is primarily a result of a decline in the yield on average interest-earning assets.  The yield on average interest-earning assets was 6.62% for the quarter ended December 31, 2002 compared to 7.57% for the quarter ended December 31, 2001.  The yield on average interest-earning assets was 6.71% for the six months ended December 31, 2002 compared to 7.78% for the six months ended December 31, 2001.  The reduction in market interest rates during the past year has resulted in the downward repricing of adjustable-rate loans, increased loan payoffs, and loan originations and refinancings funded at historically low interest rates.  Average interest-earning assets for the current quarter increased to $1.50 billion compared to $1.35 billion for the same period last year, an 11.1% increase.

Interest Expense.  Interest expense for the quarter ended December 31, 2002 was $10.3 million, compared to $12.4 million for the same quarter in the previous year.  Interest expense for the six months ended December 31, 2002 was $20.8 million, compared to $26.2 million for the same period in the previous year.  The decrease in interest expense for the three and six month periods ended December 31, 2002 is primarily a result of a decrease in the cost of average interest-bearing liabilities.  The average cost of funds was 3.06% for the quarter ended December 31, 2002 as compared to 4.09% for the quarter ended December 31, 2001, a decrease of 103 basis points or 25.2% over the comparable period last year.  The average cost of funds was 3.14% for the six months ended December 31, 2002 as compared to 4.37% for the six months ended December 31, 2001, a decrease of 123 basis points or 28.1% over the comparable period last year.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses for the quarter ended December 31, 2002 amounted to $14.6 million compared to $13.1 million for the same period last year.  Net interest income before provision for loan losses for the six months ended December 31, 2002 amounted to $29.1 million compared to $25.4 million for the same period last year.  The net interest margin for the three months ended December 31, 2002 was 3.88% compared to 3.89% for the same period last year.  The net interest margin for the six months ended December 31, 2002 was 3.91% compared to 3.83% for the same period last year, as the cost of interest-bearing liabilities decreased more quickly than the yield on interest earning assets decreased.  Approximately $495.4 million of the Bank’s adjustable rate loans are constrained by floor rates that are above current market rates as of the quarter ended December 31, 2002.  Accordingly, should market rates rise, these assets will not reprice upwards until the fully indexed loan rate once again exceeds the lifetime floor rate.  The Bank’s constrained adjustable rate loans, together with the reduction in the cost of funds and the lagging loan pricing indices, contributed to the expansion of the net interest margin for the six months ended December 31, 2002 compared to the six months ended December 31, 2001.

The following table displays average interest rates on the Company’s interest-earning assets and interest-bearing liabilities:

	Three month average		Six month average

	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001

Yield on interest-earning assets	6.62%	7.57%	6.71%	7.78%
Cost of interest-bearing liabilities	3.06%	4.09%	3.14%	4.37%

Interest rate spread (1)	3.56%	3.48%	3.57%	3.41%

Net interest margin (2)	3.88%	3.89%	3.91%	3.83%

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	The net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for Loan Losses.  The Company maintains valuation allowances for losses on loans and real estate that the Company=s management believes to be inherent in those portfolios.  The Company=s management evaluates the adequacy of the level of the loss allowance at least quarterly as a function of its internal asset review process.

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

          Specific Valuation Allowances.  A specific valuation allowance for losses on a loan is established when management determines the loan to be impaired and the loss can be reasonably estimated.  Generally, the Company’s loans are collateral dependent, therefore, specific reserves are established based upon the value of the underlying collateral.  To comply with this policy, management has established a monitoring system that requires an annual review of  real estate loans on commercial properties with balances in excess of $500,000 and for multifamily loans with balances in excess of $750,000.  In addition, all assets considered to be adversely classified or criticized are reviewed monthly for impairment.  The annual review process requires an analysis of current operating statements requested from the borrower (although they are not always received from the borrower), an evaluation of the property’s current and past performance, an evaluation of the borrower’s ability to repay, and an evaluation of the overall condition and estimated value of the collateral.

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

The Company has increased its commercial real estate and land loan portfolio in recent years to a level of 22.68% of total gross loans at December 31, 2002, compared to 8.39% at June 30, 1997.  Both because the size of the commercial real estate and land loan portfolio has increased and most of the loans comprising the portfolio were originated within the last five fiscal years, the Company’s past loss experience with respect to its commercial real estate and land loan portfolio may not be representative of the risk of loss in such portfolio in the future.  Multifamily and commercial real estate loans are generally considered to involve a higher degree of credit risk and to be more vulnerable to adverse conditions in the real estate market and to deteriorating economic conditions, particularly changes in interest rates, than one-to-four family residential mortgage loans.  As a result of the potentially higher risk of these loans, a higher level of general allowance for loan losses has been allocated to the multifamily and commercial real estate portfolios.  These loans typically involve higher loan principal amounts and the repayment of such loans generally depends on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service.  In addition, multifamily and commercial real estate values tend to be more cyclical and recessionary economic conditions that prevailed in prior years in the Company’s lending market area tend to result in higher vacancy, reduced rental rates and lower net operating incomes from multifamily and commercial real estate properties.  Real estate values in southern California have generally remained strong though there are signs of weakness in certain segments of the market.

The following table sets forth the Company’s allowance for loan losses to total loans and the percentage of loans to total loans in each of the loan types listed:

	At December 31, 2002			At June 30, 2002

	Amount	Percentage of Allowance to Total Allowance	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Percentage of Loans in Each Category to Total Loans

	(In thousands)
One-to-four family	$933	8.09%	23.36%	$1,220	10.96%	26.90%
Multifamily	6,219	53.93	52.73	5,715	51.34	50.13
Commercial and land	4,165	36.12	22.68	3,841	34.51	22.08
Other	214	1.86	1.23	165	1.48	0.89
Unallocated	—	—	N/A	190	1.71	N/A

Total allowance for loan losses	$11,531	100.00%	100.00%	$11,131	100.00%	100.00%

The Company recorded a $200,000 provision for loan losses for both the three months ended December 31, 2002 and December 31, 2001.   Management recorded a $200,000 provision for the second quarter of fiscal 2003 primarily as a result of growth in both the multifamily and commercial real estate loan portfolios during the quarter.  The provision for loan losses was $400,000 for the six months ended December 31, 2002, compared to $200,000 for the same period last year.  The Company adjusted down its allocation of the general allowance for single family loans during the first quarter of fiscal 2003.  The Company’s single family loan portfolio has performed better than anticipated, given the current historically low interest rates combined with the relative strength of the southern California real estate market.

As a result of the potential weakness in certain segments of real estate markets and other economic factors, increases in the allowance for loan losses may be required in future periods.  In addition, the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”), as an integral part of their examination processes, periodically review the Company’s allowance for loan losses.  These agencies may require the Company to increase the allowance for loan losses based on their judgments of the information available at the time of their examination.

The following is a summary of the activity in the allowance for loan losses:

	At or for the Three Months Ended		At or for the Six Months Ended

	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001

	(In thousands)

Balance at beginning of period	$11,331	$10,943	$11,131	$10,943
Provision for loan losses	200	200	400	200

Balance at end of period	$11,531	$11,143	$11,531	$11,143

The specific allowance for loan and real estate losses was $38,000 at December 31, 2002 as compared to $94,000 at December 31, 2001.  The specific allowance declined due to loan payoffs and increased real estate values in southern California.

Other Income.  Other income for the three months ended December 31, 2002 was $2.4 million as compared to $1.8 million for the same period last year, an increase of 32.8%.  Other income for the six months ended December 31, 2002 was $4.6 million as compared to $3.5 million for the same period last year, an increase of 31.2%.  Included in other income for the three months ended December 31, 2002 was an increase of $370,000 in deposit fee income, up 43.0% from the same period last year due to a continued emphasis on increasing transaction-based deposits, an $88,000 decrease in loan servicing charges and fees, a $77,000 decrease in commissions, and an increase of $376,000 in gain on sale of loans held-for-sale, up 332.7% from the same period last year due to high loan refinancing activity.  Included in other income for the six months ended December 31, 2002 was an increase of $717,000 in deposit fee income related to checking accounts, up 42.81% from the same period last year, $120,000 of deferred gains recognized, a $124,000 decrease in commissions, and an increase of $327,000 in gain on sale of loans held-for-sale, up 119.3% from the same period last year due to high loan refinancing activity.

Other Expense.   Other expense for the three months ended December 31, 2002 increased to $6.9 million compared to $5.8 million for the same period last year, an increase of 19.0%.  Other expense for the six months ended December 31, 2002 increased to $13.8 million compared to $11.5 million for the same period last year, an increase of 20.0%.  Other expense for the three and six month periods ended December 31, 2002 increased from the same periods last year as a result of costs related to retirement plan contributions including compensation costs for the Employee Stock Ownership Plan (“ESOP”) and planned branch network expansion expenses with seven new in-store branches opened since January 2002. As shares are released from the ESOP, compensation expense is recognized to the extent that the fair market value of the shares exceeds the book value of the shares.  The weighted average market price of the Company’s common stock for the months ended December 31, 2002 and 2001 was $34.20 and $23.97, respectively.

The efficiency ratio for the quarter ended December 31, 2002 increased to 40.55% compared to 38.81% for the same period last year. The efficiency ratio is the measurement of general and administrative expense as a percentage of net interest income before provision for loan losses and other income, excluding nonrecurring items.

Income Taxes.   The Company’s effective tax rates were 43.14% and 42.63% for the quarters ended December 31, 2002 and 2001, respectively.  The Company’s effective tax rates were 42.32% and 42.68% for the six months ended December 31, 2002 and 2001, respectively.  The effective tax rates were comparable to the applicable statutory rates in effect.

FINANCIAL CONDITION

Total stockholders’ equity for the Company was $129.8 million at December 31, 2002, compared to $128.5 million at June 30, 2002.  Total assets were $1.57 billion at December 31, 2002, an increase of $84.0 million compared to June 30, 2002.

Pursuant to previously announced plans to repurchase Company stock, the Company acquired in the open market 229,000 shares of its common stock at an average price per share of $34.16 during the quarter ended December 31, 2002.  On October 17, 2002, the Board of Directors authorized the additional repurchase of up to 5% of the Company’s outstanding common stock.  This 5% authorization, in combination with the 157,551 shares remaining from the previous Board repurchase authorization, brought the total number of shares authorized for repurchase to 484,170. Up to 255,170 additional shares may be repurchased in the future under the current Board authorization.

Total loans receivable (including loans receivable held-for-sale) amounted to $1.26 billion at December 31, 2002 compared to $1.20 billion at June 30, 2002.  The following table presents loans receivable at the dates indicated:

	At December 31, 2002	At June 30, 2002

	(In millions)
One-to-four family	$298.5	$325.4
Multifamily	673.7	606.6
Commercial and land	289.7	267.2
Other	15.7	10.8
Unamortized discounts	(2.2)	(2.4)
Allowance for loan losses	(11.5)	(11.1)

Total	$1,263.9	$1,196.5

Loan originations totaled $128.5 million and loan purchases totaled $29.8 million for the quarter ended December 31, 2002, compared to loan originations of $86.2 million and loan purchases of $46.9 million for the quarter ended December 31, 2001.  Loan originations totaled $231.2 million and loan purchases totaled $84.0 million for the six months ended December 31, 2002, compared to loan originations of $170.8 million and loan purchases of $71.9 million for the six months ended December 31, 2001.

Loan originations were comprised of the following:

	For the Three Months Ended		For the Six Months Ended

	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001

	(In millions)
One-to-four family	$44.0	$20.8	$70.7	$37.6
Multifamily	65.2	51.8	123.6	100.7
Commercial and land	19.2	13.6	36.7	32.2
Other	0.1	—	0.2	0.3

Total loans originated	$128.5	$86.2	$231.2	$170.8

Loan purchases were comprised of the following:

	For the Three Months Ended		For the Six Months Ended

	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001

	(In millions)
One-to-four family	$8.6	$46.6	$24.8	$68.2
Multifamily	10.3	0.2	39.9	1.9
Commercial and land	3.8	0.1	12.2	1.8
Other	7.1	—	7.1	—

Total loans purchased	$29.8	$46.9	$84.0	$71.9

The increase in loan production for the three and six months ended December 31, 2002 compared to the same periods in the previous year is primarily a result of an increase in one-to-four family and multifamily loan originations from increased refinancings due to the lower interest rate environment, as well as an increase in multifamily and commercial real estate loan purchases.  At present, the Company expects to continue its focus on one-to-four family, multifamily and commercial real estate lending during the current fiscal year.

MBS held-to-maturity totaled $120.6 million at December 31, 2002, compared to $117.8 million at June 30, 2002.  There were $43.0 million in amortization and payoffs and $45.8 million MBS held-to-maturity purchases made during the six month period.  MBS available-for-sale amounted to $81.5 million at December 31, 2002 compared to $26.4 million at June 30, 2002.  Approximately $62.0 million of MBS available-for-sale purchases were partially offset by $6.9 million in amortization and payoffs during the six months ended December 31, 2002.

CAPITAL RESOURCES AND LIQUIDITY

From time to time the Company has obtained advances from the FHLB as an alternative to retail deposit funds.  The net increase in FHLB advances were $46.8 million and $56.1 million for the three and six months ended December 31, 2002.  Deposits increased by $9.7 million and $19.3 million for the three and six months ended December 31, 2002.  In addition, while the majority of the Bank’s deposits are retail in nature, the Bank has accepted $65.0 million in time deposits from a political subdivision.  The Bank considers these funds to be wholesale deposits and an alternative borrowing source rather than a customer relationship and their levels are determined by management’s decision as to the most economic funding sources.

In addition to FHLB advances and proceeds from increases in customer deposits, other sources of liquidity for the Company include principal repayments on loans and MBS, proceeds from sales of loans held-for-sale and other cash flows generated from operations.  Principal repayments on loans were $105.3 million and $85.8 million for the three months ended December 31, 2002 and 2001, respectively.  Principal repayments on loans were $185.8 million and $155.7 million for the six months ended December 31, 2002 and 2001, respectively.  With continued downward pressure on interest rates, loans paid off more rapidly than in the previous reporting period.

Proceeds from loan sales amounted to $43.2 million for the quarter ended December 31, 2002 as compared to $8.0 million for the quarter ended December 31, 2001.  Proceeds from loan sales amounted to $61.9 million for the six months ended December 31, 2002 compared to $27.6 million for the six months ended December 31, 2001.  At December 31, 2002, the Company had mortgage servicing assets related to loans sold, servicing retained, with a carrying value of $767,000.  Loans serviced for others were $287.8 million at December 31, 2002 compared to $280.0 million at June 30, 2002.

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

ASSET QUALITY

The following table sets forth information regarding nonaccrual loans, troubled debt restructured loans and real estate acquired through foreclosure at the dates indicated:

	At December 31, 2002	At June 30, 2002	At December 31, 2001

	(Dollars in thousands)
Nonaccrual loans (1):
Real estate loans:
One-to-four family	$3,567	$2,575	$2,189
Multifamily	—	766	585
Commercial and land	329	907	—
Consumer	121	23	108

Total nonaccrual loans (1)	4,017	4,271	2,882
Troubled debt restructured loans	—	—	—

Total nonperforming loans	4,017	4,271	2,882
Real estate acquired through foreclosure	37	18	—

Total nonperforming assets	$4,054	$4,289	$2,882

Nonperforming loans as a percentage of gross loans (2)	0.31%	0.35%	0.25%
Nonperforming assets as a percentage of total assets (3)	0.26%	0.29%	0.21%
Total allowance for loan losses as a percentage of gross loans	0.90%	0.92%	0.95%
Total allowance for loan losses as a percentage of total nonperforming loans	287.06%	260.62%	386.64%
Total allowance as a percentage of total nonperforming assets (4)	284.44%	259.52%	386.64%

(1)	Nonaccrual loans are net of specific allowances of $38,000, $81,000 and $11,000 at December 31, 2002, June 30, 2002 and December 31, 2001, respectively.
(2)	Nonperforming loans are net of specific allowances and include nonaccrual and troubled debt restructured loans. Gross loans include loans held-for-sale.
(3)	Nonperforming assets include nonperforming loans and Real Estate Owned (“REO”).
(4)	Total allowance includes loan and REO valuation allowances.

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

Nonperforming assets decreased to $4.1 million, 0.26% of total assets at December 31, 2002,

compared to $4.3 million, 0.29% of total assets at June 30, 2002.  Classified loans decreased to $10.4 million at December 31, 2002, compared to $11.4 million at June 30, 2002.

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

Factors considered as part of the periodic loan review process to determine whether a loan is impaired, as defined under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” and as amended by Statement of Financial Accounting Standards No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures,” address both the amount the Company believes is probable that it will collect and the timing of such collection. As part of the Company’s loan review process, the Company considers such factors as the ability of the borrower to continue to meet the debt service requirements, assessments of other sources of repayment, the fair value of any collateral and the Company’s prior history in dealing with the particular type of loan involved. In evaluating whether a loan is considered impaired, insignificant delays (less than twelve months) in the absence of other facts and circumstances would not alone lead to the conclusion that a loan was impaired.  At December 31, 2002, the Company had a gross investment in impaired loans of $38,000 for which specific valuation allowances of $38,000 had been established.

During the three and six months ended December 31, 2002, the Company’s average investment in impaired loans was $38,000 and $87,000, respectively.  For the three and six months ended December 31, 2001, the Company’s average investment in impaired loans was $482,000 and $676,000 respectively.  For the three and six months ended December 31, 2002, income recorded on impaired loans totaled $1,000 and $2,300, substantially all of which was recorded in accordance with the policy for nonaccrual loans.  Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans.  All impaired loans were performing in accordance with their contractual terms at December 31, 2002.

REGULATORY CAPITAL

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), and implementing OTS capital regulations include three separate minimum capital requirements for financial institutions subject to OTS supervision.  First, the tangible capital requirement mandates that the Bank’s stockholders’ equity less intangible assets be at least 1.50% of adjusted total assets as defined in the capital regulations.  Second, the core capital requirement currently mandates core capital (tangible capital plus qualifying supervisory goodwill) be at least 4.00% of adjusted total assets as defined in the capital regulations.  Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital as defined by the OTS be at least 8.00% of risk-weighted assets as prescribed in the capital regulations.  The capital regulations assign specific risk weightings to all assets and off-balance sheet items. The Bank was in compliance with all capital requirements in effect at December 31, 2002, and meets all standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).  The following table reflects the required and actual regulatory capital ratios of the Bank at the dates indicated:

Regulatory Capital Ratios for Quaker Bank	FIRREA Minimum Requirement	FDICIA “Well-Capitalized” Minimum Requirement	Actual at December 31, 2002	Actual at June 30, 2002

Tangible capital	1.50%	N/A	8.08%	8.34%
Core capital to adjusted total assets	4.00%	5.00%	8.08%	8.34%
Core capital to risk-weighted assets	4.00%	6.00%	11.85%	12.39%
Total capital to risk-weighted assets	8.00%	10.00%	12.92%	13.50%

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates.  The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities.  To that end, management actively monitors and manages its interest rate risk exposure.  The Company does not currently engage in trading activities.  The Company’s financial instruments include interest sensitive loans receivable, federal funds sold, MBS, investment securities, FHLB stock, deposits and borrowings.  The Company’s average interest-sensitive assets totaled approximately $1.49 billion for the six months ended December 31, 2002.  Approximately $495.4 million of the Bank’s adjustable rate loans are constrained by floor rates that are above current market rates as of the quarter ended December 31, 2002. Accordingly, should market rates rise, these assets will not reprice upwards until the fully indexed loan rate once again exceeds the lifetime floor rate. Average interest-sensitive liabilities totaled approximately $1.33 billion at December 31, 2002.  The composition of the Company’s financial instruments subject to market risk has not changed materially since June 30, 2002.

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

PART II.  OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company held on November 20, 2002 the following were approved:

•	Election of the following nominees as directors of the Company:

(1) David S. Engelman was elected by a vote of 5,739,070 for, with 535,907 votes withheld.

(2) David K. Leichtfuss was elected by a vote of 5,879,934 for, with 395,043 votes withheld.

•	The proposal to approve the Quaker City Bancorp, Inc. 2002 Equity Incentive Plan was approved by a vote of 5,222,511 in favor, 1,038,802 against, with 13,664 abstentions.

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

Exhibit Number	Description

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

10.6.6	Quaker City Bank Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Frederic R. McGill dated July 1, 2000.*(7)

10.6.7	Quaker City Bank Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Frederic R. McGill dated July 1, 2001.*(8)

10.6.8	Quaker City Bank Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Frederic R. McGill dated July 1, 2002.*(9)

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

10.7.6	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Dwight L. Wilson dated July 1, 2000.*(7)

10.7.7	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Dwight L. Wilson dated July 1, 2001.*(8)

10.7.8	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Dwight L. Wilson dated July 1, 2002.*(9)

Exhibit Number	Description

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

10.8.6	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Harold Rams dated July 1, 2000.*(7)

10.8.7	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Harold Rams dated July 1, 2001.*(8)

10.8.8	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Harold Rams dated July 1, 2002.*(9)

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

Exhibit Number	Description

10.9.5

Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Kathryn M. Hennigan dated July 1, 1999.*(6)

10.9.6	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Kathryn M. Hennigan dated July 1, 2000.*(7)

10.9.7	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Kathryn M. Hennigan dated July 1, 2001.*(8)

10.9.8	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Kathryn M. Hennigan dated July 1, 2002.*(9)

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

10.10.6	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Karen A. Tannheimer dated July 1, 2000.*(7)

10.10.7	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Karen A. Tannheimer dated July 1, 2001.*(8)

10.10.8	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Karen A. Tannheimer dated July 1, 2002.*(9)

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

10.11.6	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Robert C. Teeling dated July 1, 2000.*(7)

10.11.7	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Robert C. Teeling dated July 1, 2001.*(8)

10.11.8	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Robert C. Teeling dated July 1, 2002.*(9)

10.12	The Quaker City Federal Savings and Loan Association Supplemental Executive Retirement Plan.*(1)

10.13

Quaker City Federal Savings Association Employee Stock Ownership Trust Loan and Security Agreement between California Central Trust Bank, as trustee (the “Trustee”) and Quaker City Bancorp, Inc. dated as of December 30, 1993 and related Promissory Note and Security Agreement Re Instruments or Negotiable Documents to be Deposited of the Trustee dated December 30, 1993.*(1)

10.14	Quaker City Bancorp, Inc. Amended and Restated 1997 Stock Incentive Plan.*(9)

10.15	Change in Control Agreements between Quaker City Bancorp, Inc. and Quaker City Federal Savings and Loan Association, respectively, and Hank H. Kadowaki as of April 1, 1998.*(5)

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

Exhibit Number	Description

10.15.3	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Hank H. Kadowaki dated July 1, 2000.*(7)

10.15.4	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Hank H. Kadowaki dated July 1, 2001.*(8)

10.15.5	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Hank H. Kadowaki dated July 1, 2002.*(9)

10.16	Change in Control Agreements between Quaker City Bancorp, Inc. and Quaker City Bank, respectively, and Jerrold S. Perisho as of May 22, 2000.*(7)

10.16.1	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Jerrold S. Perisho dated July 1, 2000.*(7)

10.16.2	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Jerrold S. Perisho dated July 1, 2001.*(8)

10.16.3	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Jerrold S. Perisho dated July 1, 2002.*(9)

10.17	Quaker City Bank Employees Retirement Plan.*(7)

10.18	Quaker City Bank Retirement Benefit Equalization Plan.*(7)

10.19

Quaker City Bank Employee Stock Ownership Trust amended Loan and Security Agreement between CNA Trust, as trustee (the “Trustee”) and Quaker City Bancorp, Inc. and amended related Promissory Note and Security Agreement Re Instruments or Negotiable Documents to be Deposited of the Trustee.*(8)

10.20	Form of Change in Control Agreement between Quaker City Bancorp, Inc. and Elizabeth A. Conrado as of February 11, 2002.*(9)

10.20.1	Form of Change in Control Agreement between Quaker City Bank and Elizabeth A. Conrado as of February 11, 2002.*(9)

10.20.2	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Elizabeth A. Conrado dated July 1, 2002.*(9)

10.21	Quaker City Bancorp, Inc. 2002 Equity Incentive Plan.*(9)

11.1	Statement Regarding Computation of Earnings Per Share.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Annual

Report on Form 10-K pursuant to Item 14(c) of Form 10-K.
(1)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1994.
(2)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1995.
(3)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1996.
(4)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1997.
(5)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1998.
(6)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1999.
(7)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2000.
(8)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2001.
(9)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2002.

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K on November 5, 2002 to report the Board of Directors’ decision to authorize an additional repurchase of up to five percent of the Company’s outstanding common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CITY BANCORP, INC .

Date: February 14, 2003	By:	/s/ DWIGHT L. WILSON

Dwight L. Wilson
Senior Vice President,
Treasurer and Chief Financial Officer

CERTIFICATIONS

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

Dated: February 14, 2003	By:	/s/ FREDERIC R. (RICK) MCGILL

Frederic R. (Rick) McGill Chief Executive Officer

Certification of Chief Financial Officer

I, Dwight L. Wilson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Quaker City Bancorp, Inc.;

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

Dated: February 14, 2003	By:	/s/ DWIGHT L. WILSON

Dwight L. Wilson Chief Financial Officer