Form 10-Q
period 2003-03-31
QUAKER CITY BANCORP INC
filed 2003-05-15
CIK 912465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Number of shares outstanding of the registrant’s sole class of common stock at May 9, 2003: 6,377,265.

Quaker City Bancorp, Inc.

PART I.    FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Quaker City Bancorp, Inc.

Consolidated Statements of Financial Condition

Unaudited

(In thousands, except share data)

	March 31, 2003	June 30, 2002
Assets

Cash and due from banks	$25,496	$14,128
Interest-bearing deposits	443	762
Federal funds sold and other short-term investments	8,000	3,500
Investment securities held-to-maturity	17,209	14,273
Investment securities available-for-sale	30,123	79,234
Loans receivable, net	1,264,773	1,193,035
Loans receivable held-for-sale	1,660	3,436
Mortgage-backed securities held-to-maturity	96,982	117,827
Mortgage-backed securities available-for-sale	85,584	26,449
Real estate held-for-sale	—	18
Federal Home Loan Bank stock, at cost	19,578	16,685
Office premises and equipment, net	7,447	7,327
Deferred tax asset	806	324
Accrued interest receivable and other assets	10,314	10,436

Total assets	$1,568,415	$1,487,434

Liabilities and Stockholders’ Equity

Deposits	$1,064,424	$1,009,725
Federal Home Loan Bank advances	354,500	330,700
Accounts payable and accrued expenses	7,790	8,605
Other liabilities	6,883	9,893

Total liabilities	1,433,597	1,358,923

Stockholders’ Equity:
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 6,359,682 shares and 6,610,017 at March 31, 2003 and June 30, 2002, respectively	64	66
Additional paid-in capital	127,335	124,428
Accumulated other comprehensive loss	(471)	(244)
Retained earnings, substantially restricted	8,274	4,818
Deferred compensation	(384)	(557)

Total stockholders’ equity	134,818	128,511

Total liabilities and stockholders’ equity	$1,568,415	$1,487,434

See accompanying notes to consolidated financial statements.

Quaker City Bancorp, Inc.

Consolidated Statements of Operations

Unaudited

(In thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Interest income:
Loans receivable	$21,770	$22,473	$65,975	$68,252
Mortgage-backed securities	1,920	2,129	5,809	6,243
Investment securities	527	640	1,854	1,745
Other	256	417	761	957

Total interest income	24,473	25,659	74,399	77,197

Interest expense:
Deposits	5,964	7,386	19,012	25,717
Federal Home Loan Bank advances	3,873	3,968	11,663	11,803

Total interest expense	9,837	11,354	30,675	37,520

Net interest income before provision for loan losses	14,636	14,305	43,724	39,677

Provision for loan losses	114	—	514	200

Net interest income after provision for loan losses	14,522	14,305	43,210	39,477

Other income:
Deposit fees	1,315	851	3,707	2,526
Loan service charges and fees	410	470	1,503	1,548
Gain on sale of loans held-for-sale	844	256	1,445	530
Commissions	125	167	484	649
Gain on sale of securities available-for-sale	—	—	47	—
Other	61	7	208	32

Total other income	2,755	1,751	7,394	5,285

Other expense:
Compensation and employee benefits	4,043	3,480	11,558	9,870
Occupancy, net	805	723	2,450	2,169
Federal deposit insurance premiums	110	104	326	304
Data processing	400	299	1,166	906
Advertising and promotional	364	252	1,046	945
Consulting fees	202	136	641	491
Prepayment penalty — Federal Home Loan Bank	—	536	—	536
Other general and administrative expense	1,099	1,096	3,619	2,884

Total general and administrative expense	7,023	6,626	20,806	18,105
Real estate operations, net	(1)	—	—	—
Amortization of core deposit intangible	29	29	86	86

Total other expense	7,051	6,655	20,892	18,191

Earnings before income taxes	10,226	9,401	29,712	26,571

Income taxes	4,403	4,003	12,650	11,331

Net earnings	$5,823	$5,398	$17,062	$15,240

Average common shares outstanding	6,284,135	6,383,396	6,340,838	6,312,088
Average shares outstanding and equivalents	6,500,468	6,718,315	6,621,889	6,674,162
Basic earnings per share	$0.93	$0.85	$2.69	$2.41
Diluted earnings per share	$0.90	$0.80	$2.58	$2.28

See accompanying notes to consolidated financial statements.

Quaker City Bancorp, Inc.

Consolidated Statements of Comprehensive Income

Unaudited

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net earnings	$5,823	$5,398	$17,062	$15,240

Other comprehensive income:

Unrealized holding gain (loss) on securities available-for-sale arising during the period, net of tax	229	(399)	(200)	(386)

Reclassification adjustment for realized (gain) included in net earnings and previously included in other comprehensive income, net of tax	—	—	(27)	—

Increase (decrease) in accumulated other comprehensive income, net of tax	229	(399)	(227)	(386)

Total comprehensive income	$6,052	$4,999	$16,835	$14,854

See accompanying notes to consolidated financial statements.

Quaker City Bancorp, Inc.

Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Nine Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net earnings	$17,062	$15,240

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,205	(42)
Provision for loan losses	514	200
Gain on sale of real estate held-for-sale	(10)	—
Gain on sale of loans held-for-sale	(1,445)	(530)
Gain on sale of securities available-for-sale	(47)	—
Loans originated for sale	(99,176)	(44,696)
Loans purchased for sale	(6,263)	—
Proceeds from sale of loans held-for-sale	108,623	46,389
Federal Home Loan Bank stock dividend received	(681)	(702)
Decrease in accrued interest receivable and other assets	36	1,804
Increase (decrease) in other liabilities	(3,010)	9,138
Decrease in accounts payable and accrued expenses	(815)	(337)
Other	2,054	2,662

Net cash provided by operating activities	18,047	29,126

Cash flows from investing activities:
Loans originated for investment	(250,114)	(216,983)
Loans purchased for investment	(106,046)	(93,037)
Principal repayments on loans	282,356	237,037
Sale of investment securities available-for-sale	49,058	—
Purchases of investment securities available-for-sale	(266)	(54,593)
Purchases of investment securities held-to-maturity	(5,000)	(7,375)
Maturities and principal repayments of investment securities held-to-maturity	2,000	9,313
Purchases of mortgage-backed securities available-for-sale	(78,309)	—
Purchases of mortgage-backed securities held-to-maturity	(45,861)	(61,299)
Principal repayments on mortgage-backed securities held-to-maturity	66,150	36,712
Principal repayments on mortgage-backed securities available-for-sale	18,895	7,413
Proceeds from sale of real estate held-for-sale	82	6
(Purchase) redemption of Federal Home Loan Bank stock	(2,212)	1,627
Investment in office premises and equipment	(1,029)	(886)

Net cash used by investing activities	(70,296)	(142,065)

Cash flows from financing activities:
Increase in deposits	54,699	99,279
Proceeds from funding of Federal Home Loan Bank advances	273,400	145,800
Repayments of Federal Home Loan Bank advances	(249,600)	(133,100)
Stock options exercised	4,607	1,311
Repurchase and retirement of stock	(15,308)	—

Net cash provided by financing activities	67,798	113,290

Increase in cash and cash equivalents	15,549	351

Cash and cash equivalents at beginning of period	18,390	16,750

Cash and cash equivalents at end of period	$33,939	$17,101

Quaker City Bancorp, Inc.

Consolidated Statements of Cash Flows

(continued)

Unaudited

(In thousands)

	Nine Months Ended March 31,
	2003	2002
Supplemental disclosures of cash flow information:

Interest paid (including interest credited)	$31,746	$37,651
Cash paid for income taxes	10,402	10,674

Supplemental schedule of noncash investing and financing activities:

Additions to real estate acquired through foreclosure	$57	$—

See accompanying notes to consolidated financial statements.

Quaker City Bancorp, Inc.

Notes to Consolidated Financial Statements

1.	The consolidated statements of financial condition as of March 31, 2003, the related consolidated statements of operations and comprehensive income for the three and nine months ended March 31, 2003 and 2002, and the related consolidated statements of cash flows for the nine months ended March 31, 2003 and 2002 are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial condition of Quaker City Bancorp, Inc. (the “Company”) as of March 31, 2003, its results of operations and comprehensive income for the three and nine months ended March 31, 2003 and 2002, and cash flows for the nine months ended March 31, 2003 and 2002. The results of operations for the unaudited periods are not necessarily indicative of the results of operations to be expected for the entire year of fiscal 2003.

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

2.	Earnings per share is reported on both a basic and diluted basis. Basic earnings per share is determined by dividing net earnings by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Calculation of earnings per share can be found in Exhibit 11.1 to this Quarterly Report on Form 10-Q.

3.	The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). A derivative is considered either an asset or liability in the statement of financial position and measured at fair value. If a derivative is designated as a hedging instrument, the changes in fair value of the derivative are either (a) recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item or (b) reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a derivative not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change. As of March 31, 2003, the Company has approximately $5.4 million of commitments to originate loans which will be held for sale and approximately $1.7 million of loan sale commitments that qualify as derivatives under SFAS 133. The fair value of such commitments approximates zero at March 31, 2003.

4.	Statement of Financial Accounting Standards No. 146. Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The financial impact of implementing this Statement has not been material.

5.	Financial Accounting Standards Board Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize a liability for the fair value, or market value, of the obligation undertaken in issuing a guarantee at the inception of the guarantee. The provisions of FIN 45 relating to liability recognition does not apply to certain obligations such as product warranties and guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified subsequent to December 31, 2002. The disclosure requirements of FIN 45 are effective for interim or annual financial statement periods ending after December 15, 2002. The adoption of the recognition and measurement provisions of FIN 45 has not had a material impact on the consolidated financial position or results of operations of the Company.

6.	Financial Accounting Standards Board Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”) was issued in January 2003 and addresses the consolidation of variable interest entities. Under FIN 46, arrangements that are not controlled through voting or similar rights are accounted for as variable interest entities. An enterprise is required to consolidate a variable interest entity if it is the primary beneficiary. FIN 46 applies immediately to arrangements created after January 31, 2003 and, with respect to arrangements created before February 1, 2003, the interpretation will apply beginning on July 1, 2003. The Company expects that the financial impact of adopting FIN 46 will not be material.

7.	Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”) was issued in December 2002. SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Although SFAS 148 does not require use of the fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition should companies elect to adopt the fair value method of accounting which requires companies to record compensation expense when stock options are granted. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in interim and annual financial statements. SFAS 148’s amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002.

The Company has a stock-based employee compensation plan, which is described more fully in Note 13 of its Annual Report on Form 10-K. The adoption of SFAS 148 will require expanded disclosure in interim reporting since the Company has elected to continue to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for awards granted under its plan. Accordingly, no compensation cost has been recognized for awards granted under the plan. Had compensation cost been determined using the fair value based method prescribed by SFAS 123 “Accounting for Stock Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(In thousands, except per share data)

Net income, as reported	$5,823	$5,398	$17,062	$15,240
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(154)	(158)	(464)	(435)

Pro forma net income	$5,669	$5,240	$16,598	$14,805

Basic earnings per share
As reported	$0.93	$0.85	$2.69	$2.41
Pro forma	$0.90	$0.82	$2.62	$2.35

Diluted earnings per share
As reported	$0.90	$0.80	$2.58	$2.28
Pro forma	$0.87	$0.78	$2.51	$2.22

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

GENERAL

Quaker City Bancorp, Inc., incorporated in Delaware, is primarily engaged in the savings and loan business through its wholly owned subsidiary, Quaker City Bank (the “Bank”). At March 31, 2003, the Bank operated twenty-four retail banking offices in southern California, including thirteen “in-store” Wal-Mart branches. Two additional Wal-Mart in-store branches are scheduled to open during fiscal 2004, located in the communities of Temecula and Rancho Cucamonga, California, bringing the total to fifteen in-store Wal-Mart branches. It is not known whether the Bank will open any additional branches in Wal-Mart stores other than the fifteen currently under agreement. The Bank is subject to significant competition from other financial institutions, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

The Company is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds (primarily Federal Home Loan Bank (“FHLB”) advances) in loans secured by multifamily mortgages, one-to-four family residential mortgages, commercial real estate mortgages and MBS.

CRITICAL ACCOUNTING POLICIES

The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of its financial statements. The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002. Certain accounting policies require management to make significant estimates and assumptions which have material impact on the carrying value of certain assets and liabilities, and the Company considers these to be critical accounting policies. The estimates and assumptions management uses are based on historical experience and other factors, which it believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and the Company’s results of operations for the reporting periods.

The Company believes the allowance for loan and real estate losses is the critical accounting policy that requires the most significant estimates and assumptions that are particularly susceptible to significant change in the preparation of its financial statements. For further information, please see “Results of Operations—Provision for Loan Losses.”

RESULTS OF OPERATIONS

Net Earnings. The Company recorded net earnings of $5.8 million, $0.90 per diluted share, for the quarter ended March 31, 2003, a 12.5% increase in earnings per share from the same period last year, with net earnings of $5.4 million, $0.80 per diluted share. The Company recorded net earnings of $17.1 million, $2.58 per diluted share, for the nine months ended March 31, 2003, a 13.2% increase in earnings per share from the same period last year, with net earnings of $15.2 million, $2.28 per diluted share. The increase in net earnings for the three and nine months ended March 31, 2003 as compared to the same periods ended March 31, 2002 is primarily a result of an increase in net interest income combined with an increase in other income, partially offset by an increase in other expense, as discussed below.

Interest Income. Interest income amounted to $24.5 million for the quarter ended March 31, 2003 as compared to $25.7 million for the quarter ended March 31, 2002. Interest income amounted to $74.4 million for the nine months ended March 31, 2003 as compared to $77.2 million for the nine months ended March 31, 2002. The decrease in interest income for the three and nine month periods ended March 31, 2003 is primarily a result of a decline in the yield on average interest-earning assets. The yield on average interest-earning assets was 6.38% for the quarter ended March 31, 2003 compared to 7.35% for the quarter ended March 31, 2002. The yield on average interest-earning assets was 6.60% for the nine months ended March 31, 2003 compared to 7.63% for the nine months ended March 31, 2002. The reduction in market interest rates during the past year has resulted in the downward repricing of adjustable-rate loans, increased loan payoffs, and loan originations and refinancings funded at historically low interest rates. Average interest-earning assets for the current quarter increased to $1.53 billion compared to $1.40 billion for the same period last year, a 9.9% increase.

Interest Expense. Interest expense for the quarter ended March 31, 2003 was $9.8 million, compared to $11.4 million for the same quarter in the previous year. Interest expense for the nine months ended March 31, 2003 was $30.7 million, compared to $37.5 million for the same period in the previous year. The decrease in interest expense for the three and nine month periods ended March 31, 2003 is primarily a result of a decrease in the cost of average interest-bearing liabilities. The average cost of funds was 2.84% for the quarter ended March 31, 2003 as compared to 3.58% for the quarter ended March 31, 2002, a decrease of 74 basis points or 20.7% over the comparable period last year. The average cost of funds was 3.04% for the nine months ended March 31, 2003 as compared to 4.10% for the nine months ended March 31, 2002, a decrease of 106 basis points or 25.9% over the comparable period last year.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses for the quarter ended March 31, 2003 amounted to $14.6 million compared to $14.3 million for the same period last year. Net interest income before provision for loan losses for the nine months ended March 31, 2003 amounted to $43.7 million compared to $39.7 million for the same period last year. Net interest income before provision for loan losses increased in total dollars for the quarter and nine months ended March 31, 2003, primarily due to the increase in interest-earning assets. The net interest margin for the three months ended March 31, 2003 was 3.82% compared to 4.10% for the same period last year. The net interest margin for the nine months ended March 31, 2003 was 3.88% compared to 3.92% for the same period last year. The net interest margin decreased for the quarter and nine months ended March 31, 2003 compared to the comparable periods in the previous year primarily because interest-earning assets grew more rapidly than net interest income. Approximately $501.5 million of the Bank’s adjustable rate loans are constrained by floor rates that are above current market rates as of the quarter ended March 31, 2003. Accordingly, should market rates rise, these assets will not reprice upwards until the fully indexed loan rate once again exceeds the lifetime floor rate.

The following table displays average interest rates on the Company’s interest-earning assets and interest-bearing liabilities:

	Three month average		Nine month average
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Yield on interest-earning assets	6.38%	7.35%	6.60%	7.63%
Cost of interest-bearing liabilities	2.84%	3.58%	3.04%	4.10%

Interest rate spread(1)	3.54%	3.77%	3.56%	3.53%

Net interest margin(2)	3.82%	4.10%	3.88%	3.92%

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	The net interest margin represents net interest income as a percentage of average interest-earning assets.

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

The Company has increased its commercial real estate and land loan portfolio in recent years to a level of 22.69% of total gross loans at March 31, 2003, compared to 8.39% at June 30, 1997. Both because the size of the commercial real estate and land loan portfolio has increased and most of the loans comprising the portfolio were originated within the last five fiscal years, the Company’s past loss experience with respect to its commercial real estate and land loan portfolio may not be representative of the risk of loss in such portfolio in the future. Multifamily and commercial real estate loans are generally considered to involve a higher degree of credit risk and to be more vulnerable to adverse conditions in the real estate market and to deteriorating economic conditions, particularly changes in interest rates, than one-to-four family residential mortgage loans. As a result of the potentially higher risk of these loans, a higher level of general allowance for loan losses has been allocated to the multifamily and commercial real estate portfolios. These loans typically involve higher loan principal amounts and the repayment of such loans generally depends on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. In addition, multifamily and commercial real estate values tend to be more cyclical and recessionary economic conditions that prevailed in prior years in the Company’s lending market area tend to result in higher vacancy, reduced rental rates and lower net operating incomes from multifamily and commercial real estate properties. Real estate values in southern California have generally remained strong though there are signs of weakness in certain segments of the market.

The following table sets forth the Company’s allowance for loan losses as a percentage of total loans and the percentage of loans to total loans for each of the loan types listed:

	At March 31, 2003			At June 30, 2002
	Amount	Percentage of Allowance to Total Allowance	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Percentage of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family	$943	8.13%	23.58%	$1,220	10.96%	26.90%
Multifamily	6,328	54.52	52.84	5,715	51.34	50.13
Commercial and land	4,174	35.96	22.69	3,841	34.51	22.08
Other	161	1.39	0.89	165	1.48	0.89
Unallocated	—	—	N/A	190	1.71	N/A

Total allowance for loan losses	$11,606	100.00%	100.00%	$11,131	100.00%	100.00%

	At March 31, 2002
	Amount	Percentage of Allowance to Total Allowance	Percentage of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family	$1,248	11.20%	27.87%
Multifamily	5,535	49.68	49.56
Commercial & Land	3,746	33.62	21.99
Other	121	1.08	0.58
Unallocated	492	4.42	N/A

Total allowance for loan losses	$11,142	100.00%	100.00%

Due to a change in the mix of loan types outstanding and modest growth in the real estate loan portfolio during the current quarter, the Company added $114,000 to the allowance for loan losses for the quarter ended March 31, 2003 as compared to no addition to the provision for the quarter ended March 31, 2002. The provision for loan losses was $514,000 for the nine months ended March 31, 2003, compared to $200,000 for the same period last year, as a result of the change in the mix of loan types outstanding, year over year.

As a result of the potential weakness in certain segments of real estate markets and other economic factors, increases in the allowance for loan losses may be required in future periods. In addition, the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”), as an integral part of their respective examination processes, periodically review the Company’s allowance for loan losses. These agencies may require the Company to increase the allowance for loan losses based on their judgments of the information available at the time of their examination.

The following is a summary of the activity in the allowance for loan losses:

	At or for the Three Months Ended		At or for the Nine Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
	(In thousands)
Balance at beginning of period	$11,531	$11,143	$11,131	$10,943
Provision for loan losses	114	—	514	200
Charge-offs	(39)	(1)	(39)	(1)

Balance at end of period	$11,606	$11,142	$11,606	$11,142

The specific allowance for loan and real estate losses was $37,000 at March 31, 2003 as compared to $93,000 at March 31, 2002. The specific allowance declined due to loan payoffs and increased real estate values in southern California.

Other Income. Other income for the three months ended March 31, 2003 was $2.8 million as compared to $1.8 million for the same period last year, an increase of 57.3%. Other income for the nine months ended March 31, 2003 was $7.4 million as compared to $5.3 million for the same period last year, an increase of 39.9%. Included in other income for the three months ended March 31, 2003 was an increase of $464,000 in deposit fee income, up 54.5% from the same period last year due to a continued emphasis on increasing transaction-based deposits, a $60,000 decrease in loan servicing charges and fees, a $42,000 decrease in commissions, and an increase of $588,000 in gain on sale of loans held-for-sale, up 229.7% from the same period last year. The increase in gain on sale of loans held-for-sale for the three months ended March 31, 2003, was due to both high loan refinancing activity to fixed rate loans that were subsequently sold and the sale of a package of single family second trust deed loans purchased at a significant discount in the second quarter of fiscal 2003 and subsequently sold in the third quarter of fiscal 2003. The Company recognized a pretax gain of $226,000 (after tax $129,000; $0.02 per diluted share), in the third quarter of fiscal 2003, on this loan sale. Included in other income for the nine months ended March 31, 2003 was an increase of $1.2 million in deposit fee income related to checking accounts, up 46.8% from the same period last year, $120,000 of deferred gains recognized, a $165,000 decrease in commissions, and an increase of $915,000 in gain on sale of loans held-for-sale, up 172.6%. The increase in gain on sale of loans held-for-sale for the nine months ended March 31, 2003, was due to both high loan refinancing activity to fixed rate loans that were subsequently sold and the sale of a package of single family second trust deed loans purchased at a significant discount in the second quarter of fiscal 2003 and subsequently sold in the third quarter of fiscal 2003.

Other Expense. Other expense for the three months ended March 31, 2003 increased to $7.1 million compared to $6.7 million for the same period last year, an increase of 6.0%. Other expense for the nine months ended March 31, 2003 increased to $20.9 million compared to $18.2 million for the same period last year, an increase of 14.9%. For the three and nine months ended March 31, 2002, other expense included a $536,000 pretax expense for the prepayment of high rate FHLB advances. Other expense for the three and nine month periods ended March 31, 2003 increased from the same periods last year as a result of costs related to retirement plan contributions including compensation costs for the Employee Stock Ownership Plan (“ESOP”) and planned branch network expansion expenses with seven new in-store branches opened since January 2002. As shares are released from the ESOP, compensation expense is recognized to the extent that the fair market value of the shares exceeds the book value of the shares. The weighted average market price of the Company’s common stock for the months ended March 31, 2003 and 2002 was $34.09 and $24.22, respectively.

The efficiency ratio, calculated in accordance with Generally Accepted Accounting Principles (“GAAP”), is the measurement of general and administrative (“G&A”) expenses as a percentage of net interest income before provision for loan losses and other income and is presented in the table below. The Company calculated the efficiency ratio for the quarter ended March 31, 2002 and the nine months ended March 31, 2002 by subtracting a $536,000 pretax expense for the prepayment of high rate FHLB advances from G&A expenses, thereby creating a non-GAAP financial measure (as defined in Regulation G and Item 10 of Regulation S-K), which is also presented in the table below. Management considered the prepayment of the high rate FHLB advances to be a nonrecurring item (not occurring within the last two fiscal years) and deducted it from G&A expenses because it believes that the non-GAAP efficiency ratio more clearly depicts the Company’s expense trends to the financial statement reader. The efficiency ratio excluding nonrecurring items for the current quarter increased to 40.38% compared to 37.93% for the quarter ended March 31, 2002. G&A expenses for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002, excluding the prepayment of high rate FHLB advances, increased as a result of costs related to retirement plan contributions including compensation costs for the ESOP and planned network expansion expenses.

	At or for the Three Months Ended		At or for the Nine Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
	(Dollars in thousands)

Net interest income before provision for loan losses	$14,636	$14,305	$43,724	$39,677
Total other income	2,755	1,751	7,394	5,285
Total general and administrative expenses	7,023	6,626	20,806	18,105
Efficiency ratio—GAAP based	40.38%	41.27%	40.70%	40.27%
Prepayment penalty—Federal Home Loan Bank	—	536	—	536
Efficiency ratio—excluding nonrecurring items	40.38%	37.93%	40.70%	39.08%

Income Taxes. The Company’s effective tax rates were 43.06% and 42.58% for the quarters ended March 31, 2003 and 2002, respectively. The Company’s effective tax rates were 42.58% and 42.64% for the nine months ended March 31, 2003 and 2002, respectively. The effective tax rates were comparable to the applicable statutory rates in effect.

FINANCIAL CONDITION

Total stockholders’ equity for the Company was $134.8 million at March 31, 2003, representing 8.60% of total assets, compared to $128.5 million at June 30, 2002, representing 8.64% if total assets. Total assets were $1.57 billion at March 31, 2003, an increase of $81.0 million compared to June 30, 2002.

Pursuant to previously announced plans to repurchase Company stock, during the quarter ended March 31, 2003, the Company acquired in the open market 100,900 shares of its common stock at an average price per share of $34.56. As of May 9, 2003, up to 118,270 additional shares can be repurchased in the future under the current Board authorization.

Total loans receivable (including loans receivable held-for-sale) amounted to $1.27 billion at March 31, 2003 compared to $1.20 billion at June 30, 2002. The following table presents loans receivable at the dates indicated:

	At March 31, 2003	At June 30, 2002
	(In millions)
One-to-four family	$301.7	$325.4
Multifamily	676.1	606.6
Commercial and land	290.3	267.2
Other	11.4	10.8
Unamortized discounts	(1.5)	(2.4)
Allowance for loan losses	(11.6)	(11.1)

Total	$1,266.4	$1,196.5

Loan originations totaled $118.1 million and loan purchases totaled $28.3 million for the quarter ended March 31, 2003, compared to loan originations of $90.9 million and loan purchases of $21.1 million for the quarter ended March 31, 2002. Loan originations totaled $349.3 million and loan purchases totaled $112.3 million for the nine months ended March 31, 2003, compared to loan originations of $261.7 million and loan purchases of $93.0 million for the nine months ended March 31, 2002.

Loan originations were comprised of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
	(In millions)

One-to-four family	$39.9	$24.0	$110.6	$61.6
Multifamily	55.0	56.4	178.6	157.1
Commercial and land	23.2	10.0	59.9	42.2
Other	—	0.5	0.2	0.8

Total loans originated	$118.1	$90.9	$349.3	$261.7

Loan purchases were comprised of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
	(In millions)

One-to-four family	$26.8	$14.8	$51.6	$83.0
Multifamily	0.3	5.4	40.2	7.3
Commercial and land	1.2	0.9	13.4	2.7
Other	—	—	7.1	—

Total loans purchased	$28.3	$21.1	$112.3	$93.0

The increase in loan production for the three and nine months ended March 31, 2003 compared to the same periods in the previous year is primarily a result of an increase in one-to-four family and multifamily loan originations from increased refinancings due to the lower interest rate environment, as well as an increase in multifamily and commercial real estate loan purchases. At present, the Company expects to continue its focus on one-to-four family, multifamily and commercial real estate lending during the remainder of the current fiscal year.

MBS held-to-maturity totaled $97.0 million at March 31, 2003, compared to $117.8 million at June 30, 2002. There were $66.2 million in amortization and payoffs and $45.9 million MBS held-to-maturity purchases made during the nine month period. MBS available-for-sale amounted to $85.6 million at March 31, 2003 compared to $26.4 million at June 30, 2002. Approximately $78.3 million of MBS available-for-sale purchases were partially offset by $18.9 million in amortization and payoffs during the nine months ended March 31, 2003.

Transactions with Related Parties

It is the policy of the Bank to offer loans to executive officers and directors on their principal residence and to offer to extend a line of credit for overdraft protection on a checking account held at the Bank. The Bank’s policy provides that all loans to executive officers and directors shall be made in the ordinary course of business, shall be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with all other employees, and shall not involve more than the normal risk of collectibility or present other unfavorable features.

A director of the Company is a partner in a law firm. The Company retained this law firm during fiscal year 2002 and has continued to retain the firm in fiscal year 2003. The amount of fees paid to the firm during the quarter and nine months ended March 31, 2003 and the quarter and nine months ended March 31, 2002 did not exceed five percent of the law firm’s gross revenues for the respective periods.

CAPITAL RESOURCES AND LIQUIDITY

The Company obtains advances from the FHLB as needed, as an alternative to retail deposit funds. FHLB advances decreased $32.3 million for the quarter and increased $23.8 million for the nine months ended March 31, 2003. Deposits increased by $35.4 million and $54.7 million for the three and nine months ended March 31, 2003. In addition, while the majority of the Bank’s deposits are retail in nature, the Bank has accepted $65.0 million in time deposits from the State of California. The Bank considers these funds to be wholesale deposits and an alternative borrowing source rather than a customer relationship and their levels are determined by management’s decision as to the most economic funding sources.

In addition to FHLB advances and proceeds from increases in customer deposits, other sources of liquidity for the Company include principal repayments on loans and MBS, proceeds from sales of loans held-for-sale and other cash flows generated from operations. Principal repayments on loans were $96.5 million and $81.3 million for the three months ended March 31, 2003 and 2002, respectively. Principal repayments on loans were $282.4 million and $237.0 million for the nine months ended March 31, 2003 and 2002, respectively. With continued downward pressure on interest rates, loans were paid off more rapidly than in the previous reporting period.

Proceeds from loan sales amounted to $46.7 million for the quarter ended March 31, 2003 as compared to $18.8 million for the quarter ended March 31, 2002. Proceeds from loan sales amounted to $108.6 million for the nine months ended March 31, 2003 compared to $46.4 million for the nine months ended March 31, 2002. At March 31, 2003, the Company had mortgage servicing assets related to loans sold, servicing retained, with a carrying value of $953,000. Loans serviced for others were $297.7 million at March 31, 2003 compared to $280.0 million at June 30, 2002.

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

ASSET QUALITY

The following table sets forth information regarding nonaccrual loans, troubled debt restructured loans and real estate acquired through foreclosure at the dates indicated:

	At March 31, 2003	At June 30, 2002	At March 31, 2002
	(Dollars in thousands)
Nonaccrual loans(1):
Real estate loans:
One-to-four family	$3,482	$2,575	$3,295
Multifamily	328	766	—
Commercial and land	—	907	121
Consumer	85	23	101

Total nonaccrual loans(1)	3,895	4,271	3,517
Troubled debt restructured loans	—	—	—

Total nonperforming loans	3,895	4,271	3,517
Real estate acquired through foreclosure	—	18	—

Total nonperforming assets	$3,895	$4,289	$3,517

Nonperforming loans as a percentage of gross loans(2)	0.30%	0.35%	0.30%
Nonperforming assets as a percentage of total assets(3)	0.25%	0.29%	0.24%
Total allowance for loan losses as a percentage of gross loans	0.91%	0.92%	0.94%
Total allowance for loan losses as a percentage of total nonperforming loans	297.97%	260.62%	316.80%
Total allowance as a percentage of total nonperforming assets(4)	297.97%	259.52%	316.80%

(1)	Nonaccrual loans are net of specific allowances of $37,000, $81,000 and $11,000 at March 31, 2003, June 30, 2002 and March 31, 2002, respectively.
(2)	Nonperforming loans are net of specific allowances and include nonaccrual and troubled debt restructured loans. Gross loans include loans held-for-sale.
(3)	Nonperforming assets include nonperforming loans and Real Estate Owned (“REO”).
(4)	Total allowance includes loan and REO valuation allowances.

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

Nonperforming assets decreased to $3.9 million, 0.25% of total assets at March 31, 2003, compared to $4.3 million, 0.29% of total assets at June 30, 2002. The Company has incorporated the OTS internal asset classifications as a part of its credit monitoring system. Classified loans decreased to $7.7 million at March 31, 2003, compared to $11.4 million at June 30, 2002.

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

Factors considered as part of the periodic loan review process to determine whether a loan is impaired, as defined under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” and as amended by Statement of Financial Accounting Standards No. 118, “Accounting by Creditors for Impairment of a Loan–Income Recognition and Disclosures,” address both the amount the Company believes is probable that it will collect and the timing of such collection. As part of the Company’s loan review process, the Company considers such factors as the ability of the borrower to continue to meet the debt service requirements, assessments of other sources of repayment, the fair value of any collateral and the Company’s prior history in dealing with the particular type of loan involved. In evaluating whether a loan is considered impaired, insignificant delays (less than twelve months) in the absence of other facts and circumstances would not alone lead to the conclusion that a loan was impaired. At March 31, 2003, the Company had a gross investment in impaired loans of $639,000 for which specific valuation allowances of $37,000 had been established.

During the three and nine months ended March 31, 2003, the Company’s average investment in impaired loans was $250,000 and $141,000, respectively. For the three and nine months ended March 31, 2002, the Company’s average investment in impaired loans was $362,000 and $572,000, respectively. For the three and nine months ended March 31, 2003, income recorded on impaired loans totaled $500 and $2,800, substantially all of which was recorded in accordance with the policy for nonaccrual loans. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. Impaired loans totaling $602,000 were not performing in accordance with their contractual terms at March 31, 2003. All impaired loans were included in nonaccrual loans, net of specific reserves of $37,000, at that date.

REGULATORY CAPITAL

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), and implementing OTS capital regulations include three separate minimum capital requirements for financial institutions subject to OTS supervision. First, the tangible capital requirement mandates that the Bank’s stockholders’ equity less intangible assets be at least 1.50% of adjusted total assets as defined in the capital regulations. Second, the core capital requirement currently mandates core capital (tangible capital plus qualifying supervisory goodwill) be at least 4.00% of adjusted total assets as defined in the capital regulations. Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital as defined by the OTS be at least 8.00% of risk-weighted assets as prescribed in the capital regulations. The capital regulations assign specific risk weightings to all assets and off-balance sheet items. The Bank was in compliance with all capital requirements in effect at March 31, 2003, and meets all standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). The following table reflects the required and actual regulatory capital ratios of the Bank at the dates indicated:

Regulatory Capital Ratios for Quaker Bank	FIRREA Minimum Requirement	FDICIA “Well-Capitalized” Minimum Requirement	Actual at March 31, 2003	Actual at June 30, 2002
Tangible capital	1.50%	N/A	8.51%	8.34%
Core capital to adjusted total assets	4.00%	5.00%	8.51%	8.34%
Core capital to risk-weighted assets	4.00%	6.00%	12.42%	12.39%
Total capital to risk-weighted assets	8.00%	10.00%	13.49%	13.50%

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not currently engage in trading activities. The Company’s financial instruments include interest sensitive loans receivable, federal funds sold, MBS, investment securities, FHLB stock, deposits and borrowings. The Company’s average interest-sensitive assets totaled approximately $1.50 billion for the nine months ended March 31, 2003. Approximately $501.5 million of the Bank’s adjustable rate loans are constrained by floor rates that are above current market rates as of the quarter ended March 31, 2003. Accordingly, should market rates rise, these assets will not reprice upwards until the fully indexed loan rate once again exceeds the lifetime floor rate. Average interest-sensitive liabilities totaled approximately $1.35 billion at March 31, 2003. The composition of the Company’s financial instruments subject to market risk has not changed materially since June 30, 2002.

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

PART II. OTHER INFORMATION

Item 5. OTHER INFORMATION

The date of the Company’s 2003 Annual Meeting of stockholders has been set for Wednesday, November 19, 2003. Pursuant to Section 6 of Article I of the Company’s Bylaws, stockholders who intend to submit a proposal or to make a nomination of a person for election to the Board of Directors at the 2003 Annual Meeting must provide timely written notice of the matter to the Corporate Secretary of the Company. To be timely, a stockholder’s notice must be delivered or mailed to and received at the principal executive offices of the Company no less than ninety (90) days prior to the date of the Annual Meeting. Any notice to the Corporate Secretary must comply with the notice procedures and informational requirements of Section 6 of Article I of the Company’s Bylaws (a copy of which is available upon request to the Corporate Secretary of the Company). No person shall be eligible for election as a Director of the Company unless nominated in accordance with the provisions of Section 6(c) of Article I of the Company’s Bylaws.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CITY BANCORP, INC.

Date: May 15, 2003	By:	/s/ DWIGHT L. WILSON
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

6	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	By:	/s/ FREDERIC R. (RICK) MCGILL
Frederic R. (Rick) McGill Chief Executive Officer

Certification of Chief Financial Officer

I, Dwight L. Wilson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Quaker City Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	By:	/s/ DWIGHT L. WILSON
Dwight L. Wilson Chief Financial Officer