Form 10-K
period 2003-06-30
QUAKER CITY BANCORP INC
filed 2003-09-25
CIK 912465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

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

☒ Yes                                                                 ☐  No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2002, based upon the closing sale price per share of $32.93 on the Nasdaq National Market System on December 31, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $182,252,000.

At September 22, 2003, 6,307,540 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on November 19, 2003 are incorporated by reference in Part III hereof.

This Annual Report on Form 10-K (and documents referred to in this report) includes “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address results or developments that Quaker City Bancorp, Inc. (the “Company”) expects or anticipates will or may occur in the future, including such things as (i) business strategy; (ii) economic trends, including the condition of the real estate market in southern California, the direction of interest rates and prepayment speeds for mortgage loans and mortgage-backed securities (“MBS”); (iii) the adequacy of the Company’s allowances for loan losses; (iv) goals; and (v) expansion and growth of the Company’s business and operations are forward-looking statements. These statements often include words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “may,” or similar expressions. These statements are based upon certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances.

These statements are subject to a number of risks and uncertainties, many of which are beyond the control of the Company, including, but not limited to, (i) general economic, market or business conditions in the U.S. and southern California, including changes in market interest rates; (ii) real estate market conditions, particularly in southern California; (iii) the opportunities (or lack thereof) that may be presented to and pursued by the Company; (iv) competitive actions by other financial institutions; (v) changes in federal, state and local laws, regulations and policies affecting the Company’s business; and (vi) other factors. Actual results could differ materially from those contemplated by these forward-looking statements. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company and its business or operations. Forward-looking statements made in this report speak as of the date hereof. The Company undertakes no obligation to update or revise any forward-looking statement made in this report.

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

The internet address of the Company is www.quakercitybank.com. Beginning November 15, 2002 through January 30, 2003, the Company did not make available on or through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports after such reports were electronically filed with, or furnished to, the SEC because the Company was in the process of developing and designing the investor relations portion of its website during that time. As of January 31, 2003, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, have been and are available through the investor relations section of its website, free of charge, as soon as reasonably practicable after such material has been electronically filed with, or furnished to, the SEC. The information found on the Company’s website is not a part of, or incorporated by reference into, this or any other report of the Company filed with, or furnished to, the SEC.

As of June 30, 2003, the Bank operated twenty-four retail full service branches in the southern California communities of Whittier (2), La Habra (2), Brea, Fullerton, Placentia, La Mirada, Hacienda Heights, Anaheim Hills, Rowland Heights, Lakewood, Northridge, Corona (2), Foothill Ranch, Murrieta, Huntington Beach, Lancaster, Palmdale, Chino, Long Beach, Santa Fe Springs and Pico Rivera. Thirteen of these branches, three of which were opened during fiscal 2003, are inside Wal-Mart stores. The Bank is currently scheduled to open three additional Wal-Mart in-store branches in the communities of Temecula, San Marcos and La Quinta during fiscal 2004.

The Company is a savings and loan holding company and as such is subject to examination and regulation by the Office of Thrift Supervision (“OTS”). The deposits of the Bank are insured by the Savings Association Insurance Fund (“SAIF”) of the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is regulated by the Director of the OTS and the FDIC. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco, which is one of the 12 regional banks comprising the Federal Home Loan Bank System. The Bank is also subject to certain regulations of the Board of Governors of the Federal Reserve System (“FRB”) with respect to reserves required to be maintained against deposits and certain other matters. See “—Regulation and Supervision—General.”

The Bank’s principal business has been and continues to be attracting retail deposits from the general public in its primary deposit market area surrounding its offices and investing those deposits, together with funds generated from operations and borrowings. Through its wholly owned subsidiary, Quaker City Financial Corporation (“QCFC”), the Bank also engages in the sale of investment products on an agency basis. The Bank originates and purchases predominantly multifamily, commercial real estate and one-to-four family loans, and to a lesser extent, home equity loans and credit lines and emphasizes multifamily lending in low and moderate income communities, primarily in southern California metropolitan areas. To a lesser extent, loans are also originated and purchased in central and northern California. Under certain circumstances, one-to-four family, second trust deed, multifamily and commercial loans are purchased, which are secured by properties outside the State of California.

Historically, the Company’s principal business has been making and purchasing one-to-four family, multifamily (five or more units) and commercial real estate loans. To a lesser extent, the Bank also makes home equity loans, credit lines and second trust deed loans secured by property. In every year for which data is presented in this report, i.e., fiscal 1999 through fiscal 2003, the Company’s multifamily loan portfolio has increased in total dollar amount and has represented a significant portion of the Company’s total loan portfolio. See “—Lending Activities—Loan and MBS Portfolio Composition.” At June 30, 2003, the Company’s gross loan portfolio (including loans held-for-sale) totaled $1.3 billion, 72.5% of which was secured by multifamily properties (approximately $676.6 million) and commercial real estate (approximately $297.1 million). From June 30, 2002 to June 30, 2003, the net increase in the Company’s multifamily portfolio was $70.0 million representing an 11.6% increase in the size of the portfolio. From June 30, 2002 to June 30, 2003, the net increase in the Company’s commercial real estate loan portfolio was $32.7 million, representing a 12.4% increase in the size of the portfolio.

In addition to originating loans to hold in portfolio, the Company also originates loans for sale. The Company sold $139.6 million of loans in fiscal 2003. The Company also purchases loans for investment and for sale. During fiscal 2003, the Company purchased $188.6 million in loans of which $113.0 million were one-to-four family. Loans sold come from loans held in the Company’s portfolio designated as being held-for-sale, originated or purchased during the most recent period and designated as held-for-sale. Historically, the Company has generally retained the servicing rights on most loans sold, however, some loans are sold servicing released. In addition, the Company invests in securities issued by the U.S. government and agencies thereof, MBS and other permitted investments under applicable federal laws and regulations. The Company’s revenues are derived principally from interest on its mortgage loans, and to a lesser extent, fees on deposit accounts, mortgage loan servicing activities, and interest and dividends on its investment securities and MBS.

The Company’s primary sources of funds are deposits, borrowings from the FHLB of San Francisco (“FHLB advances”), securities sold under agreements to repurchase, principal and interest payments on loans and MBS and proceeds from the sale of loans. At June 30, 2003, the Company had deposits of approximately $1.1 billion, including approximately $226.9 million in certificates of deposit of $100,000 or more. The Company’s borrowings at June 30, 2003 included $381.5 million in FHLB advances. See “—Sources of Funds.”

On July 16, 2003, the Board of Directors of the Company declared its first cash dividend of $0.20 per outstanding share of common stock of the Company, paid on August 29, 2003 to stockholders of record at the close of business on August 15, 2003.

For the year ended June 30, 2003, the Company reported net earnings of $22.6 million, $3.43 per diluted share. This compares to net earnings of $21.2 million, $3.17 per diluted share, and $15.1 million, $2.32 per diluted share, for the years ended June 30, 2002 and 2001, respectively. The increase in fiscal 2003 net earnings over fiscal 2002 and the increase in fiscal 2002 net earnings over fiscal 2001 was primarily due to an increase in net interest income, partially offset by an increase in other expenses.

Total assets of the Company were $1.6 billion at June 30, 2003, an increase of $134.7 million compared to June 30, 2002. The increase in assets was primarily due to the increase in loans of $129.8 million and MBS of $19.4 million. Commercial real estate loans increased $32.7 million, multifamily loans increased $70.0 million and one-to-four family loans increased $10.2 million. The asset growth was funded primarily by an increase in deposits of $74.4 million and $50.8 million of FHLB advances. Included in the increase of $74.4 million of deposits during fiscal 2003 is $38.2 million of deposits attributable to the Bank’s Wal-Mart in-store branch expansion. In addition, while the vast majority of the Bank’s deposits are retail in nature, the Bank accepted $55.0 million in time deposits from the State of California during fiscal 2000 and an additional $10.0 million in fiscal 2001. During fiscal 2003, the Bank’s $65.0 million in these time deposits had come due and payable at various periods throughout the year and terms were renegotiated and reset at current market rates. The Bank considers these funds to be wholesale deposits and an alternative borrowing source rather than a customer relationship and their levels are determined by management’s decision as to the most economic funding source. At June 30, 2003, the Company had total deposits of $1.1 billion and total FHLB advances of $381.5 million.

The southern California real estate market in the Company’s primary lending area continued to be strong during the year, although there are signs of weakness in certain segments of the California real estate market. The Company’s level of nonperforming assets was $3.3 million at June 30, 2003 compared to $4.3 million and $3.2 million at June 30, 2002 and 2001, respectively. The Company includes nonaccrual loans, troubled debt restructured loans and real estate acquired through foreclosure (“REO”) in determining its level of nonperforming assets. The Company recorded provisions for loan losses of $514,000 for the year ended June 30, 2003 compared to $200,000 and $800,000 for the years ended June 30, 2002 and 2001, respectively. As a percentage of assets, nonperforming assets were 0.20% in fiscal 2003, 0.29% in fiscal 2002 and 0.24% in fiscal 2001. See “—Allowances for Loan Losses” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”).

Lending Activities

Loan and MBS Portfolio Composition.  Historically, the Company’s principal business has been the making and purchasing of one-to-four family, multifamily and commercial real estate loans. In every year for which data is presented in this report, i.e., fiscal 1999 through fiscal 2003, the Company’s multifamily loan portfolio has increased in total dollar amount and has represented a significant portion of the Company’s total loan portfolio. Beginning principally with the hiring announced in January 1998 of the income property lending staff of another southern California financial institution, the Company has increased its focus on commercial real estate lending. The Company currently intends to continue its emphasis on multifamily and commercial real estate lending, with their higher risk-adjusted rates of return, rather than on lower yielding one-to-four family lending. At June 30, 2003, the Company had $1.3 billion of gross loans outstanding, 72.5% of which were secured by either multifamily properties or commercial real estate. Gross loans outstanding at June 30, 2003 included $676.6 million of multifamily loans, representing 50.38% of gross loans, $297.1 million of commercial real estate loans, representing 22.12% of gross loans, and $335.7 million of one-to-four family loans, which include second liens with a combined loan-to-value of up to 80.0%, representing 24.99% of gross loans. The remainder of gross loans at June 30, 2003 consisted of $10.2 million of construction loans, or 0.76% of gross loans, $2.2 million of land loans, or 0.17% of gross loans, and other loans of $21.2 million, or 1.58% of gross loans. Other loans include $10.6 million of mobile home loans secured by chattel paper, $3.5 million of home improvement loans, and $5.1 million of second liens with a combined loan-to-value greater than 80.0%. Included in these amounts at June 30, 2003 were $3.0 million of loans held-for-sale, comprising 0.22% of gross loans.

The net increase in the Company’s multifamily loans during fiscal 2003 was $70.0 million, representing an increase of 11.55% in the multifamily loan portfolio as compared to June 30, 2002. The net increase in the Company’s commercial real estate loans during fiscal 2003 was $32.7 million, representing an increase of 12.36% in the commercial real estate loan portfolio as compared to June 30, 2002. The net increase in the Company’s one-to-four family loans during fiscal 2003 was $10.2 million, representing an increase of 3.15% in the one-to-four family loan portfolio as compared to June 30, 2002. As a percentage of gross loans, multifamily loans increased by 0.25%, commercial loans increased by 0.27% and one-to-four family loans decreased by 1.91% from June 30, 2002 to June 30, 2003. These percentage changes in the composition of the gross mortgage loan portfolio are a result of the relative growth of the multifamily and commercial real estate loan portfolios and the Company’s sale of approximately 76.85% of the one-to-four family loans it originated during fiscal 2003. The Company currently intends to continue its focus on one-to-four family, multifamily and commercial real estate lending. During fiscal 2003, the Company purchased $192.1 million in loans of which $113.0 million were one-to-four family. The Company anticipates that the purchase of one-to-four family, multifamily and commercial real estate loans will remain a focus of the Company in fiscal 2004.

The Company invests in MBS, including securities guaranteed by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”). To a limited extent the Company also invests in privately issued MBS which typically have received a “AA” or “AAA” credit rating from at least one nationally recognized rating service. The Company invests in both adjustable rate and fixed rate MBS. In an effort to reduce the potential interest rate risk inherent in fixed rate assets, the Company purchases fixed rate MBS with a variety of coupon rates, maturities, and prices. Furthermore, the assets are typically purchased with fixed rate FHLB advances of various terms to maturity primarily ranging from one month to five years in order to reduce the Company’s exposure to changes in interest rates. The adjustable rate MBS in the Company’s portfolio typically have life caps that will prevent the MBS from further upward adjustments in rate should interest rates rise above the cap limit. Management considers the Company’s overall tolerance to interest rate risk and invests accordingly. At June 30,

2003, the Company’s MBS portfolio (including MBS available-for-sale) totaled $163.7 million, or 10.09% of total assets. The Company’s MBS are comprised of $89.9 million of agency securities, $50.9 million issued by other financial institutions and $22.9 million in collateralized mortgage obligations (“CMOs”). Of the $22.9 million in CMOs, 22.22% or $5.1 million are agency guaranteed. At June 30, 2003, $73.7 million in MBS were classified as available-for-sale. Typically, the Company classifies fixed rate MBS as held-to-maturity and variable rate MBS as available-for-sale.

The following table sets forth the composition of the Company’s loan and MBS portfolios in dollar amounts and percentages of the respective portfolio at the dates indicated.

	At June 30,
	2003		2002		2001		2000		1999
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars in thousands)
Loans:
Residential:
One-to-four units	$335,668	24.99%	$325,432	26.90%	$311,860	28.01%	$315,689	30.73%	$312,407	36.65%
Multifamily	676,580	50.38	606,543	50.13	550,919	49.47	505,436	49.20	391,596	45.93
Commercial	297,075	22.12	264,396	21.85	239,972	21.55	196,506	19.13	140,439	16.48
Land	2,216	0.17	2,789	0.23	1,743	0.16	1,456	0.14	344	0.04
Construction	10,249	0.76	—	—	—	—	—	—	—	—
Other	21,190	1.58	10,843	0.89	9,067	0.81	8,171	0.80	7,730	0.90

Loans, gross	1,342,978	100.00%	1,210,003	100.00%	1,113,561	100.00%	1,027,258	100.00%	852,516	100.00%

Less:
Undisbursed construction	4,503		—		—		—		—
Undisbursed loan funds	50		154		459		320		684
Unamortized discount (premium)	(2,707)		(1,225)		443		752		1,078
Deferred loan fees, net	3,261		3,472		3,992		4,138		3,852
Allowance for loan losses	11,606		11,131		10,943		10,161		8,684

Loans, net	1,326,265		1,196,471		1,097,724		1,011,887		838,218
Less:
Loans held-for-sale:
One-to-four units	2,997		3,436		1,034		—		353
Multifamily	—		—		2,637		11,173		7,234
Commercial	—		—		885		10,031		9,441
Other	—		—		—		8		—

Net loans held for investment	$1,323,268		$1,193,035		$1,093,168		$990,675		$821,190

Mortgage-backed securities:
FNMA	$45,120	27.81%	$10,616	7.39%	$8,061	6.43%	$12,110	11.01%	$5,509	5.51%
FHLMC	16,137	9.95	6,660	4.64	4,212	3.36	5,171	4.70	399	0.40
GNMA	27,476	16.94	54,944	38.27	75,989	60.61	64,474	58.62	61,858	61.91
Issued by other financial institutions	50,235	30.97	6,329	4.41	9,069	7.23	1,591	1.45	2,223	2.22
Collateralized mortgage obligations	23,249	14.33	65,038	45.29	28,047	22.37	26,648	24.22	29,939	29.96

	162,217	100.00%	143,587	100.00%	125,378	100.00%	109,994	100.00%	99,928	100.00%

Plus (Less):
Unamortized premium (discount)	1,480		689		226		(133)		(67)

Mortgage-backed securities, net	163,697		144,276		125,604		109,861		99,861
Less:
Mortgage-backed securities available-for-sale	73,683		26,449		25,209		24,404		15,783

Net mortgage-backed securities held-to-maturity	90,014		117,827		100,395		85,457		84,078

Total net loans and mortgage-backed securities held for investment or to maturity	$1,413,282		$1,310,862		$1,193,563		$1,076,132		$905,268

Loan Maturity.  The following table shows the contractual maturity of the Company’s gross loans and MBS at June 30, 2003. The table includes loans held-for-sale of $3.0 million and MBS available-for-sale of $73.7 million. The table includes scheduled principal payments, however it does not include estimated principal prepayments.

	At June 30, 2003
	One- to-Four Family	Multi- family	Commercial	Land	Construction	Other	Total Loans Receivable	Mortgage- Backed Securities	Total
	(In thousands)
Amounts due:
One year or less	$12,174	$15,530	$25,202	$455	$3,750	$411	$57,522	$3,042	$60,564

After one year:
More than one year to three years	26,992	34,242	55,993	1,026	6,499	935	125,687	6,657	132,344
More than three years to five years	30,943	38,972	64,369	68	—	1,105	135,457	7,504	142,961
More than five years to 10 years	98,649	122,637	151,511	229	—	3,729	376,755	23,202	399,957
More than 10 years to 20 years	166,910	403,676	—	429	—	14,296	585,311	73,498	658,809
More than 20 years	—	61,523	—	9	—	714	62,246	48,314	110,560

Total due after one year	323,494	661,050	271,873	1,761	6,499	20,779	1,285,456	159,175	1,444,631

Total amounts due	$335,668	$676,580	$297,075	$2,216	$10,249	$21,190	$1,342,978	$162,217	$1,505,195

The following table sets forth at June 30, 2003, the dollar amount of all loans due after June 30, 2003, and whether such loans are fixed rate or adjustable rate mortgage (“ARM”) loans.

	At June 30, 2003
	Fixed	Adjustable(1)(2)	Total
	(In thousands)
Real estate loans:
One-to-four family	$83,917	$251,751	$335,668
Multifamily	13,532	663,048	676,580
Commercial real estate	29,707	267,368	297,075
Land	819	1,397	2,216
Construction	2,245	8,004	10,249
Other Loans	15,257	5,933	21,190

Total loans	$145,477	$1,197,501	$1,342,978

(1)	ARM loans include loans that adjust monthly, semiannually, annually or once every five years. Five year ARM loans total $41.8 million one-to-four family, $27.8 million multifamily and $119.4 million commercial real estate.
(2)	Included in the total of ARM loans are approximately $521.0 million of adjustable rate loans with various indices that have fully indexed rates that are at, or below, their lifetime floor rates. Although these loans are ARM loans, should interest rates increase, the interest rates on these loans will not increase until the fully indexed rate exceeds the lifetime floor rate.

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

Additionally, the Company purchases or participates in loans originated by other institutions. The determination to purchase loans is based upon the Company’s investment needs and market opportunities. Subject to regulatory restrictions applicable to savings associations, the Company’s current loan policies allow all loan types to be purchased. The determination to purchase specific loans or pools of loans is subject to the Company’s underwriting policies, which require consideration of the financial condition of the borrower and the appraised value of the property and, with respect to multifamily and commercial real estate loans, the net operating income of the mortgaged property before debt service and depreciation. The Company has purchased loans from independent parties in various transactions. During the year ended June 30, 2003, of the $681.9 million of loans generated by the Company in fiscal 2003 through origination or purchase, $192.1 million, or 28.17%, were purchased. Of the $192.1 million of loans purchased during fiscal 2003, $40.6 million were multifamily loans, $20.6 million were commercial real estate loans, $113.0 million were one-to-four family loans, $3.8 million were construction loans and $14.1 million were consumer loans.

At origination or time of purchase, the Company designates loans as held-for-investment or held-for-sale. Historically, loans held-for-sale have been sold in the secondary market to FNMA, FHLMC and other investors. The Company generally retains the servicing rights on most loans sold, however, certain loans are sold servicing released. The determination to sell a specific loan or pool of loans is made based upon the Company’s investment needs, growth objectives and market opportunities.

In an attempt to further minimize interest rate risk associated with fixed rate loans designated as held-for-sale, the Company may enter into commitments (known as forward commitments) with FNMA and other investors to sell loans at a future date at a specified price. The Company will then simultaneously process and close the loans, thereby attempting to protect the price of loans in process from interest rate fluctuations that may occur from application to sale. There is risk involved in this forward commitment activity. In a declining interest rate environment, borrowers may choose not to close loans, but the Company would remain obligated to fulfill its forward commitments. The inability of the Company to originate or acquire loans to fulfill these commitments may result in the Company being required to pay non-delivery fees. In an increasing interest rate environment, the Company is subject to interest rate risk in the event its commitments to make loans to borrowers exceeds its commitments to sell loans. At June 30, 2003, the Company had $3.0 million in forward commitments with respect to fixed rate loans held-for-sale.

The Company sells loans and participations in loans with yield rates to the investors based upon current market rates. Gain or loss is recognized to the extent that the selling prices differ from the carrying value of the loans sold based on the estimated relative fair values of the assets sold and any retained interests, less any liabilities incurred. The assets obtained on sale are generally loan servicing assets. Liabilities incurred in a sale may include recourse obligations or servicing liabilities. At June 30, 2003, the Company had mortgage servicing assets related to loans sold, servicing retained, with a carrying value of $1.1 million.

In addition to retaining the servicing assets for originated loans, the Company may also purchase mortgage servicing assets related to mortgage loans originated by other institutions. The Company’s current loan policies, which are subject to change, provide that the aggregate amount of purchased mortgage servicing shall not exceed 75% of the total loans in the Company’s portfolio that are serviced for others. At June 30, 2003, the Company had purchased mortgage servicing assets with a carrying value of zero.

The following table sets forth activity in the Company’s loan and MBS portfolios for the periods indicated:

	At or for the Year Ended June 30,
	2003	2002	2001
	(In thousands)
Gross loans:
Beginning balance	$1,210,003	$1,113,561	$1,027,258
Loans originated:
One-to-four family	152,721	82,752	34,066
Multifamily	239,695	226,964	137,935
Commercial	90,688	62,153	51,556
Construction	6,500	—	—
Other	256	1,271	396

Total loans originated	489,860	373,140	223,953
Loans purchased	192,084	131,551	105,572
Loans to facilitate the sale of REO	—	—	262

Total	681,944	504,691	329,787
Less:
Undisbursed construction	4,503	—	—
Transfer to REO	57	18	84
Principal repayments	408,239	348,283	189,940
Sales of loans	139,640	59,265	53,275
Other, net	(3,470)	683	185

Ending balance	$1,342,978	$1,210,003	$1,113,561

Gross mortgage-backed securities:
Beginning balance	$143,587	$125,378	$109,994
Mortgage-backed securities purchased	140,528	76,623	50,303
Less:
Principal repayments	120,306	57,743	35,063
Other, net	1,592	671	(144)

Ending balance	$162,217	$143,587	$125,378

Multifamily Lending.  During the year ended June 30, 2003, the Company originated $239.7 million of multifamily loans. The Company originates multifamily mortgage loans generally secured by apartment buildings primarily located in southern California metropolitan areas. To a lesser extent, multifamily loans are also originated and purchased in central and northern California. The Company is also purchasing multifamily loans out of state, which are typically seasoned. In originating a multifamily loan, the Company considers the qualifications of the borrower as well as the securing property. The foremost factors to be considered are the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) and the ratio of the loan amount to the appraised value of the property. Pursuant to the Company’s underwriting policies, a multifamily loan generally may only be made in an amount up to 80% of the appraised value of the underlying property. The Company also generally requires a debt service coverage ratio of at least 110%. Properties securing a multifamily loan are appraised by an independent appraiser and title insurance is required on all multifamily loans. The average outstanding loan balance on multifamily loans at June 30, 2003 was approximately $417,000, with the largest loan being $4.5 million. The property collateralizing this loan is located in San Bernardino, California and the loan was not classified at June 30, 2003. Declines in the real estate values in the Company’s primary lending area may result in increases in the loan-to-value ratio on some multifamily mortgage loans subsequent to origination.

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

At June 30, 2003, the Company’s multifamily loan portfolio had increased to $676.6 million, or 50.38% of gross loans, from $606.5 million, or 50.13% of gross loans, at June 30, 2002, an increase of $70.0 million. The multifamily loan portfolio increased in total dollar amount during fiscal 2003 by 11.55%, and as a percentage of gross loans by 0.25%. Of the $676.6 million of multifamily loans outstanding at June 30, 2003, 2.13% were fixed rate loans and 97.87% were ARM loans. Of the 97.87% of ARM loans, 4.11% or $27.2 million are tied to a Treasury bill based index that adjusts once every five years. Included in the total multifamily ARM loans are approximately $371.5 million of adjustable rate loans with various indices that have fully indexed rates that are at, or below, their lifetime floor rates. Although these loans are ARM loans, should interest rates increase, the interest rates on these loans will not increase until the fully indexed rate exceeds the lifetime floor rate.

Multifamily loans are generally considered to involve a higher degree of credit risk and to be more vulnerable to adverse conditions in the real estate market and to deteriorating economic conditions, particularly changes in interest rates, than one-to-four family residential mortgage loans. These loans typically involve higher loan principal amounts and the repayment of such loans generally depends on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. Sometimes multifamily loans are made to groups of related borrowers, which concentration could increase the Company’s exposure should the circumstances of one borrower negatively affect the ability of other related borrowers to repay their loans in full on a timely basis. Recessionary economic conditions tend to result in higher vacancy and reduced rental rates and net operating incomes from multifamily residential properties. Of the Company’s $39,000 in charge-offs in fiscal 2003, none were for multifamily loans. See “—Allowances for Loan Losses.”

Commercial Real Estate Lending.  During fiscal 2003, the Company originated $90.7 million of commercial real estate loans. The Company originates commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings, multi-tenant industrial properties, retail shopping centers or a combination of residential and commercial facilities located primarily in southern California. To a lesser extent, commercial real estate loans are also originated and purchased in central and northern California. The Company is also purchasing commercial real estate loans out of state, which loans are typically seasoned. The Company’s underwriting procedures provide that commercial real estate loans generally may be made in amounts of up to 75% of the appraised value of the property. These loans may be made with terms of up to 30 years for ARM loans. The Company’s underwriting standards and procedures are similar to those applicable to its multifamily loans, whereby the Company considers the net operating income of the property and the borrower’s expertise, credit history and profitability. The Company has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 110%. The average outstanding loan balance on commercial real estate loans at June 30, 2003 was approximately $643,000. The largest commercial real estate loan in the Company’s portfolio, located in San Diego, California had an outstanding principal balance at June 30, 2003 of $3.5 million and the loan was not classified.

At June 30, 2003, the Company’s commercial real estate loan portfolio had increased to $297.1 million, or 22.1% of gross loans, from $264.4 million, or 21.85% of gross loans, at June 30, 2002, an increase of $32.7 million, or 0.27% of gross loans. This $32.7 million increase in the commercial real estate loan portfolio during fiscal 2003 represents a 12.36% increase in the total dollar amount of the commercial real estate portfolio. Of the $297.1 million of commercial real estate loans outstanding at June 30, 2003, 6.01% were fixed rate loans and 93.99% were ARM loans. Of the 93.99% of ARM loans, 37.43% or $104.5 million are tied to a Treasury bill bond index that adjusts once every five years. Included in the total commercial real estate ARM loans are approximately $149.5 million of adjustable rate loans with various indices that have fully indexed rates that are at, or below, their lifetime floor rates. Although these loans are ARM loans, should interest rates increase, the interest rates on these loans will not increase until the fully indexed rate exceeds the lifetime floor rate.

Commercial real estate loans are generally considered to involve a higher degree of credit risk and to be more vulnerable to adverse conditions in the real estate market and to deteriorating economic conditions, particularly changes in interest rates, than one-to-four family residential mortgage loans. These loans typically involve higher loan principal amounts and the repayment of such loans generally depends on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. Sometimes commercial real estate loans are made to groups of related borrowers, which concentration could increase the Company’s exposure should the circumstances of one borrower negatively affect the ability of other related borrowers to repay their loans in full on a timely basis. Recessionary economic conditions tend to result in higher vacancy and reduced rental rates and net operating incomes from commercial properties. In addition, commercial real estate values tend to be cyclical. Of the Company’s $39,000 in charge-offs in fiscal 2003, none were for commercial real estate loans. See “—Allowances for Loan Losses.”

One-to-Four Family Lending.  The Company originates both fixed rate mortgage loans and ARM loans secured by one-to-four family residences, including, to a lesser extent, condominium and cooperative units with maturities of up to 30 years. Originated loans are predominantly secured by property located in southern California. Loan originations are generally obtained from existing or past customers, residents of the local communities and loan brokers. One-to-four family loans are also purchased with properties securing the loans located throughout the State of California and in certain circumstances outside of California. Included in one-to-four family loans are outstanding balances of $19.5 million of adjustable rate home equity credit lines tied to the Wall Street Prime index. These loans are generally secured by a first or second trust deed, with maturities of up to 25 years.

During the year ended June 30, 2003, the Company originated $152.7 million of one-to-four family loans. The Company’s policy is to originate one-to-four family loans in amounts generally of (i) up to 80% of the lower of the appraised value or the selling price of the property securing the loan and (ii) up to 95% of the appraised value or selling price if private mortgage insurance is obtained. Declines in real estate values in the Company’s lending areas may result in increases in the loan-to-value ratio on some one-to-four family loans subsequent to origination.

At June 30, 2003, the Company’s one-to-four family loan portfolio had increased to $335.7 million, or 24.99% of gross loans, from $325.4 million, or 26.90% of gross loans, at June 30, 2002, an increase of $10.2 million. The one-to-four family loan portfolio increased in total dollar amount during fiscal 2003 by 3.15%, and decreased as a percentage of gross loans by 1.91%. During fiscal 2003, one-to-four family loans purchased were $113.0 million. Of the $335.7 million of one-to-four family loans outstanding at June 30, 2003, 22.26% were fixed rate loans and 77.44% were ARM loans. Of the 77.44% of ARM loans, 15.94% or $41.6 million are tied to a Treasury Constant Maturity based index that adjusts once every five years.

Certain Loan Terms.  Since 1982, the Company has emphasized the origination of ARM loans for retention in its portfolio. This practice has enabled the Company to reduce its interest rate risk exposure by concentrating its loan portfolio in assets with either shorter terms or more frequent repricing, or both. At June 30, 2003, approximately 97.87% of the Company’s multifamily, 93.99% of its commercial real estate and 77.74% of its one-to-four family loans were ARM loans with interest rates scheduled to adjust in a range from monthly to once every five years. Included in the total of ARM loans are approximately $521.0 million of adjustable rate loans with various indices that have fully indexed rates that are at or below their lifetime floor rates. Although these loans are ARM loans, should interest rates increase, the interest rates on these loans will not increase until the fully indexed rate exceeds the lifetime floor rate. The Company also originates fixed rate loans in response to customer demand. The type of loans the Company originates is dependent upon the relative customer demand for fixed rate or ARM loans, which in turn is affected by the current and expected level of interest rates. Historically, the Company has sold fixed rate loans in the secondary market to FNMA, FHLMC and others. During fiscal 2003, the Company retained certain fixed rate loans in its portfolio, both originated and purchased loans.

The interest rates for approximately 46.98% of the Company’s ARM loans in portfolio are indexed to the 11th District Cost of Funds Index (“COFI”). The Company currently offers a number of ARM loan programs with interest rates tied to Treasury bill based and COFI indices that adjust monthly, semi-annually, annually or once every five years, some of which have payment caps. Because of payment caps and the different times at which interest rate adjustments and payment adjustments are made, in periods of rising interest rates monthly payments may not be sufficient to pay the interest accruing on some of the Company’s ARM loans. The amount of any shortfall (“negative amortization”) is added to the principal balance of the loan to be repaid through future monthly payments, which could cause increases in the amount of principal owed to the Company over that which was originally lent. The Company currently has approximately $776.1 million in mortgage loans that may be subject to negative amortization. During the years ended June 30, 2003, 2002 and 2001, the negative amortization associated with these loans totaled $2,000, $146,000, and $288,000, respectively. Significant negative amortization can increase the associated risk of default on loans, particularly for loans originated with relatively high loan-to-value ratios. Based on historical experience, management does not believe that the loss experience on the loans that are subject to negative amortization is materially different from the loss experience on the balance of its portfolio.

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

Loan Approval Procedures and Authority.  The Company’s Board of Directors has a standing Loan Committee. The Loan Committee is primarily responsible for approving the lending policies of the Company, reviewing large loans, and ensuring adherence to policies and procedures. The Board of Directors has authorized the following persons to approve loans up to the amounts indicated: mortgage loans in amounts of $1.5 million and below may be approved by the respective Loan Division Manager or his/her designate; mortgage loans in excess of $1.5 million and up to $2.0 million require the approval of the President or any member of the Loan Committee; and mortgage loans in excess of $2.0 million require the approval of at least two members of the Loan Committee.

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

At June 30, 2003, 2002 and 2001, delinquencies in the Company’s loan portfolio were as follows:

	at June 30,
	2003					2002				2001
	60-89 Days		90 Days or More			60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans		Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One-to-four family	—	$—	82		$3,014	3	$432	35	$2,142	9	$996	53	$1,444
Multifamily	—	—	1		272	—	—	1	520	1	524	2	183
Commercial	—	—	—		—	—	—	1	907	—	—	—	—
Other loans	—	—	71	(1)	21	1	1	3	23	—	—	1	35

Total	—	$—	154		$3,307	4	$433	40	$3,592	10	$1,520	56	$1,662

Delinquent loans to total gross loans		—%			0.25%		0.04%		0.30%		0.14%		0.15%

(1)	The company purchased two pools of loans totaling $12.3 million in single family second trust deed loans at a significant discount in the second quarter of fiscal 2003. These loans were classified as available-for-sale, and one of the two pools was subsequently sold in the third quarter of fiscal 2003 at a gain. The second pool of loans was recorded at the present value of expected future cash flows, and has been accounted for using the Cost-Recovery Method as defined in AICPA Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” As a result, any payments received have been applied first against the recorded amount of the loan; when that amount has been reduced to zero, any additional amounts received are recognized as income. Of the 100 loans in this pool, 66 were delinquent at June 30, 2003, and are included in the 71 “other loans” delinquent 90 days or more above and have a recorded value of zero.

The loans in the above table have been considered in connection with the Company’s overall assessment of the adequacy of its allowance for loan losses. However, there can be no assurance that the Company will not have to establish additional loss provisions for these loans in the future. See “—Allowances for Loan Losses.”

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

The following table sets forth information with respect to the classified assets of the Company at June 30, 2003 and 2002:

	At June 30, 2003	At June 30, 2002
	Substandard	Substandard
	(In thousands)
Real estate loans:
One-to-four family	$4,467	$5,353
Multifamily	1,023	3,778
Commercial, land and construction	1,288	2,215
Other loans	36	41
REO	—	18

Total classified assets	$6,814	$11,405

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” and as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures,” the Company recognizes impairment on troubled collateral dependent loans by creating a specific valuation allowance. Impaired loans at June 30, 2003 included $299,000 of loans for which specific valuation allowances of $36,000 had been established. At June 30, 2002, the Company had $328,000 of impaired loans for which specific valuation allowances of $81,000 had been established. All such provisions for losses and any related recoveries are recorded as part of the total allowance for loan losses.

In addition to adversely classified assets, assets which do not currently expose the Company to sufficient risk to warrant adverse classification but possess weaknesses are designated “Special Mention.” According to OTS guidelines, Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. At June 30, 2003, $10.0 million of assets were graded as Special Mention, compared to $8.3 million at June 30, 2002.

All classified assets have been considered in connection with the Company’s overall assessment of the adequacy of its allowance for loan losses; however, there can be no assurance that the Company will not establish additional loss provisions for these assets in the future. See “—Allowances for Loan Losses.”

Nonperforming Assets and Restructured Loans

The Company ceases the accrual of interest on loans that are more than 60 days past due and any previously accrued interest is reversed. In addition, the Company may restructure a loan due to the debtor’s financial difficulty and grant a concession which the Company would not have otherwise considered. REO is recorded at fair value less estimated costs of disposition.

The following table sets forth information regarding nonaccrual loans, troubled debt restructured loans and REO. There were no accruing loans past due 60 days or more for any of the periods presented below.

	At June 30,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Real estate loans:
One-to-four family	$3,014	$2,575	$2,440	$1,356	$3,062
Multifamily	272	766	707	526	—
Commercial, land and construction	—	907	—	1,707	1,752
Other:
Consumer loans	21	23	35	—	170

Total nonaccrual loans(1)	3,307	4,271	3,182	3,589	4,984
Troubled debt restructured loans	—	—	—	211	218

Total nonperforming loans	3,307	4,271	3,182	3800	5,202
Real estate acquired through foreclosure	—	18	6	639	2,340

Total nonperforming assets	$3,307	$4,289	$3,188	$4,439	$7,542

Ratios:
Net charge-offs to average loans	—%	—%	—%	0.01%	0.15%
Total allowance for loan losses as a percentage of gross loans	0.86	0.92	0.98	0.99	1.02
Total allowance for loan losses as a percentage of total nonperforming loans(2)	350.95	260.62	343.90	267.39	166.94
Total allowance as a percentage of total nonperforming assets(3)	350.95	259.52	343.26	228.90	115.14
Total nonaccrual loans as a percentage of gross loans(1)	0.25	0.35	0.29	0.35	0.58
Nonperforming loans as a percentage of gross loans(2)	0.25	0.35	0.29	0.37	0.61
Nonperforming assets as a percentage of total assets(4)	0.20	0.29	0.24	0.37	0.74

(1)	Nonaccrual loans are net of specific allowances of $36, $81, $0, $0 and $68 for the years ended June 30, 2003, 2002, 2001, 2000 and 1999, respectively.
(2)	Nonperforming loans include nonaccrual and troubled debt restructured loans. Gross loans include loans held-for-sale.
(3)	Total allowance includes loan and REO valuation allowances.
(4)	Nonperforming assets include nonperforming loans and REO.

The gross amount of interest income on nonaccrual loans that would have been recorded during the years ended June 30, 2003, 2002 and 2001 if the nonaccrual loans had been current in accordance with their original terms was $232,000, $299,000 and $264,000, respectively. For the years ended June 30, 2003, 2002 and 2001, $74,000, $144,000 and $152,000, respectively, was actually earned on nonaccrual loans and is included in interest income on loans in the consolidated statements of operations for such years included in this report. Interest income earned on nonaccrual loans is generally recorded utilizing the cash-basis method of accounting. See “Financial Statements and Supplementary Data.”

Impaired Loans

A loan is considered impaired when, based on current circumstances and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Creditors are required to measure impairment of a loan based on any one of the following: (i) the present value of expected future cash flows from the loan discounted at the loan’s effective interest rate, (ii) an observable market price, or (iii) the fair value of the loan’s underlying collateral. The Company measures impairment based on the fair value of the loan’s underlying collateral property. Impaired loans exclude large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include one-to-four family loans with principal balances of less than $1.0 million, real estate loans on commercial properties with balances of less than $500,000 and multifamily loans with balances of less than $750,000.

Factors considered as part of the periodic loan review process to determine whether a loan is impaired, as defined under SFAS No. 114 and as amended by SFAS No. 118, address both the amount the Company believes is probable that it will collect and the timing of such collection. As part of the Company’s loan review process, the Company considers such factors as the ability of the borrower to continue to meet the debt service requirements, assessments of other sources of repayment, the fair value of any collateral and the Company’s prior history in dealing with the particular type of loan involved. In evaluating whether a loan is considered impaired, insignificant payment delays (less than twelve months) in the absence of other facts and circumstances would not alone lead to the conclusion that a loan was impaired.

At June 30, 2003 and 2002, the Company had a gross investment in impaired loans of $299,000 and $328,000, respectively. During the years ended June 30, 2003 and 2002, the Company’s average investment in impaired loans was $183,000 and $514,000 million, respectively, and for the years then ended, interest income on such loans totaled $16,000 and $37,000, respectively. Interest income on impaired loans which are performing is generally recorded in accordance with the policy for nonaccrual loans. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. At June 30, 2003, $36,000 of impaired loans were performing in accordance with their contractual terms. At June 30, 2002, all impaired loans were performing in accordance with their contractual terms.

The Company recognizes impairment on troubled collateral dependent loans by creating a specific valuation allowance. Generally, the loans for which a specific valuation allowance was established are in the process of collection. At such time that these loans are deemed either partially or fully uncollectible, the specific valuation allowance is charged-off.

Impaired loans at June 30, 2003 include $299,000 of loans for which specific valuation allowances of $36,000 had been established. At June 30, 2002, the Company had $328,000 of impaired loans for which specific valuation allowances of $81,000 had been established. All such provisions for losses and related recoveries are recorded as part of the total allowance for loan losses.

Allowances for Loan Losses

The Company maintains valuation allowances for losses on loans that the Company’s management believes to be inherent in those portfolios. The Company’s management evaluates the adequacy of the level of the loss allowance quarterly as a function of its internal asset review process.

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

The Company’s internal asset review system and loss allowance methodology are designed to provide for timely identification of problem assets and recognition of losses. The current asset monitoring process includes the use of asset classification to segregate the assets, primarily real estate loans, into types of loans. Currently, loan type classifications include one-to-four family loans, multifamily loans, commercial, construction and land loans, and other loans.

The allowance for loan losses consists of three elements: (i) specific valuation allowances, (ii) general valuation allowances based on historical loan loss experience and current trends, and (iii) adjustments to general valuation allowances based on general economic conditions and other risk factors in the Company’s individual markets.

Specific Valuation Allowances.  A specific valuation allowance for losses on a loan is established when management determines the loan to be impaired and the loss can be reasonably estimated. Generally, the Company’s loans are collateral dependent, therefore, specific reserves would be established based upon the value of the underlying collateral. To comply with this policy, management has established a monitoring system that requires an annual review of real estate loans on commercial properties with balances in excess of $500,000, for multifamily loans in excess of $750,000, and for one-to-four family loans in excess of $1.0 million. In addition, all assets considered to be adversely classified or criticized are reviewed monthly for impairment. The annual review process requires an analysis of current operating statements requested from the borrower (although they are not always received from the borrower), an evaluation of the property’s current and past performance, an evaluation of the borrower’s ability to repay, and an evaluation of the overall condition and estimated value of the collateral.

General Valuation Allowances.  These allowances relate to assets with no well-defined deficiencies or weaknesses and take into consideration incurred losses that are inherent within the portfolio but have not yet been realized. General valuation allowances are determined by applying factors that include the mix of loan products within the portfolio, any change in underwriting standards, past loss experience and general economic conditions and other risk factors. Past loss experience within homogeneous loan categories is analyzed at least annually. The Company may revise general valuation allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan category.

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

The Company has increased its commercial and industrial real estate loan portfolio in recent years to a level of 22.12% of total gross loans at June 30, 2003, compared to 21.85% and 21.55% of total gross loans at June 30, 2002 and 2001, respectively. Multifamily and commercial real estate loans are generally considered to involve a higher degree of credit risk and to be more vulnerable to adverse conditions in the real estate market and to deteriorating economic conditions, particularly changes in interest rates, than one-to-four family residential mortgage loans. As a result of the potentially higher risk of these loans, a higher level of general allowance for loan losses has been allocated to the multifamily and commercial real estate portfolios. These loans typically involve higher loan principal amounts and the repayment of such loans generally depends on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. In addition, multifamily and commercial real estate values tend to be more cyclical and, while the southern California real estate market remained strong in fiscal 2003, although there are signs of weakness in certain segments of the California real estate market, recessionary economic conditions of the type that prevailed in prior years in the Company’s lending market area tend to result in higher vacancy and reduced rental rates and net operating incomes from multifamily and commercial real estate properties.

The Company recorded a provision of $514,000 for loan losses for the year ended June 30, 2003, compared to $200,000, $800,000, $1.6 million and $1.7 million for the years ended June 30, 2002, 2001, 2000, and 1999, respectively. The increase in the provision for fiscal 2003 compared to fiscal 2002 is primarily the result of the change in the mix of loan types outstanding, year over year. The decrease in the provision for fiscal 2002 compared to fiscal 2001 is primarily the result of lower loan growth than in prior years; however, the amount provided was deemed necessary due to the increase in the loan portfolio during fiscal 2002. The provision in fiscal 2000 and fiscal 1999 was comparable due to similar loan growth compared to prior years.

Although the Company believes that the allowance for loan losses at June 30, 2003 is adequate, there can be no assurance that the Company will not have to establish additional loan loss provisions based upon future events. The Company will continue to monitor and modify its allowances for loan losses as conditions dictate. In addition, the OTS and the FDIC, as an integral part of their examination process, periodically review the Company’s valuation allowance. These agencies may require the Company to establish additional allowances, based on their judgments of the information available at the time of the examination. See “—Regulation and Supervision—Classification of Assets.”

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

REO is initially recorded at fair value at the date of acquisition, less estimated costs of disposition. Thereafter, if there is a further deterioration in value, the Company writes down the REO directly for the diminution in value. Real estate held-for-investment is carried at the lower of cost or net realizable value. All costs of anticipated disposition are considered in the determination of net realizable value.

The following table sets forth activity in the Company’s total allowance for loan losses:

	At or For the Year Ended June 30,
	2003	2002	2001	2000	1999
	(In thousands)
Allowance for loan losses:
Balance at beginning of year	$11,131	$10,943	$10,161	$8,684	$7,955
Provision for loan losses	514	200	800	1,600	1,700
Allowance of portfolios acquired	—	—	—	—	164
Charge-offs:
One-to-four family	(17)	(11)	—	(125)	(189)
Multifamily	—	—	—	—	(945)
Non-mortgage	(22)	(1)	(18)	(14)	(1)
Recoveries(1)	—	—	—	16	—

Subtotal charge-offs, net	(39)	(12)	(18)	(123)	(1,135)

Balance at end of year	$11,606	$11,131	$10,943	$10,161	$8,684

(1)	In 2000, recoveries were on multifamily loans.

The following table sets forth the Company’s allowance for loan losses to total allowance and the percentage of loans to total loans in each of the categories listed:

	At June 30,
	2003(1)			2002(1)			2001(1)
	Amount	Percentage of Allowance to Total Allowance	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Percentage of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family	$955	8.23%	25.08%	$1,220	10.96%	26.90%	$1,443	13.18%	28.01%
Multifamily	6,333	54.57	50.55	5,715	51.34	50.13	5,883	53.76	49.47
Commercial, land and construction	3,859	33.25	22.79	3,841	34.51	22.08	3,475	31.76	21.71
Other	273	2.35	1.58	165	1.48	0.89	142	1.30	0.81
Unallocated	186	1.60	N/A	190	1.71	N/A	—	—	N/A

Total allowance	$11,606	100%	100%	$11,131	100%	100%	$10,943	100%	100%

	At June 30,
	2000(1)			1999(1)
	Amount	Percentage of Allowance to Total Allowance	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Percentage of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family	$2,392	23.54%	30.73%	$2,371	27.30%	36.65%
Multifamily	4,903	48.25	49.20	4,216	48.55	45.93
Commercial, land and construction	2,621	25.80	19.27	1,892	21.79	16.52
Other	103	1.01	0.80	98	1.13	0.09
Unallocated	142	1.40	N/A	107	1.23	N/A

Total allowance for loan losses	$10,161	100%	100%	$8,684	100%	100%

(1)	In fiscal 2003, 2002, 2001, 2000 and 1999, total specific allowances amounted to $36, $81, $172, $521 and $465, respectively.

The allocation of the general allowance for one-to-four family loans decreased from fiscal 2002 to fiscal 2003, as single family real estate prices continued to increase in California and the Company received record high loan paydowns due to historically low interest rates. Also, the Company decided to separately evaluate a recent purchase of one-to-four family loans totaling $43.0 million. This loan package is expected to pay off at a very rapid rate and may only have a life of nine months. For this reason, the Company has not established an allocated reserve for these loans, and will monitor their payoff rate closely. The allocation of the general allowance for one-to-four family loans decreased from fiscal 2001 as compared to fiscal 2002, as single family real estate prices increased, paydowns continued at accelerated rates due to historically low interest rates, and purchased out-of-state loans performed well, with one loss of $11,000 in the three year period subsequent to acquiring these loans. The allocation of the general allowance for one-to-four family loans decreased from fiscal 2001 as compared to fiscal 2000, as the Company experienced continued seasoning of the one-to-four family loan portfolio with minor new production during fiscal 2001, continued paydowns and no charge-offs in the two years subsequent to the fiscal 1999 purchase of the loan portfolio, and an overall increase in single family real estate prices during fiscal 2001. The allocation of the general allowance for one-to-four family loans decreased from fiscal 1999 as compared to fiscal 2000. In fiscal 1999, the Company began purchasing one-to-four family loans outside the State of California. The Company increased the allocation of the general allowance for one-to-four family loans as a result of purchasing loans outside of its primary geographic lending area which are serviced by others.

The allocation of the general allowance for multifamily loans increased from fiscal 2002 to fiscal 2003 due to loan growth experienced by the Company in fiscal 2003 as compared to fiscal 2002. The allocation of the general allowance for multifamily loans decreased from fiscal 2001 to fiscal 2002. The decrease was due to the strong demand for multifamily housing in southern California, as well as increased property values in fiscal 2002. The allocation of the general allowance for multifamily loans increased from fiscal 2000 to fiscal 2001. The increase was due to loan growth experienced by the Company in fiscal 2001 as compared to fiscal 2000. The allocation of the general allowance for multifamily loans from fiscal 1999 to fiscal 2000 remained comparable due to proportionate loan growth year over year.

The allocation of the general allowance for commercial real estate, land and construction loans decreased from fiscal 2002 to fiscal 2003. Although certain segments of the commercial real estate market within California have shown some signs of weakness, to date the Company’s commercial real estate loan portfolio has not demonstrated such weaknesses. The allocation of the general allowance for commercial real estate, land and construction loans remained constant from fiscal 2001 to fiscal 2002. Although there were signs of weakness in the national and certain California commercial real estate markets, the Company’s commercial real estate loan portfolio had not demonstrated such weaknesses. The allocation of the general allowance for commercial real estate, land and construction loans increased from fiscal 2000 to fiscal 2001. The increase was due to loan growth experienced by the Company in fiscal 2001 as compared to fiscal 2000. The allocation of the general allowance for commercial real estate, land and construction loans from fiscal 1999 to fiscal 2000 remained comparable due to consistent loan growth year over year.

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

The investment policy of the Company attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company’s lending activities. Specifically, the Company’s policy generally limits investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment-grade. The Company’s policy authorizes investment in marketable equity securities meeting the Company’s guidelines. The policy requires that all investment purchases be ratified by the Board of Directors of the Company. At June 30, 2003, the Company had federal funds sold and other short-term investments and investment securities in the aggregate amount of $63.6 million with a fair value of $60.5 million. In the last two years, the Company has had fair value shortfalls, which have been recognized through capital, on its investment in FNMA and FHLMC preferred stock. The gross unrealized loss on the FNMA and FHLMC preferred stock was $3.7 million at June 30, 2003 and $1.1 million at June 30, 2002. The Company believes that these shortfalls are directly related to historically low interest rates and have no bearing on the credit quality of the issuer of the securities. The Company also believes it has sufficient liquidity to hold these securities through this historically low interest rate cycle.

The following table sets forth certain information regarding the amortized cost and fair values of the Company’s federal funds sold and other short-term investments and investment securities portfolio at the dates indicated:

	At June 30,
	2003		2002		2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Federal funds sold and other short-term investments	$—	$—	$3,500	$3,500	$900	$900

Investment securities:
Held-to-maturity:
U.S. government and federal agency obligations	$10,178	$10,328	$12,273	$12,321	$13,252	$13,306
Corporate debt securities	2,000	2,021	2,000	1,995	—	—

Total held-to-maturity	$12,178	$12,349	$14,273	$14,316	$13,252	$13,306

Available-for-sale:
FNMA/FHLMC preferred stock	$31,385	$28,071	$31,377	$30,450	$22,500	$22,544
Mutual funds	20,066	20,066	48,745	48,784	3,008	3,005

Total available-for- sale	$51,451	$48,137	$80,122	$79,234	$25,508	$25,549

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Company’s federal funds sold and other short-term investments and investment securities as of June 30, 2003.

	At June 30, 2003
	One Year or Less		More than One Year to Five Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Investment securities:
Held-to-maturity:
U.S. government and federal agency obligations	$—	—%	$5,000	3.15%	$5,178	4.76%	$10,178	3.97%
Corporate debt securities	—	—	—	—	2,000	3.53	2,000	3.53

Total held-to-maturity	$—	—%	$5,000	3.15%	$7,178	4.42%	$12,178	3.97%

Available-for-sale:
FNMA/FHLMC preferred stock	$—	—%	$—	—%	$31,385	4.47%	$31,385	4.47%
Mutual funds	20,066	2.26	—	—	—	—	20,066	2.26

Total available-for-sale	$20,066	2.26%	$—	—%	$31,385	4.47%	$51,451	3.61%

Sources of Funds

General. Deposits, FHLB advances, securities sold under agreements to repurchase, loan repayments and prepayments, and proceeds from sales of loans are the primary sources of the Company’s funds for use in lending, investing and for other general purposes.

Deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company’s deposits consist of passbook savings, checking accounts, money market accounts and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company’s deposits are obtained predominantly from the areas in which its branch offices are located. The Company relies primarily on customer service and relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company’s ability to attract and retain deposits. The Company does not currently use brokers to obtain deposits. The Bank opened three Wal-Mart in-store branches during fiscal 2003, four in-store branches during fiscal 2002 and three in-store branches during fiscal 2001. For the year ended June 30, 2003, the Wal-Mart in-store branch growth of $38.2 million represents 51.34% of the total deposit growth for the year. In addition, while the vast majority of the Bank’s deposits are retail in nature, the Bank accepted $55.0 million in time deposits from the State of California during fiscal 2000 and an additional $10.0 million in fiscal 2001. During fiscal 2003, the Bank’s $65.0 million in time deposits had come due and payable at various periods throughout the year and terms were renegotiated and reset at current market rates. The Bank considers these funds to be wholesale deposits and an alternative borrowing source rather than a customer relationship and their levels are determined by management’s decision as to the most economic funding sources. Management continually monitors the Company’s certificate accounts and historically the Company has retained a large portion of such accounts upon maturity. See “MD&A—Capital Resources and Liquidity—Sources of Funds and Liquidity.”

The following table presents the deposit activity of the Company for the periods indicated:

	For the Year Ended June 30,
	2003	2002	2001
	(Dollars in thousands)
Deposits	$1,886,951	$1,706,772	$1,450,952
Withdrawals	(1,836,308)	(1,644,358)	(1,366,955)

Net deposits	50,642	62,414	83,997
Interest credited on deposits	23,750	30,977	24,108

Total increase in deposits	$74,392	$93,391	$108,105

The following table presents the amount and weighted average rate of time deposits equal to or greater than $100,000 at June 30, 2003:

	For the Year Ended June 30, 2003
Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$69,008	2.36%
Over three through six months	71,013	1.55
Over six through 12 months	20,384	2.73
Over 12 months	66,478	3.99

Total	$226,883	2.62%

The following table sets forth the average balance, the distribution of the Company’s average deposit accounts for the periods indicated and the weighted average interest rate on each category of deposits presented:

	For the Year Ended June 30,
	2003			2002			2001
	Average Balance	Percentage of Total Average Deposits	Weighted Average Interest Rate	Average Balance	Percentage of Total Average Deposits	Weighted Average Interest Rate	Average Balance	Percentage of Total Average Deposits	Weighted Average Interest Rate
	(Dollars in thousands)
Money market deposits	$223,909	21.46%	1.66%	$183,662	18.82%	2.38%	$139,984	16.35%	4.10%
Passbook deposits	34,265	3.28	1.00	27,632	2.83	1.23	22,780	2.66	1.98
NOW and other demand deposits	110,870	10.62	1.00	64,163	6.58	0.91	50,176	5.86	1.38
Non-interest bearing deposits	26,543	2.54	—	19,998	2.05	—	16,071	1.88	—

Total	395,587	37.90		295,455	30.28		229,011	26.75

Certificate accounts:
Three months or less	171,972	16.48	2.32	236,122	24.18	4.09	194,825	22.75	5.84
Over three through six months	158,611	15.20	2.24	195,710	20.06	3.48	213,088	24.88	5.69
Over six through twelve months	126,247	12.10	3.11	121,655	12.47	3.99	172,429	20.14	5.90
Over one to three years	123,102	11.79	3.87	96,685	9.91	4.65	34,347	4.01	5.74
Over three to five years	68,153	6.53	4.89	30,207	3.10	5.43	12,449	1.45	6.04
Over five to ten years	7	—	3.56	—	—	—	5	—	—
Over ten years	6	—	1.73	12	—	3.98	149	0.02	5.24

Total certificates	648,098	62.10	3.02	680,391	69.72	4.04	627,292	73.25	5.80

Total deposits	$1,043,685	100%	2.37%	$975,846	100%	3.36%	$856,303	100%	5.05%

The following table presents, by various interest rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to contractual maturity of the certificate accounts outstanding at June 30, 2003:

	At June 30,			Certificate Accounts Maturing in the Year Ending June 30,
	2001	2002	2003	2004	2005	2006	2007	2008 and Thereafter	Total
	(In thousands)
Certificate accounts:
0 to 1.000%	$—	$13	$8,348	$8,348	$—	$—	$—	$—	$8,348
1.001 to 1.500%	—	51	196,189	195,734	455	—	—	—	196,189
1.501 to 2.000%	—	186,816	33,708	31,536	2,139	24	—	9	33,708
2.001 to 3.000%	—	141,101	120,902	52,538	65,870	1,959	363	172	120,902
3.001 to 4.000%	66,507	116,181	115,891	90,537	6,936	7,393	1,701	9,324	115,891
4.001 to 5.000%	225,575	137,085	93,277	35,540	23,936	8,283	13,446	12,072	93,227
5.001 to 6.000%	220,118	57,944	50,014	10,794	4,606	664	32,198	1,752	50,014
6.001 to 7.000%	152,699	15,391	11,668	1,204	7,201	3,263	—	—	11,668

Total	$664,899	$654,582	$629,997	$426,231	$111,143	$21,586	$47,708	$23,329	$629,997

Borrowings.  From time to time, the Company has obtained advances from the FHLB and may do so in the future as an alternative to retail deposit funds. FHLB advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These advances are collateralized by the capital stock of the FHLB held by the Company and certain of the Company’s mortgage loans. See “—Regulation and Supervision—Federal Home Loan Bank System.” Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Company, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB. During fiscal 2003, the Company periodically borrowed advances to provide needed liquidity and to supplement retail deposit gathering activity. See “MD&A—Capital Resources and Liquidity—Sources of Funds and Liquidity.” At June 30, 2003, the Company had $381.5 million in outstanding advances from the FHLB. During fiscal 2003, the maximum amount of FHLB advances that the Company had outstanding at any month-end was $386.8 million.

The following table sets forth certain information regarding the Company’s borrowed funds at or for the periods ended on the dates indicated:

	At or For the Year Ended June 30,
	2003	2002	2001
	(Dollars in thousands)
FHLB advances:
Average balance outstanding	$341,722	$278,364	$290,408
Maximum amount outstanding at any month-end during the period	$386,800	$330,700	$318,150
Balance outstanding at end of period	$381,500	$330,700	$276,150
Weighted average interest rate during the period	4.50%	5.54%	6.12%
Weighted average interest rate at end of period	3.85%	4.61%	5.89%

For information regarding securities sold under agreements to repurchase, loan repayments and prepayments and proceeds from loan sales as sources of funds for the Company, see “MD&A—Capital Resources and Liquidity—Sources of Funds and Liquidity.”

Subsidiary Activities

QCFC, a wholly owned subsidiary of the Bank, is currently engaged, on an agency basis, in the sale of mutual funds and annuity products primarily to the Bank’s customers and members of the local community, and as a trustee of the Bank’s deeds of trust. In the past, QCFC has been involved in real estate development projects. The Bank does not currently anticipate engaging in any real estate development projects through QCFC or otherwise in the immediate future. As of June 30, 2003, and for the year then ended, QCFC had $41,000 in total assets and net income of $62,000.

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

Personnel

As of June 30, 2003, the Bank had 248 full-time employees and 59 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Transactions with Related Parties

It is the policy of the Bank to offer loans to executive officers and directors on their principal residence and to offer to extend a line of credit for overdraft protection on a checking account held at the Bank. The Bank’s policy provides that all loans to executive officers and directors shall be made in the ordinary course of business, shall be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with all other employees, and shall not involve more than the normal risk of collectibility or present other unfavorable features. For information on restrictions on transactions with related parties, see also “—New and Expected Federal Legislation and Regulations—The Sarbanes-Oxley Act of 2002” and “—Savings and Loan Holding Company Regulation—Affiliate and Insider Transactions.”

A director of the Company is a partner in a law firm. The Company has retained this law firm in fiscal 2003, 2002, 2001, 2000 and 1999. The amount of any fees paid to the firm during fiscal 2003 through fiscal 1999 did not exceed five percent of the law firm’s gross revenues for the respective periods.

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

Pursuant to certain provisions appended to the Small Business Job Protection Act signed into law in August 1996 (the “Job Protection Act”), the above-described bad debt deduction rules available to thrifts such as the Bank have been repealed. Under the Job Protection Act, the Bank has changed its method of accounting for bad debts from the reserve method formerly permitted under section 593 of the Internal Revenue Code of 1986, as amended (the “Code”) to the “specific charge-off” method. Under the specific charge-off method, which is governed by section 166 of the Code and the regulations thereunder, tax deductions may be taken for bad debts only if loans become wholly or partially worthless. Although the Job Protection Act generally requires that qualifying thrifts recapture (i.e., include in taxable income) over a six-year period a portion of their existing bad debt reserves equal to their “applicable excess reserves,” the Bank does not have applicable excess reserves subject to recapture. However, the Bank’s tax bad debt reserve balance of approximately $10.9 million as of June 30, 2003 will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to stockholders in excess of the Bank’s current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Bank. The Bank does not intend to make distributions to stockholders that would result in recapture of any portion of its bad debt reserve. Since management intends to use the reserve only for the purpose for which it was intended, a deferred tax liability of approximately $3.8 million has not been recorded.

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

The date of the Company’s last complete Internal Revenue Service (“IRS”) tax audit was December 1985. There is a three-year statute of limitations for federal tax filings. Tax years 2000 through 2003 are considered open tax years for IRS audit purposes.

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

State and Local Taxation

State of California. The California franchise tax rate applicable to the Company equals the franchise tax rate applicable to corporations generally plus an “in lieu” rate approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Bank); however, the total tax rate currently applicable to the Company cannot exceed 10.84% for the 2003 calendar year. Through June 30, 2002, California regulations allowed the bad debt deduction to be computed using a three or six year weighted average loss experience method. The Company and its California subsidiary file California state franchise tax returns on a combined basis. Beginning July 1, 2002, Large Financial Institutions, previously on the Reserve Method, are no longer allowed to use such a method and are required to be on the specific charge-off method (same as Federal). California granted a one-time forgiveness of the amount of tax equal to one-half of the amount that would have been due upon reversal of the accumulated state tax bad debt reserve as of June 30, 2002.

The date of the Company’s last examination by the California Franchise Tax Board was December 1997. There is a four-year statute of limitations for state tax filings. Tax years 1999 through 2003 are considered open for California Franchise Tax Board audit purposes.

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

Although CERCLA and similar state laws generally exempt holders of security interests, the exemption may not be available if a secured party engages in the management of its borrower or the securing property in a manner deemed beyond the protection of the secured party’s interest. Recent federal and state legislation, as well as guidance issued by the United States Environmental Protection Agency and a number of court decisions, have provided assurance to lenders regarding the activities they may undertake while remaining within CERCLA’s secured party exemption. However, these assurances are not absolute and generally will not protect a lender or fiduciary that participates or otherwise involves itself in the management of its borrower, particularly in foreclosure proceedings. As a result, CERCLA and similar state statutes may influence the Bank’s decision whether to foreclose on property that is found to be contaminated. The Bank has adopted environmental underwriting requirements for commercial real estate loans. The Bank’s general policy is to obtain an environmental assessment prior to foreclosure on commercial real estate. See “Business—General” and “—Lending Activities—Loan and MBS Portfolio Composition” regarding the recent and rapid expansion of the Bank’s commercial real estate loan portfolio. The existence of hazardous substances or wastes on commercial real estate properties could cause the Bank to elect not to foreclose on the property, thereby limiting, and in some instances precluding, the Bank from realizing losses on the related loan. Should the Bank foreclose on property containing hazardous substances or wastes, the Bank would become subject to other environmental statutes, regulations and common law relating to matters such as, but not limited to, asbestos abatement, lead-based paint abatement, hazardous substance investigation and remediation, air emissions, wastewater discharges, hazardous waste management and third party claims for personal injury and property damage.

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

New and Expected Federal Legislation and Regulations

The Sarbanes-Oxley Act of 2002.  On July 20, 2002, Congress enacted The Sarbanes-Oxley Act of 2002 (the “SOX Act”); this act is not a banking law, but will affect the Bank because it applies to all public companies, including the Company. The SOX Act adopted new standards of corporate governance and imposed new requirements on the board and management of public companies. These measures were designed to restore investor confidence in the United States’ securities exchanges. Pursuant to these measures, the Bank’s Chief Executive Officer and Chief Financial Officer must now certify the financial statements of the Company. In addition, the SOX Act adopted a new definition of independent director, and imposed new duties and responsibilities on the Bank’s Audit Committee and other committees of the Board. The SOX Act also revised the reporting requirements for insider stock transactions, requiring most transactions to be reported within two business days. Section 402 of the SOX Act prohibits public companies and their affiliates from extending or maintaining credit in the form of a personal loan to a director or executive officer from and after July 30, 2002. This prohibition, however, does not apply to loans made by insured depositary institutions provided the loan is subject to Section 22(h) of the Federal Reserve Act and Regulation O of the FRB. Consequently, banks and bank subsidiaries may continue to make loans to their directors and executive officers as long as they comply with Regulation O. However, the ban on insider loans imposed by Section 402 still applies to a holding company (or any nonbank subsidiary) as it is not an insured depositary institution. Section 402 still permits certain loans including certain consumer credit, provided the extension of credit is made in the ordinary course of business of the lender, is the type of credit generally made to the public by the lender and is made on no more favorable terms than offered to the general public. While complying with the SOX Act has resulted in increased costs to the Company and the Bank, these additional costs have not had a material effect on the Company’s financial condition or results of operations.

The PATRIOT Act. On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “PATRIOT Act”). Under Section 326 of the PATRIOT Act, banking agencies had to promulgate regulations that, at minimum, require financial institutions, including the Bank, to implement reasonable procedures to (i) verify the identity of any persons seeking to open an account, to the extent reasonable and practicable; (ii) maintain records of the information used to verify the person’s identity, including name, address, and other identifying information; and (iii) determine whether such person appears on any list of suspected or known terrorists provided by any government agency. The information collected under Section 326 is intended to facilitate in the government’s (i) prosecution of criminal, tax, or regulatory investigations and/or proceedings; (ii) conduct of intelligence or counterintelligence activities; and (iii) activities to protect against international terrorism.

On May 9, 2003, the Department of the Treasury, together with the federal banking agencies, published final rules implementing Section 326. Although these rules became effective June 9, 2003, financial institutions have until October 1, 2003 to come into compliance. These rules require financial institutions, including the Bank, to establish reasonable procedures for the identification and verification of new account holders. The final rules also require financial institutions to develop a consumer identification program (“CIP”) that includes risk-based procedures for verifying the identity of each customer to the extent reasonable and practicable. While complying with Section 326 will result in increased costs to the Company and the Bank, these additional costs are not expected to have a material effect on the Company’s financial condition or results of operation.

In addition to the legislation and regulation discussed above, Congress and the federal banking agencies are often considering changes in financial industry law and regulation. The Bank cannot predict how any new legislation or regulations adopted by the federal banking agencies may affect its business in the future.

Activities Restrictions

Qualified Thrift Lender Test. The qualified thrift lender (“QTL”) test requires that, in at least nine out of every twelve months, at least 65% of a savings bank’s “portfolio assets” must be invested in a limited list of “qualified thrift investments,” primarily investments related to housing loans and certain other assets. If the Bank fails to satisfy the QTL test and does not requalify as a QTL within one year, the Company must register and be regulated as a bank holding company, and the Bank must either convert to a commercial bank charter or become subject to restrictions on branching, business activities and dividends as if it were a national bank. At June 30, 2003, approximately 80.48% of the Bank’s portfolio assets constituted qualified thrift investments and the Bank met the QTL test each month in fiscal 2003.

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

Loans by a savings institution to a single borrower are generally limited to 15% of the institution’s “unimpaired capital and unimpaired surplus,” which is similar but not identical to total capital. Aggregate loans by the Bank that are secured by nonresidential real property are generally limited to 400% of the institution’s total capital. Commercial loans not secured by real property may not exceed 20% of the Bank’s total assets; provided, however, that amounts in excess of 10% of the Bank’s total assets are used only for small business loans. Consumer loans may not exceed 35% of the Bank’s total assets. At June 30, 2003, the Bank was in compliance with the above investment limitations.

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

Deposit Insurance

Deposit Insurance Premium Assessments. The FDIC has established a risk-based system for setting deposit insurance assessments on deposits. Currently, all of the Bank’s deposits are SAIF-insured. Under the risk-based assessment system, an institution’s insurance assessment will vary depending on the level of capital the institution holds and the degree to which it is the subject of supervisory concern to the FDIC. SAIF-assessed deposits are currently subject to insurance premiums between 0.0% and 0.27%. The Bank’s assessment rate was 0.0% as of June 30, 2003.

Also, the FDIC assesses SAIF member and BIF member institutions to fund interest payments on certain bonds issued by the Financing Corporation. Until December 31, 1999, BIF members were assessed at approximately one-fifth the rate at which SAIF members were assessed. After December 31, 1999, BIF and SAIF members are being assessed at the same rate of 0.0160% on deposits. Currently, all of the Bank’s deposits are SAIF-insured. See “Business—Federal Taxation” for a discussion of recent changes concerning bad debt deductions historically available to qualifying thrift institutions.

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

In general, adjusted total assets equal the institution’s consolidated total assets, minus any assets that are deducted in calculating the amount of capital. At June 30, 2003, the Bank’s ratio of tangible capital to adjusted total assets was 8.24%.

Core Capital of at Least 4% of Adjusted Total Assets.  Core capital consists of tangible capital plus (i) qualifying intangibles such as certain mortgage servicing rights and purchased credit card relationships, and (ii) any core deposit premium in existence on March 4, 1994 whose inclusion in core capital is grandfathered by the OTS. At June 30, 2003, the Bank’s core capital ratio was 8.24%.

Total Capital of at Least 8% of Risk-Weighted Assets.  Total capital includes both core capital and “supplementary” capital items deemed less permanent than core capital, such as subordinated debt and general loan loss allowances (subject to certain limits). At least half of total capital must consist of core capital. Risk-weighted assets are determined by multiplying each category of an institution’s assets, including certain assets sold with recourse and other off-balance sheet assets, by an assigned risk-weight based on the credit risk associated with those assets, and adding the resulting sums. The amount of risk-based capital, however, that may be required to be maintained by the institution for recourse assets cannot be greater than the total of the recourse liability. Generally, the four risk-weight categories include 0% for cash and government securities, 20% for certain high-quality investments, 50% for certain qualifying one-to-four family and multifamily mortgage loans and 100% for assets (including past-due loans and real estate owned) that do not qualify for preferential risk-weighting. At June 30, 2003, the Bank’s risk-based capital ratio was 13.02%, and accordingly the Bank exceeded all three of the industry minimum capital requirements.

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

An institution is treated as well capitalized if its risk-based capital ratio is at least 10.0%, its ratio of core capital to risk-weighted assets (the “Tier 1 risk-based capital ratio”) is at least 6.0%, its leverage ratio or core capital is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. At June 30, 2003, the Bank had a risk-based capital ratio of 13.02%, a Tier 1 risk-based capital ratio of 11.98%, and a core capital ratio of 8.24%, which qualified the Bank for the well-capitalized category. The Bank’s capital category under the prompt corrective action system may not be an accurate representation of the Bank’s overall financial condition or prospects.

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

On December 20, 2002, the OTS issued an interim final rule conforming OTS regulations implementing Sections 23A and 23B of the Federal Reserve Act with Federal Reserve Board Regulation W. This interim rule effectively adopts Regulation W, with limited exceptions. The Bank is currently in material compliance with all of these provisions.

Loans by the Bank to its directors, executive officers, and 10% stockholders of the Bank, the Company, or the Company’s subsidiaries (collectively, “insiders”), or to a corporation or partnership that is at least 10% owned by an insider (a “related interest”) are subject to limits separate from the affiliate transaction rules. All loans to insiders and their related interests must be underwritten and made on non-preferential terms; loans in excess of $500,000 must be approved in advance by the Bank’s Board of Directors; and the Bank’s total of such loans may not exceed 100% of the Bank’s capital. Loans by the Bank to its executive officers are subject to additional limits which are even more stringent. See “—New and Expected Federal Legislation and Regulations—The Sarbanes-Oxley Act of 2002.”

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

Additionally, as of June 30, 2003, the Bank had a tax bad debt reserve balance of approximately $10.9 million. Any distribution by the Bank to the Company that exceeds the Bank’s current or accumulated earnings and profits as calculated for federal income tax purposes would be treated as a distribution of the bad debt reserve and would be subject to recapture taxes of up to 51%. See “Business—Federal Taxation” regarding recently enacted changes relating to bad debt reserve recapture. The Bank does not intend to make distributions to stockholders that would result in recapture of any portion of its bad debt reserve. Since management intends to use the reserve only for the purpose for which it was intended, a deferred tax liability of approximately $3.8 million has not been recorded.

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

In December 1993, The OTS and the other federal banking agencies adopted a statement of policy regarding the appropriate levels of general valuation allowances for loan and lease losses that institutions should maintain. Under the policy statement, examiners will generally accept management’s evaluation of adequacy of general valuation allowances for loans and lease losses if the institution has maintained effective systems and controls for identifying and addressing asset quality problems, analyzed in a reasonable manner all significant factors that affect the collectibility of the portfolio, and established an acceptable process for evaluating the adequacy of general valuation allowances. However, the policy statement also provides that OTS examiners will review management’s analysis more closely if general valuation allowances for loan and lease losses do not equal at least the sum of (i) 15% of assets classified as Substandard, (ii) 50% of assets classified as Doubtful, and (iii) for the portfolio of unclassified loans and leases, an estimate of credit losses over the upcoming 12 months based on the institution’s average rate of net charge-offs over the previous two or three years on similar loans, adjusted for current trends and conditions. In July 2001, these agencies supplemented the 1993 statement of policy. This supplement included guidance on the methodologies and supporting documentation for the allowance for loan and lease losses.

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

Federal Home Loan Bank System

The Federal Home Loan Banks provide a credit facility for member institutions. As a member of the FHLB of San Francisco, the Bank is required to own capital stock in the FHLB of San Francisco in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential loans, residential purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were residential mortgage loans, or 5% of its advances from the FHLB of San Francisco. At June 30, 2003, the Bank was in compliance with this requirement. Furthermore, FHLB advances must be collateralized with certain types of assets. Accordingly, the Bank has pledged certain loans to the FHLB of San Francisco as collateral for its advances. See “—Financial Modernization Legislation” below regarding legislation proposing changes in the operation of the Federal Home Loan Bank system.

On July 19, 2001, the federal banking regulatory agencies issued an advanced notice of proposed rulemaking indicating that these agencies were going to undertake a review of their CRA regulations. The agencies committed to this evaluation upon promulgation of the current CRA regulations in 1995. This rulemaking is designed to evaluate the regulations’ effectiveness in achieving the goals of the CRA, and comments are sought to determine whether changes to the CRA regulations are needed. The comment period expired on October 17, 2001 and the OTS has taken no further action. At this time, it is impossible to determine the provisions of any regulations the OTS may ultimately publish, or the impact of such regulations on the Company or the Bank.

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

Federal Reserve System

The Federal Reserve Board requires savings institutions to maintain reserves against certain of their transaction accounts (primarily deposit accounts that may be accessed by writing unlimited checks). For the calculation period including June 30, 2003, the Bank was not required to maintain reserves with the Federal Reserve Board because it maintains certain levels of cash on hand at its branches and with the requisite custodian. If balances are maintained to meet the reserve requirements imposed by the Federal Reserve Board, they do not earn interest but may be used to satisfy the Bank’s liquidity requirements discussed above.

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

ITEM 2.    PROPERTIES

At June 30, 2003, the Company conducted its business through its administrative office and 24 retail, full service branch offices. The administrative office is located at 7021 Greenleaf Avenue, Whittier, California 90602. The branches are located in Los Angeles, Orange, Riverside and San Bernardino counties in California.

The Company owns the building and land occupied by its administrative office and four of its branches. The remaining 20 branches are operated pursuant to leases or licenses expiring at various dates through December 2012. The Company does not anticipate difficulties in renewing those leases that expire within the next several years or in obtaining other lease arrangements, if necessary.

As of June 30, 2003, the net book value of the owned facilities totaled $1.6 million, the net book value of the leasehold improvements was $1.7 million, and furniture, fixtures and equipment had a net book value of $1.9 million.

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

No items were submitted to a vote of stockholders during the quarter ended June 30, 2003.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System (“Nasdaq-NMS”) under the symbol “QCBC.” At September 22, 2003, the Company had approximately 264 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 6,307,540 outstanding shares of common stock. The following table sets forth for the fiscal quarters indicated the range of high and low bid information per share of the common stock of the Company as reported on the Nasdaq-NMS.

	Fiscal 2003				Fiscal 2002
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	42 3/4	35 25/64	36 5/64	38 31/64	33 27/64	25 9/16	25 15/32	26 45/64
Low	33 35/64	32 1/2	32 23/32	27 47/64	25 13/64	22 61/64	21 5/16	20 41/64

The Company’s ability to pay dividends is limited by certain restrictions generally imposed on Delaware corporations. In general, dividends may be paid only out of a Delaware corporation’s surplus, as defined in the Delaware General Corporation Law, or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. “Surplus” is defined for this purpose as the amount by which a corporation’s net assets (total assets minus total liabilities) exceed the amount designated by the board of directors of the corporation in accordance with Delaware law as the corporation’s capital. The Company may pay dividends out of funds legally available therefor at such times as its Board of Directors determines that dividend payments are appropriate, after considering the Company’s net income, capital requirements, financial condition, alternate investment options, prevailing economic conditions, industry practices and other factors deemed to be relevant at the time. On July 17, 2003, the Company announced that its Board of Directors, at their meeting on July 16, 2003, declared its first cash dividend of $0.20 per outstanding share of common stock of the Company payable on August 29, 2003 to the stockholders of record at the close of business on August 15, 2003.

The Company’s principal source of income in fiscal 2003 was interest from investments. Dividends from the Bank are a potential source of income for the Company. During fiscal 2003, the Bank declared a $14.0 million dividend payable to the Company based on an authorization by the Board of Directors of the Bank. As of June 30, 2003, a dividend of $14.0 million has been paid to the Company. The dividend of $14.0 million paid to the Company in fiscal 2003 was primarily used to facilitate Company stock repurchases. The payment of dividends and other capital distributions by the Bank to the Company is subject to regulation by the OTS. The OTS has promulgated a regulation that addresses a savings institution’s ability to make a capital distribution according to the institution’s capital position. Effective April 1, 1999, the OTS amended its capital distributions regulation. The rule establishes a “safe-harbor” for capital distributions that institutions can make without prior OTS approval or notice. It also sets forth certain conditions that specify whether a notice or an application for prior approval of the OTS is required if the safe harbor does not apply. Under its regulation, an application for the prior approval of the OTS to make a capital distribution is required if any of the following conditions are present: the institution would not be adequately-capitalized after the distribution; its examination ratings are not at least satisfactory or it is considered a problem association or in troubled condition; the total amount of all its capital distributions for the applicable calendar year (including the proposed distribution) would exceed its net income for that year to date plus its retained net income for the prior two years; or the distribution would violate an applicable prohibition or OTS imposed condition on the institution. A 30-day advance notice is required if, as is the case with the Bank, the institution is a subsidiary of a holding company, the institution would not be well-capitalized after the distribution, or the distribution would reduce the amount or retire any part of its common or preferred stock or retire any part of a debt instrument included in total capital (other than through a regular payment on the instrument). If none of the above conditions are present, an institution is not required to file an application or notice with the OTS before making a capital distribution. See “Business—Regulation and Supervision—Savings and Loan Holding Company Regulation—Payment of Dividends and Other Capital Distributions by the Bank.”

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

ITEM 6.    SELECTED FINANCIAL DATA

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

	At or for the Year Ended June 30,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share amounts)
Selected Financial Data:
Total assets	$1,622,111	$1,487,434	$1,313,557	$1,201,897	$1,013,437
Total liabilities	1,482,974	1,358,923	1,208,749	1,113,863	932,133
Loans receivable, net	1,323,268	1,193,035	1,093,168	990,675	821,190
Loans receivable held-for-sale	2,997	3,436	4,556	21,212	17,028
Investment securities(1)	60,315	93,507	38,801	31,361	11,986
Mortgage-backed securities(2)	163,697	144,276	125,604	109,861	99,861
Deposits	1,084,117	1,009,725	916,334	808,229	677,839
Federal Home Loan Bank (FHLB) advances	381,500	330,700	276,150	290,250	234,700
Stockholders’ equity	139,137	128,511	104,808	88,034	81,304
Selected Operating Data:
Interest income	$98,178	$102,664	$103,828	$84,536	$71,919
Interest expense	40,112	48,168	61,037	48,914	40,316

Net interest income before provision for loan losses	58,066	54,496	42,791	35,622	31,603
Provision for loan losses	514	200	800	1,600	1,700

Net interest income after provision for loan losses	57,552	54,296	41,991	34,022	29,903

Other income:
Deposit fees	5,077	3,551	2,475	1,610	1,089
Loan servicing charges	2,035	2,002	1,942	1,872	1,707
Gain on sale of loans held-for-sale	2,255	613	308	316	332
Commissions	648	886	919	882	716
Gain on sale of securities available-for-sale	46	—	—	—	616
Other	277	145	156	62	169

Total other income	10,338	7,197	5,800	4,742	4,629

Other expense:
Compensation and employee benefits	15,765	13,378	11,617	10,470	9,459
Occupancy, net	3,315	2,935	3,010	2,848	2,308
Federal Deposit Insurance premiums	434	407	370	458	527
Data processing	1,609	1,245	1,096	1,049	853
Advertising and promotional	1,509	1,292	1,309	975	1,007
Consulting fees	923	770	795	728	787
Prepayment penalty—Federal Home Loan Bank advances	—	536	—	—	105
Other general and administrative expense	4,719	3,845	3,111	2,600	2,220

Total general and administrative expense	28,274	24,408	21,308	19,128	17,266
Real estate operations, net	—	—	(46)	(519)	320
Amortization of core deposit intangible	115	115	115	76	—

Total other expense	28,389	24,523	21,377	18,685	17,586

Earnings before income taxes and cumulative effect of change in accounting principle	39,501	36,970	26,414	20,079	16,946
Income taxes	16,896	15,779	11,285	8,329	7,464

Net earnings before cumulative effect of change in accounting principle	22,605	21,191	15,129	11,750	9,482
Cumulative effect of change in accounting principle, net of taxes	—	—	—	—	162

Net earnings	$22,605	$21,191	$15,129	$11,750	$9,644

Basic earnings per share	$3.57	$3.34	$2.46	$1.87	$1.43

Diluted earnings per share(3)	$3.43	$3.17	$2.32	$1.79	$1.37

(1)	Includes $48,137, $79,234, $25,549 and $9,498 of investment securities available-for-sale at June 30, 2003, 2002, 2001 and 2000, respectively. No investment securities were available-for-sale at June 30, 1999.
(2)	Includes $73,683, $26,449, $25,209, $24,404 and $15,783 of mortgage-backed securities available-for-sale at June 30, 2003, 2002, 2001, 2000 and 1999, respectively.
(3)	Diluted earnings per share in 2003, 2002, 2001, 2000 and 1999 were calculated based on weighted average shares outstanding and common stock equivalents of 6,593,582, 6,693,092, 6,519,356, 6,562,758 and 7,031,570, respectively. The weighted average shares have been adjusted to reflect the 25% stock dividends paid on May 30, 1997, June 30, 1998 and June 28, 2002.

	At or for the Year Ended June 30,
	2003	2002	2001	2000	1999
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	1.46%	1.51%	1.20%	1.07%	1.04%
Return on average equity	17.01	18.05	15.69	13.95	12.10
Average equity to average assets	8.56	8.38	7.61	7.67	8.58
Equity to total assets	8.58	8.64	7.98	7.32	8.02
Interest rate spread during the period(1)	3.53	3.61	3.00	2.83	2.98
Net interest margin(2)	3.83	3.99	3.46	3.32	3.50
Average interest-earning assets to average interest-bearing liabilities	111.56	110.79	109.32	110.50	111.60
General and administrative expense to average assets	1.82	1.74	1.68	1.74	1.86
Other expense to average assets	1.83	1.75	1.69	1.70	1.89
Efficiency ratio(3)	41.33	39.56	43.85	47.39	47.65
Dividend pay-out ratio	—	—	—	—	—

Regulatory Capital Ratios:
Core capital to adjusted total assets	8.24	8.34	7.81	7.20	7.48
Core capital to risk-weighted assets	11.98	12.39	11.72	10.82	11.05
Total capital to risk-weighted assets	13.02	13.50	12.96	12.03	12.26

Asset Quality Ratios:
Nonperforming loans as a percentage of gross loans(4)	0.25	0.35	0.29	0.37	0.61
Nonperforming assets as a percentage of total assets(5)	0.20	0.29	0.24	0.37	0.74
Total allowance for loan losses as a percentage of gross loans	0.86	0.92	0.98	0.99	1.02
Total allowance for loan losses as a percentage of total nonperforming loans	350.95	260.62	343.90	267.39	166.94
Total allowance for loan losses as a percentage of total nonperforming assets(6)	350.95	259.52	343.26	228.90	115.14

Number of:
Deposit accounts	83,858	75,110	66,880	56,958	47,259
Mortgage loans in portfolio	7,263	7,487	7,682	7,550	6,757
Mortgage loans serviced for others	1,812	1,832	1,963	1,860	1,963
Total full-service customer facilities	24	21	17	14	10

(1)	The interest rate spread represents the difference between the weighted-average rate on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(2)	The net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	The efficiency ratio represents general and administrative expense as a percentage of net interest income plus other income.
(4)	Nonperforming loans are net of specific allowances and include nonaccrual and troubled debt restructured loans. Gross loans include loans held-for-sale.
(5)	Nonperforming assets include nonperforming loans and REO.
(6)	Total allowance includes loan and REO valuation allowances.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

At June 30, 2003 the Company had total assets of $1.6 billion, total deposits of $1.1 billion and stockholders’ equity of $139.1 million compared to total assets of $1.5 billion, total deposits of $1.0 billion and stockholders’ equity of $128.5 million at June 30, 2002. These changes represent a 9.05% increase in total assets, a 7.37% increase in total deposits and an 8.27% increase in stockholders’ equity during fiscal 2003.

At June 30, 2003, the Company reported $3.3 million (0.20% of assets) in nonperforming assets compared to $4.3 million (0.29% of assets) and $3.2 million (0.24% of assets) at June 30, 2002 and 2001, respectively. The Company currently includes nonaccrual loans 60 or more days past due (less any specific allowances on these loans), troubled debt restructured loans and REO in determining its level of nonperforming assets. The Company recorded a provision for loan losses of $514,000 for the year ended June 30, 2003 compared to $200,000 and $800,000 for the years ended June 30, 2002 and 2001, respectively. See “Business—Allowances for Loan Losses.”

Critical Accounting Policies

Management has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements. Management believes that the allowance for loan losses is the Company’s only critical accounting policy. This policy requires the use of estimates and assumptions in the preparation of the Company’s financial statements that are most susceptible to significant change. For further information, see “Business—Allowances for Loan Losses” and Note 1 to the Consolidated Financial Statements beginning on page F-8 of this report.

Certain other accounting policies require management to make estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities; management considers these to be significant accounting policies. Those significant accounting policies are described in Note 1 to the Consolidated Financial Statements beginning on page F-8 of this report. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at balance sheet dates and the Company’s results of operations for future reporting periods.

Results of Operations

General.  The Company reported net earnings of $22.6 million, $3.43 per diluted share, for the year ended June 30, 2003, compared to net earnings of $21.2 million, $3.17 per diluted share, and $15.1 million, $2.32 per diluted share, for the years ended June 30, 2002 and 2001, respectively. This increase in earnings for fiscal 2003 compared to fiscal 2002 and for fiscal 2002 compared to fiscal 2001 was primarily attributable to an increase in net interest income and other income partially offset by an increase in other expenses.

Interest Income.  Interest income was $98.2 million, $102.7 million and $103.8 million for the years ended June 30, 2003, 2002 and 2001, respectively. The $4.5 million decrease in interest income in fiscal 2003 compared to fiscal 2002 was primarily due to a decrease in the yield on average earning assets to 6.48% at June 30, 2003, compared to 7.51% at June 30, 2002, partially offset by an increase in average earning assets of $147.4 million during the year. In addition, the $4.5 million decrease in interest income was partially offset by $521.0 million of adjustable rate mortgage loans that reached their floor rates, causing the adjustable rate feature on these loans to cease adjusting downward. Although these loans are ARM loans, should interest rates increase, the interest rates on these loans will not increase until the fully indexed rate exceeds the lifetime floor rate. The $1.2 million decrease in interest income in fiscal 2002 compared to fiscal 2001 was primarily due to a decrease in the yield on average earning assets to 7.51% at June 30, 2002, compared to 8.40% at June 30, 2001, partially offset by an increase in average earning assets of $131.4 million during the year. In addition, the $1.2 million decrease in interest income was partially offset by $410.0 million of adjustable rate mortgage loans that reached their floor rates, causing the adjustable rate feature on these loans to cease adjusting downward.

Interest Expense.  Interest expense was $40.1 million, $48.2 million, and $61.0 million for the years ended June 30, 2003, 2002 and 2001, respectively. The $8.1 million decrease in interest expense in fiscal 2003 compared to fiscal 2002 was primarily due to a reduction in the cost of average interest-bearing liabilities from 3.90% to 2.95%, partially offset by an increase in average interest-bearing liabilities of $123.7 million. The average cost of deposits decreased 100 basis points from 3.43% for fiscal 2002 to 2.43% for fiscal 2003. The average cost of Certificates of Deposit decreased 102 basis points from 4.04% for fiscal 2002 to 3.02% in fiscal 2003, while the average cost of core deposits decreased 52 basis points from 1.92% for fiscal 2002 to 1.40% for fiscal 2003. The average cost of FHLB advances decreased 103 basis points from 5.54% for fiscal 2002 to 4.51% for fiscal 2003. The $12.9 million decrease in interest expense in fiscal 2002 compared to fiscal 2001 was primarily due to a reduction in the cost of average interest-bearing liabilities from 5.40% to 3.90%, partially offset by an increase in average interest-bearing liabilities of $103.6 million. The average cost of deposits decreased 172 basis points from 5.15% for fiscal 2001 to 3.43% for fiscal 2002. The average cost of Certificates of Deposit decreased 176 basis points from 5.80% for fiscal 2001 to 4.04% in fiscal 2002, while the average cost of core deposits decreased 131 basis points from 3.23% for fiscal 2001 to 1.92% for fiscal 2002. The average cost of FHLB advances decreased 58 basis points from 6.12% for fiscal 2001 to 5.54% for fiscal 2002.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses was $58.1 million, $54.5 million, and $42.8 million for the years ended June 30, 2003, 2002 and 2001, respectively. The increase in fiscal 2003 compared to fiscal 2002 and fiscal 2002 compared to fiscal 2001 was primarily due to a substantial reduction of the cost of interest-bearing liabilities, which exceeded the reduction in the yield on interest-earning assets.

Provision for Loan Losses.  During fiscal 2003, 2002 and 2001, the Company provided $514,000, $200,000 and $800,000, respectively, for losses on loans. The $514,000 and the $200,000 loan loss provisions established during fiscal 2003 and fiscal 2002 were primarily the result of the increases in the real estate loan portfolio of the Company during both fiscal 2003 and fiscal 2002. The increase in the provision for fiscal 2003 compared to fiscal 2002 was also the result of the change in the mix of loan types outstanding. The decrease in the provision for fiscal 2002 compared to fiscal 2001 was primarily the result of favorable market conditions in the southern California real estate market with the continued increase in real estate values. Although there are signs of weakness in the national and certain California commercial real estate markets, to date the Company’s commercial real estate loan portfolio has not demonstrated such weaknesses. Demand for housing, particularly single family and multifamily housing in the Company’s primary lending area of southern California, remained strong during fiscal 2003. Management considers the level of nonperforming assets, the regional economic conditions and relevant real estate values and other factors when assessing the adequacy of the allowance for loan losses. Management considers the level of allowance for loan losses at June 30, 2003 to be adequate. However, even though the local real estate market was strong during fiscal 2003, there can be no assurance that nonperforming assets will not increase and that the Company will not have to establish additional loss provisions based upon future events.

Other Income.  Other income increased in fiscal 2003 to $10.3 million compared to $7.2 million in fiscal 2002. This increase for fiscal 2003 was primarily the result of an increase in gain on sale of loans and an increase in deposit fees. The gain on sale of loans for fiscal 2003 was $2.3 million compared to $0.6 million for fiscal 2002, a 267.86% increase. This was due to high loan refinancing activity to fixed rate loans that were subsequently sold. The Company also benefitted from the sale of a package of single family second trust deed loans purchased at a significant discount in the second quarter of fiscal 2003 and subsequently sold in the third quarter of fiscal 2003. The Company recognized a pretax gain of $226,000 in the third quarter of fiscal 2003, on this loan sale. Deposit fees increased to $5.1 million for fiscal 2003 compared to $3.6 million for fiscal 2002, a 42.97% increase as a result of three additional retail banking branches and a continued program that began in the second quarter of fiscal 1998, with efforts to attract checking accounts Other income increased in fiscal 2002 to $7.2 million compared to $5.8 million in fiscal 2001. Deposit fees increased to $3.6 million for fiscal 2002 compared to $2.5 million for fiscal 2001, a 43.48% increase as a result of four additional retail banking branches and a continued program that began in the second quarter of fiscal 1998, with efforts to attract checking accounts. The gain on sale of loans increased to $613,000 in fiscal 2002 from $308,000 in fiscal 2001. This was due to increased loan refinancing activity to fixed rate loans that were subsequently sold.

Other Expense.  Other expense increased $3.9 million, or 15.84%, from $24.5 million in fiscal 2002 to $28.4 million in fiscal 2003. This increase in other expense was primarily due to the expansion of the retail banking branches, mark-to-market expense for the Employee Stock Ownership Plan (“ESOP”) as the share price of the Company’s stock increased during the past year, and costs related to increases in loan origination volume. Other expense increased $3.1 million to $24.5 million during fiscal 2002 compared to $21.4 million in fiscal 2001, primarily due to mark-to-market expense for the ESOP as the share price of the Company’s stock increased during the past year, professional fees, FHLB prepayment penalties on advances and the opening of four new retail branch offices. Companies that established an ESOP after 1992 are required to account for the expense of the ESOP at the fair value of the related shares released. The expense related to the ESOP was $2.1 million, $1.6 million and $1.0 million for each of the years ended June 30, 2003, 2002, and 2001, respectively.

The following is a summary of other general and administrative expenses for the years ended June 30, 2003, 2002 and 2001:

	June 30,
	2003	2002	2001
	(In thousands)
Professional fees	$783	$667	$341
Bank service charges	721	567	423
Miscellaneous loan expenses	295	287	201
Outside services	463	367	344
Stationery, printing and supplies	633	548	572
Telephone	407	344	323
Postage	530	444	360
Other	887	621	547

	$4,719	$3,845	$3,111

Income Taxes.  Income taxes increased by $1.1 million from $15.8 million in fiscal 2002 to $16.9 million in fiscal 2003 due to an increase in net earnings. Income taxes increased by $4.5 million from $11.3 million in fiscal 2001 to $15.8 million in fiscal 2002 due to an increase in net earnings. The effective tax rate was 42.77%, 42.68% and 42.72% for the years ended June 30, 2003, 2002 and 2001, respectively.

Financial Condition

The Company’s consolidated assets totaled $1.6 billion at June 30, 2003, compared to $1.5 billion at June 30, 2002. Stockholders’ equity totaled $139.1 million at June 30, 2003 compared to $128.5 million at June 30, 2002.

Loans and MBS (including assets held or available-for-sale) increased to $1.5 billion at June 30, 2003, from $1.3 billion at June 30, 2002. Loans originated and purchased for investment were $540.5 million for the year ended June 30, 2003, compared to $446.8 million for the same period the previous fiscal year. MBS purchased for investment decreased to $62.2 million at June 30, 2003, from $66.4 million for the same period the previous year. MBS purchased and available-for-sale increased to $78.3 million at June 30, 2003, from $10.2 million for the same period the previous year.

At June 30, 2003, the Company’s multifamily loan portfolio totaled $676.6 million, or 50.38% of gross loans, an increase of 11.6% as compared to $606.5 million, or 50.13% of gross loans, at June 30, 2002, and its commercial real estate loan portfolio totaled $297.1 million, or 22.12% of gross loans, an increase of 12.36% as compared to $264.4 million, or 21.85% of gross loans, at June 30, 2002. Of the Company’s $39,000 of charge-offs in fiscal 2002, the majority was related to single family mortgage loans. See “Business—Allowances for Loan Losses.” Multifamily and commercial real estate loans are generally considered to involve a higher degree of credit risk and to be more vulnerable to deteriorating economic conditions than one-to-four family residential mortgage loans. These loans typically involve higher loan principal amounts and the repayment of such loans generally depends on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. Even though the southern California real estate market was strong in fiscal 2003, recessionary economic conditions of the type that have prevailed in past years in the Company’s lending market area tend to result in higher vacancy and reduced rental rates and net operating incomes from multifamily and commercial real estate properties. See “Business—Lending Activities—Multifamily Lending” and “—Commercial Real Estate Lending.”

Loan sales increased to $139.6 million for the year ended June 30, 2003, compared to $59.3 million for the same period ended June 30, 2002. The increase in loan sales is primarily a result of an increase in the origination of fixed rate real estate loans during a time of historically low interest rates. Loan pools purchased in fiscal 2003 included mobile home loans secured by chattel paper. Loans serviced for others increased to $287.1 million at June 30, 2003 from $280.0 million at June 30, 2002.

Liquidity and Capital Resources

Regulatory Capital Requirements

FIRREA and implementing OTS capital regulations require the Bank to maintain certain minimum tangible, core and risk-based regulatory capital levels. The minimum core capital requirement is 4% for all but the highest rated savings associations. See “Business—Regulation and Supervision—Regulatory Capital Requirements.”

The following table summarizes the regulatory capital requirements for the Bank at June 30, 2003. As indicated in the table, the Bank’s capital levels exceed all three of the currently applicable minimum capital requirements.

	June 30, 2003
	Tangible Capital		Core Capital		Risk-Based Capital
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Regulatory capital	$133,594	8.24%	$133,594	8.24%	$145,164	13.02%
Required minimum	24,324	1.50	64,864	4.00	89,200	8.00

Excess capital	$109,270	6.74%	$68,730	4.24%	$55,964	5.02%

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

In the last two years, the Company has had fair value short falls, which have been recognized through capital, on it’s investment in FNMA and FHLMC Preferred Stock. The gross unrealized loss on the FNMA and FHLMC Preferred Stock was $3.7 million at June 30, 2003 and $1.1 million at June 30, 2002. The Company believes that these shortfalls are directly related to historically low interest rates and have no bearing on the credit quality of the issuer of the securities. The Company also believes it has sufficient liquidity to hold these securities through this historically low interest rate cycle.

The following table summarizes the capital ratios of the “well capitalized” category and the Bank’s regulatory capital at June 30, 2003 as compared to such ratios. As indicated in the table, the Bank’s capital levels exceeded the three minimum capital ratios of the “well capitalized” category.

	June 30, 2003
	Core Capital to Adjusted Total Assets		Core Capital to Risk-Weighted Assets		Total Capital to Risk-Weighted Assets
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Regulatory capital	$133,594	8.24%	$133,594	11.98%	$145,164	13.02%
Well capitalized requirement	81,080	5.00	66,900	6.00	111,500	10.00

Excess capital	$52,514	3.24%	$66,694	5.98%	$33,664	3.02%

For the year ended June 30, 2003, a total of 492,974 shares had been repurchased under previously announced plans to repurchase Company stock. Up to 104,770 additional shares may be repurchased in the future under the current authorization of the Board of Directors.

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

The Bank’s primary sources of funds in fiscal 2003 were deposits, FHLB advances, principal and interest payments on loans and proceeds from the sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions, and competition. The Bank also has other potential sources of liquidity, such as securities sold under agreements to repurchase and liquidating existing short-term assets.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows used by investing activities and cash flows provided by financing activities. Net cash provided by operating activities consisted primarily of cash flows from net earnings and the sale of loans held-for-sale which totaled $139.6 million, $59.3 million, and $53.3 million for the years ended June 30, 2003, 2002 and 2001, respectively. The Company originated and purchased loans for sale of $137.0 million, $57.9 million, and $36.6 million during fiscal 2003, 2002 and 2001, respectively. Net cash used by investing activities consisted primarily of loan originations, loan purchases and MBS purchases, partially offset by principal collections on loans and proceeds from principal reductions on MBS and maturities of other investment securities. Loans originated and purchased for investment were $540.5 million, $446.8 million and $292.9 million for fiscal 2003, 2002 and 2001, respectively. Proceeds from principal repayments on loans were $408.2 million, $348.3 million and $189.9 million for years ended June 30, 2003, 2002 and 2001, respectively. Proceeds from maturities and principal repayments of investment securities were $7.0 million, $11.3 million and $14.7 million for fiscal years 2003, 2002 and 2001, respectively. Net cash provided by financing activities consisted primarily of net activity in deposit accounts and proceeds from funding and repayments of FHLB advances. The net change in deposits was an increase of $74.4 million, $93.4 million and $108.1 million for fiscal 2003, 2002 and 2001, respectively. The Bank opened three Wal-Mart in-store branches during fiscal 2003, four in-store branches during fiscal 2002 and three in-store branches during fiscal 2001. All of the Bank’s existing and planned Wal-Mart in-store branches are located in the southern California area. In addition, while the vast majority of the Bank’s deposits are retail in nature, the Bank accepted $55.0 million in time deposits from the State of California during fiscal 2000 and an additional $10.0 million in fiscal 2001. During fiscal 2003, the Bank’s $65.0 million in time deposits had come due and payable at various periods throughout the year and terms were renegotiated and reset at current market rates. The Bank considers these funds to be wholesale deposits and an alternative borrowing source rather than a customer relationship and their levels are determined by management’s decision as to the most economic funding sources. The net proceeds from FHLB advances totaled $50.8 million for fiscal 2003 and $54.6 million for fiscal 2002. The net repayments of FHLB advances were $14.1 million for fiscal 2001.

At June 30, 2003, the Company had $381.5 million (25.73% of total liabilities) in advances outstanding from the FHLB compared to $330.7 million (24.34% of total liabilities) at June 30, 2002. This increase was primarily a result of increases in real estate loan and securities portfolios. The maximum amount of advances that the Company had outstanding at any month-end was $386.8 million. Management anticipates that it may increase its level of borrowings from the FHLB in fiscal 2004. See “Business—Sources of Funds—Borrowings.”

The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At June 30, 2003, cash and short-term investments totaled $32.2 million, an increase of 75.19% from $18.4 million at June 30, 2002.

At June 30, 2003, the Company had outstanding commitments to originate loans of $35.3 million and $14.3 million to purchase loans. At June 30, 2003, the Company had $27.6 million of approved undisbursed lines of credit. The Company anticipates that it will have sufficient funds available to meet its current loan origination and purchase commitments. Certificates of deposits which have contractual maturities of one year or less from June 30, 2003, totaled $426.2 million. If a significant portion of the maturing certificates are not renewed at maturity, the Company’s other sources of liquidity include FHLB advances, principal and interest payments on loans, proceeds from loan sales and other borrowings, such as repurchase transactions. The Company could also choose to pay higher rates to maintain maturing deposits, which could result in an increased cost of funds. Historically, the Company has maintained a significant portion of maturing deposits. While management anticipates that there may be some outflow of these deposits upon maturity due to the current competitive rate environment, these are not expected to have a material impact on the long-term liquidity position of the Company.

Asset/Liability Management

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period compared to the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of falling interest rates therefore, the net earnings of an institution with a positive gap theoretically may be adversely affected due to its interest-earning assets repricing to a greater extent than its interest- bearing liabilities. Conversely, during a period of rising interest rates, theoretically, the net earnings of an institution with a positive gap position may increase as it is able to invest in higher yielding interest-earning assets at a more rapid rate than its interest-bearing liabilities reprice. In addition, a positive gap may not protect an institution with a large portfolio of ARM loans from increases in interest rates for extended time periods as such instruments generally have periodic and lifetime interest rate caps. Additionally, the Company’s ARM loans are predominantly tied to lagging market indices, and rapid increases in interest rates could have a negative impact on the Company’s earnings. Accordingly, interest rates and the resulting cost of funds increases in a rapidly increasing rate environment could exceed the cap levels on these instruments and negatively impact net interest income. The Company will also not benefit if interest rates increase due to ARMs currently at their floors that will not reprice upwards until the fully indexed loan rate once again exceeds the lifetime floor rate. The Company currently has approximately $521.0 million of adjustable rate loans with fully indexed loan rates at, or below, the floor rates. Declining interest rates have, in general, benefitted the Company primarily due to the effect of the lagging market indices which has resulted in interest income declining at a slower rate than interest expense.

At June 30, 2003, the Company’s total interest-earning assets scheduled to mature or reprice within one year exceeded its total interest-bearing liabilities maturing or repricing in the same time by $492.1 million, representing a one year cumulative positive gap ratio of 30.33%. This compares to $406.3 million at June 30, 2002, which represented a positive gap ratio of 27.31%. However, management believes that it is important to note that approximately $521.0 million of current ARMs that are included in the total of interest-earning assets maturing or repricing within one year, have been prevented from downward resets as lifetime floor rates have constrained their repricing. Accordingly, should market rates rise, these assets will not reprice upwards until the fully indexed loan rate once again exceeds the lifetime floor rate.

The Company manages the resulting interest rate risk by extending the maturities of various liabilities such as FHLB advances and retail certificates of deposit.

The Company closely monitors its interest rate risk as such risk relates to its operational strategies. Management has established an Asset/Liability Committee, responsible for reviewing its asset/liability policies and interest rate risk position, which generally meets weekly and reports to the Board of Directors on interest rate risk and trends on a quarterly basis. There can be no assurances that the Company will be able to maintain its positive interest rate sensitivity gap position or that its strategies will not result in a negative gap position in the future. The movement of interest rates, whether up or down, cannot be accurately predicted and could have a negative impact on the earnings of the Company.

The Company does not currently engage in the use of trading activities, high risk derivatives, synthetic instruments or hedging activities in controlling its interest rate risk. Such uses may be permitted at the recommendation of the Asset/Liability Committee and could be utilized in the future.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2003, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. Specifically, the Company assumed a prepayment rate ranging from 11% to 35% on ARM loans, and 35% to 44% on fixed rate loans. Additionally, the Company utilized deposit decay rate assumptions of 5% for passbook accounts, 15% for checking accounts and 10% to 25% for money market deposit accounts in the one year or less category. The range of decay rates for money market deposit accounts is due to the market rate sensitivity of various money market checking accounts. These decay rates are based upon the Company’s historical experience, but there is no assurance that the assumed rates will correspond to future rates. Included in the total ARM loans are approximately $521.0 million of adjustable rate loans with various indices that have fully indexed rates that are at, or below, their lifetime floor rates. Although these loans are ARM loans, should interest rates increase, the interest rates on these loans will not increase until the fully indexed rate exceeds the lifetime floor rate. For information regarding the contractual maturities of the Company’s loans, investments and deposits, see “Business—Lending Activities,” “—Investment Activities” and “—Sources of Funds.”

	At June 30, 2003
	3 Months or Less		More than 3 Months to 6 Months		More than 6 Months to 1 Year(3)		More than 1 Year to 3 Years		More than 3 Years to 5 Years		More than 5 Years to 10 Years	More than 10 Years	Non-interest Bearing	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$943		$—		$—		$—		$—		$—	$—	$—	$943
Investment securities, net(1)	20,066		5,000		13,385		19,864		2,000		—	—	—	60,315
Loans receivable(1)(2)(3)	727,830		76,109		182,987		262,932		70,197		14,761	2,104	—	1,336,920
Mortgage-backed securities(1)	29,414		15,306		23,408		82,480		9,659		3,255	175	—	163,697
FHLB stock	19,807		—		—		—		—		—	—	—	19,807

Total interest-earning assets(3)	798,060	(3)	96,415	(3)	219,780	(3)	365,276	(3)	81,856	(3)	18,016	2,279	—	1,581,682

Less:
Unearned discount and deferred fees(4)	302		32		76		108		29		6	1	—	554
Allowance for loan losses	—		—		—		—		—		—	—	11,606	11,606

Net interest-earning assets	797,758		96,383		219,704		365,168		81,827		18,010	2,278	(11,606)	1,569,522
Non-interest-earning assets	—		—		—		—		—		—	—	52,589	52,589

Total assets(3)	$797,758	(3)	$96,383	(3)	$219,704	(3)	$365,168	(3)	$81,827	(3)	$18,010	$2,278	$40,983	$1,622,111

Interest-bearing liabilities:
Money market deposits	$4,907		$4,907		$9,813		$77,281		$43,471		$54,144	$1,747	$—	$196,269
Passbook deposits	526		526		1,053		7,601		8,992		17,856	5,556	—	42,110
NOW and other demand deposits	6,891		6,891		13,782		68,336		38,439		47,877	1,544	—	183,762
Certificate accounts(5)	162,383		—		263,858		132,719		71,037		—	—	—	629,997
FHLB advances(6)	48,500		43,500		54,250		166,750		41,500		27,000	—	—	381,500

Total interest-bearing liabilities	223,207		55,824		342,756		452,687		203,439		146,877	8,848	—	1,433,638
Non-interest-bearing liabilities	—		—		—		—		—		—	—	49,336	49,336
Stockholders’ equity	—		—		—		—		—		—	—	139,137	139,137

Total liabilities and stockholders’ equity	$223,207		$55,824		$342,756		$452,687		$203,439		$146,877	$8,848	$188,473	$1,622,111

Interest sensitivity gap(7)	$574,551		$40,559		$(123,052)		$(87,519)		$(121,612)		$(128,867)	$(6,570)	$(147,490)	$—

Cumulative interest sensitivity gap(3)	$574,551	(3)	$615,110	(3)	$492,058	(3)	$404,539	(3)	$282,926	(3)	$154,059	$147,490	$—	$—

Cumulative interest sensitivity gap as a percentage of total assets(3)	35.42	%(3)	37.92	%(3)	30.33	%(3)	24.94	%(3)	17.44	%(3)	9.50%	9.09%
Cumulative net interest-earning assets as a percentage of cumulative interest-bearing liabilities(3)	357.41	%(3)	320.44	%(3)	179.14	%(3)	137.65	%(3)	122.14	%(3)	110.81%	110.29%

(1)	Includes assets held or available-for-sale.
(2)	For purposes of the gap analysis, mortgage and other loans are reduced for nonperforming loans but are not reduced for the allowance for loan losses.
(3)	Included in loans receivable that are scheduled to adjust the rate in one year or less are approximately $521.0 million of adjustable rate loans with various indices that have fully indexed rates that are at, or below, their lifetime floor rates. Although these loans are ARM loans, should interest rates increase, the interest rates on these loans will not increase until the fully indexed rate exceeds the lifetime floor rate.
(4)	For purposes of the gap analysis, unearned discount and deferred fees are prorated for loans receivable.
(5)	Certain certificate accounts have potential repricing dates which are prior to the contractual maturity dates. The repricing dates were used for purposes of the gap analysis.
(6)	Certain FHLB advances have call features which are prior to the contractual maturity dates. The call dates were used for purposes of the gap analysis.
(7)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

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

Average Balance Sheet

The following table sets forth certain information relating to the Company for the years ended June 30, 2003, 2002 and 2001. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields.

	At June 30, 2003	Year Ended June 30,
		2003			2002			2001
	Rate End of Period	Average Balance	Interest	Yield/ Average Cost	Average Balance	Interest	Yield/ Average Cost	Average Balance	Interest	Yield/ Average Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits	1.33%	$598	$16	2.68%	$1,062	$37	3.48%	$662	$28	4.23%
Federal funds sold and other short-term investments	1.45	7,283	85	1.17	12,898	245	1.90	3,675	271	7.37
Investment securities, net(1)	3.30	57,764	2,404	4.16	57,554	2,649	4.60	32,470	2,283	7.03
Loans receivable(2)	6.45	1,260,165	87,342	6.93	1,143,901	90,567	7.92	1,072,140	92,555	8.63
Mortgage-backed securities, net(1)	5.10	170,353	7,418	4.35	136,079	8,306	6.10	110,734	7,554	6.82
FHLB stock	4.80	18,618	913	4.90	15,885	860	5.41	16,282	1,137	6.98

Total interest-earning assets	6.02	1,514,781	98,178	6.48	1,367,379	102,664	7.51	1,235,963	103,828	8.40
Non-interest-earning assets		38,258			32,834			30,411

Total assets		$1,553,039			$1,400,213			$1,266,374

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market deposits	1.09	$223,909	3,706	1.66	$183,662	4,364	2.38	$139,984	5,737	4.10
Passbook deposits	0.99	34,265	343	1.00	27,632	341	1.23	22,780	451	1.98
NOW and other demand deposits	1.21	110,870	1,113	1.00	64,163	581	0.91	50,176	694	1.38
Certificate accounts	2.79	648,098	19,573	3.02	680,391	27,457	4.04	627,292	36,394	5.80

Total savings accounts	2.12	1,017,142	24,735		955,848	32,743		840,232	43,276
FHLB advances	3.85	340,720	15,377	4.51	278,364	15,425	5.54	290,408	17,761	6.12

Total interest-bearing liabilities	2.52	1,357,862	40,112	2.95	1,234,212	48,168	3.90	1,130,640	61,037	5.40
Non-interest-bearing liabilities		62,278			48,594			39,321
Stockholders’ equity		132,899			117,407			96,413

Total liabilities and stockholders’ equity		$1,553,039			$1,400,213			$1,266,374

Net interest income/interest rate spread(3)			$58,066	3.53%		$54,496	3.61%		$42,791	3.00%

Net interest margin(4)				3.83%			3.99%			3.46%

Ratio of interest-earning assets to interest-bearing liabilities				111.56%			110.79%			109.32%

(1)    Amount includes assets available-for-sale.

(2)    Amount is net of deferred loan fees, loan discounts, loans in process and loan loss allowances, and includes nonaccrual loans and loans held-for-sale.

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

	Year Ended June 30, 2003 Compared to Year Ended June 30, 2002			Year Ended June 30, 2002 Compared to Year Ended June 30, 2001
	Increase (Decrease) In Interest Income/Interest Expense			Increase (Decrease) In Interest Income/Interest Expense
	Due to		Net Change	Due to		Net Change
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Interest-earning deposits	$(14)	$(7)	$(21)	$13	$(4)	$9
Federal funds sold and other short-term investments	(85)	(75)	(160)	(37)	11	(26)
Investment securities, net(1)	10	(255)	(245)	662	(296)	366
Loans receivable, net(1)(2)	14,285	(17,510)	(3,225)	8,351	(10,339)	(1,988)
Mortgage-backed securities, net(1)	6,441	(7,329)	(888)	1,392	(640)	752
FHLB stock	117	(64)	53	(27)	(250)	(277)

Total interest-earning assets	20,754	(25,240)	(4,486)	10,354	(11,518)	(1,164)

Interest-bearing liabilities:
Money market deposits	1,711	(2,369)	(658)	3,959	(5,332)	(1,373)
Passbook deposits	9	(7)	2	143	(253)	(110)
NOW and other demand deposits	463	69	532	473	(586)	(113)
Certificate accounts	(1,251)	(6,633)	(7,884)	3,442	(12,379)	(8,937)
FHLB advances	(280)	232	(48)	(715)	(1,621)	(2,336)

Total interest-bearing liabilities	652	(8,708)	(8,056)	7,302	(20,171)	(12,869)

Change in net interest income	$20,102	$(16,532)	$3,570	$3,052	$8,653	$11,705

(1)	Includes assets held or available-for-sale.
(2)	Includes nonaccrual loans.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services. See ”Quantitative and Qualitative Disclosures About Market Risk” and “—Asset/Liability Management.”

Impact of New Accounting Standards

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), was issued in December 2002. SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based

Compensation” (“SFAS 123”). Although SFAS 148 does not require use of the fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition should companies elect to adopt the fair value method of accounting which requires companies to record compensation expense when stock options are granted. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in interim and annual financial statements. SFAS 148’s amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002 and have been implemented by the Company in this filing.

The Company has a stock-based employee compensation plan, which is described more fully in Note 14 on page F-31. The adoption of SFAS 148 will require expanded disclosure in interim reporting since the Company has elected to continue to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for awards granted under its plan. Accordingly, no compensation cost has been recognized for awards granted under the plan. For further information regarding the Company’s accounting for stock options, see Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” beginning on page F-8.

Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), clarifies and amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. It is anticipated that the financial impact of SFAS 149 will not have a material effect on the Company.

Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is anticipated that the financial impact of SFAS 150 will not have a material effect on the Company.

Financial Accounting Standards Board Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”), was issued in January 2003 and addresses the consolidation of variable interest entities. Under FIN 46, arrangements that are not controlled through voting or similar rights are accounted for as variable interest entities. An enterprise is required to consolidate a variable interest entity if it is the primary beneficiary. FIN 46 applies immediately to arrangements created after January 31, 2003 and, with respect to arrangements created before February 1, 2003, the interpretation will apply beginning on July 1, 2003. The Company expects that the financial impact of adopting FIN 46 will not be material.

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements as defined in SEC Release No. 33-8182 for the period ended June 30, 2003. The term “off-balance sheet arrangement,” as defined by the SEC, includes any contractual arrangement to which an unconsolidated entity is a party, under which the registrant has:

•	Any obligation under certain guarantee contracts;

•	A retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•	Any obligation under certain derivative instruments; or

•	Any obligation under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

Contractual Obligations and Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management to meet required capital needs. These obligations require the Company to make cash payments over time. The following table summarizes the Company’s contractual obligations as of June 30, 2003:

	Total	Payment Due by Period
		Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 years
	(In thousands)
Contractual Obligations:
FHLB borrowings	$381,500	$146,250	$166,750	$41,500	$27,000
Certificates of deposit	564,997	361,231	132,729	71,028	9
California state time deposits	65,000	65,000	—	—	—
Operating leases	4,474	933	1,729	1,155	657

Total contractual cash obligations	$1,015,971	$573,414	$301,208	$113,683	$27,666

The following table summarizes the Company’s contractual commitments with off-balance sheet risk as of June 30, 2003:

	Total	Payment Due by Period
		Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 years
	(In thousands)
Other Commitments:
Commitments to originate loans	$35,327	$35,327	$—	$—	$—
Commitments to purchase loans	14,270	14,270	—	—	—
Commitments to sell loans	9,449	9,449	—	—	—
Unused equity lines of credit	27,630	—	—	14	27,616
Consumer overdraft protection	1,012	—	—	—	1,012
Undisbursed construction funds	4,503	—	4,503	—	—

Total commitments	$92,191	$59,046	$4,503	$14	$28,628

The Company utilizes financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to originate fixed and variable rate mortgage loans held-for-investment and held-for-sale, commitments to purchase and sell loans, commitments to purchase and sell mortgage-backed and investment securities, unused equity lines of credit and overdraft protection, and funds committed to construction projects. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

Commitments to originate fixed and variable rate mortgage loans are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit include funds not disbursed, but committed to construction projects and home equity lines of credit.

The Company minimizes its exposure to loss under these commitments by requiring that customers meet certain conditions prior to disbursing funds. The Company receives collateral to support commitments for which collateral is deemed necessary. The most significant category of collateral includes real estate properties underlying mortgage loans.

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

At June 30, 2003 and 2002, the Company had $27.6 million and $26.2 million of approved undisbursed lines of credit, respectively.

At June 30, 2003 and 2002, the Company had commitments to sell loans of $9.4 million and $6.2 million, respectively, for which $3.0 million and $3.4 million, respectively, of commitments to sell loans are included in loans held-for-sale on the company’s statement of financial condition. There were commitments to purchase loans of $14.3 million at June 30, 2003 and no commitments purchase loans at June 30, 2002. The Company had no commitments to sell investment securities or MBS at June 30, 2003 and 2002. There were no commitments to purchase investment securities or MBS at June 30, 2003 and 2002.

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

The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Company’s earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Company’s exposure to differential changes in interest rates between assets and liabilities is shown in the Company’s Maturity and Rate Sensitivity Analysis under the caption “MD&A—Asset/Liability Management.” Another measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13a, “Interest Rate Risk Management.” This test measures the impact on net interest income and on net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts. Following are the estimated impacts of immediate changes in interest rates at the specified levels at June 30, 2003, calculated in compliance with Thrift Bulletin No. 13a:

Change In Interest Rates (In Basis Points)	Percentage Change In:
	Net Interest Income(1)	Net Portfolio Value(2)
+300	-1.29%	-26.13%
+200	0.10	-15.01
+100	0.13	-4.66
-100	-0.58	3.50

(1)	The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents net portfolio value of the Bank in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

The following table shows the Company’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the total balance of expected maturities and principal repayments and the instruments’ fair values at June 30, 2003. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

		June 30, 2003
	Weighted Average Rate End of Period	Expected Maturity/Principal Repayment
		2004	2005	2006	2007	2008	Thereafter	Total Balance(1)	Fair Value(1)
		(Dollars in thousands)
Interest-Sensitive Assets:
Interest-earning deposits	1.33%	$943	$—	$—	$—	$—	$—	$943	$943
Loans Receivable:
One-to-four family	6.05	50,407	48,079	35,949	27,519	22,117	145,832	329,903	336,766
Multifamily and Non-Residential	6.62	226,491	171,754	130,723	99,609	78,985	278,286	985,848	1,019,945
Other	7.29	6,460	4,575	2,380	1,529	1,406	4,819	21,169	21,408
Mortgage-Backed Securities	5.10	44,358	29,172	19,652	13,848	9,709	46,958	163,697	164,615
Investment Securities	3.30	38,451	21,864	—	—	—	—	60,315	60,904
FHLB stock	4.80	19,807	—	—	—	—	—	19,807	19,807
Interest-Sensitive Liabilities:
Deposits
Money Market Deposits	1.09	19,627	38,640	38,640	21,735	21,736	55,891	196,269	196,269
Passbook Deposits	0.99	2,105	3,800	3,801	4,496	4,496	23,412	42,110	42,110
NOW and other demand deposits	1.21	27,564	34,168	34,168	19,220	19,221	49,421	183,762	183,762
Certificate Accounts	2.79	426,241	111,385	21,857	47,708	23,076	—	629,997	616,205
FHLB Advances	3.85	146,250	109,250	57,500	15,500	26,000	27,000	381,500	398,507
Interest-Sensitive Off-balance sheet items:(2)
Commitments to extend credit	5.23							35,327	—
Loans sold with recourse (including bond loans)	3.75							6,318	—
Unused lines of credit	5.47							27,630	72

(1)	Loans are reduced for nonperforming loans but are not reduced for the allowance for loan losses.
(2)	Total balance equals the notional amount of off-balance sheet items and interest rates are the weighted average interest rates of the underlying loans.

Expected maturities are contractual maturities adjusted for prepayments of principal. The Company uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on the Company’s historical experience. The Company’s average Constant Prepayment Rate (“CPR”) on its total fixed rate portfolio ranges from 35% to 44% and on its adjustable rate portfolio from 11% to 35% for interest-earning assets (excluding investment securities, which do not have prepayment features). For deposit liabilities, in accordance with standard industry practice and the Company’s own historical experience, “decay factors” were used to estimate deposit runoffs of 5%, 15%, and between 10% to 25% for passbook, checking and money market deposit accounts, respectively. The actual maturities of these instruments could vary substantially if future prepayments differ from the Company’s historical experience.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Quaker City Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Quaker City Bancorp, Inc. and subsidiaries as of June 30, 2003 and 2002 and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quaker City Bancorp, Inc. and subsidiaries as of June 30, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

Los Angeles, California

July 22, 2003

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2003 and 2002

(In thousands, except share data)

A S S E T S	2003	2002
Cash and due from banks	$31,275	$14,128
Interest-bearing deposits	943	762
Federal funds sold and other short-term investments	—	3,500
Investment securities held-to-maturity (fair value of $12,349 at June 30, 2003 and $14,316 at June 30, 2002) (note 2)	12,178	14,273
Investment securities available-for-sale, at fair value (note 2)	48,137	79,234
Loans receivable, net (notes 3 and 10)	1,323,268	1,193,035
Loans receivable held-for-sale (notes 3 and 17)	2,997	3,436
Mortgage-backed securities held-to-maturity (fair value of $91,463 at June 30, 2003 and $120,222 at June 30, 2002) (notes 4 and 10)	90,014	117,827
Mortgage-backed securities available-for-sale, at fair value (notes 4 and 10)	73,683	26,449
Real estate held-for-sale (note 5)	—	18
Federal Home Loan Bank stock, at cost (notes 6 and 10)	19,807	16,685
Office premises and equipment, net (note 7)	7,275	7,327
Accrued interest receivable and other assets (notes 2, 3, 4, 8, 11 and 13)	12,534	10,760

	$1,622,111	$1,487,434

L I A B I L I T I E S A N D S T O C K H O L D E R S ’ E Q U I T Y
Liabilities:
Deposits (note 9)	$1,084,117	$1,009,725
Federal Home Loan Bank advances (notes 3, 6 and 10)	381,500	330,700
Accounts payable and accrued expenses	7,269	8,605
Other liabilities (notes 9, 11 and 13)	10,088	9,893

Total liabilities	1,482,974	1,358,923

Stockholders’ Equity (notes 12 and 14):
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 6,365,943 shares and 6,610,017 shares at June 30, 2003 and 2002, respectively	64	66
Additional paid-in capital	128,581	124,428
Accumulated other comprehensive loss (notes 2, 4 and 13)	(1,377)	(244)
Retained earnings, substantially restricted (note 11)	12,197	4,818
Deferred compensation (notes 13 and 14)	(328)	(557)

Total stockholders’ equity	139,137	128,511
Commitments and contingent liabilities (note 3 and 15)

	$1,622,111	$1,487,434

See accompanying notes to consolidated financial statements.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Years ended June 30, 2003, 2002 and 2001

(In thousands, except share data)

	2003	2002	2001
Interest income:
Loans receivable	$87,342	$90,489	$92,555
Mortgage-backed securities	7,418	8,306	7,554
Investment securities	2,404	2,649	2,283
Other	1,014	1,220	1,436

Total interest income	98,178	102,664	103,828

Interest expense:
Deposits (note 9)	24,735	32,743	43,276
Federal Home Loan Bank advances and other borrowing	15,377	15,425	17,761

Total interest expense	40,112	48,168	61,037

Net interest income before provision for loan losses	58,066	54,496	42,791
Provision for loan losses (note 3)	514	200	800

Net interest income after provision for loan losses	57,552	54,296	41,991

Other income:
Deposit fees	5,077	3,551	2,475
Loan Servicing charges and fees	2,035	2,002	1,942
Gain on sale of loans held-for-sale	2,255	613	308
Commissions	648	886	919
Gain on sale of securities available-for-sale	46	—	—
Other	277	145	156

	10,338	7,197	5,800

Other expense:
Compensation and employee benefits (notes 13 and 14)	15,765	13,378	11,617
Occupancy, net	3,315	2,935	3,010
Federal deposit insurance premiums	434	407	370
Data processing	1,609	1,245	1,096
Advertising and promotional	1,509	1,292	1,309
Consulting fees	923	770	795
Prepayment penalty-Federal Home Loan Bank advances (note 10)	—	536	—
Other general and administrative expense	4,719	3,845	3,111

Total general and administrative expense	28,274	24,408	21,308
Real estate operations, net (note 5)	—	—	(46)
Amortization of core deposit intangible	115	115	115

Total other expense	28,389	24,523	21377

Earnings before income taxes	39,501	36,970	26,414
Income taxes (note 11)	16,896	15,779	11,285

Net earnings	$22,605	$21,191	$15,129

Basic earnings per share (note 12)	$3.57	$3.34	$2.46

Diluted earnings per share (note 12)	$3.43	$3.17	$2.32

Weighted average basic shares outstanding	6,324,760	6,347,127	6,154,653
Weighted average diluted shares outstanding	6,593,582	6,693,092	6,519,356

See accompanying notes to consolidated financial statements.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended June 30, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
Net earnings	$22,605	$21,191	$15,129

Other comprehensive income:
Unrealized holding gain (loss) on securities available-for-sale arising during the period, net of taxes of $(833), $(376) and $237 for the years ended June 30, 2003, 2002 and 2001, respectively	(1,148)	(518)	326
Reclassification adjustment for realized gain included in net earnings and previously included in other comprehensive income, net of taxes of $20, $0 and $0 for the years ended June 30, 2003, 2002 and 2001, respectively	(26)	—	—

	(1,122)	(518)	326
Minimum pension liability adjustment, net of taxes of $9, $0 and $0, for the years ended June 30, 2003, 2002 and 2001, respectively	(11)	—	—

Increase (decrease) in accumulated other comprehensive income, net of tax	(1,133)	(518)	326

Total comprehensive income	$21,472	$20,673	$15,455

See accompanying notes to consolidated financial statements.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended June 30, 2003, 2002 and 2001

(In thousands)

	Shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings, substantially restricted	Deferred compensation	Total
Balance, June 30, 2000	5,108	$51	$71,755	$(52)	$17,289	$(1,009)	$88,034
Net earnings	—	—	—	—	15,129	—	15,129
Repurchase and retirement of stock	(20)	—	(95)	—	(262)	—	(357)
Exercise of stock options, including tax benefit	46	—	649	—	—	—	649
Unrealized gain on securities available-for-sale, net of tax	—	—	—	326	—	—	326
Deferred compensation amortized to expense	—	—	812	—	—	215	1,027

Balance, June 30, 2001	5,134	51	73,121	274	32,156	(794)	104,808
Net earnings	—	—	—	—	21,191	—	21,191
Shares issued in connection with stock dividend	1,322	13	47,481	—	(47,494)	—	—
Repurchase and retirement of stock	(33)	—	(159)	—	(1,035)	—	(1,194)
Exercise of stock options, including tax benefit	187	2	2,649	—	—	—	2,651
Unrealized loss on securities available-for-sale, net of tax	—	—	—	(518)	—	—	(518)
Deferred compensation amortized to expense	—	—	1,336	—	—	237	1,573

Balance, June 30, 2002	6,610	66	124,428	(244)	4,818	(557)	128,511
Net earnings	—	—	—	—	22,605	—	22,605
Repurchase and retirement of stock	(493)	(5)	(1,888)	—	(15,226)	—	(17,119)
Exercise of stock options, including tax benefit	249	3	4,185	—	—	—	4,188
Unrealized gain on securities available-for-sale, net of tax	—	—	—	(1,122)	—	—	(1,122)
Deferred compensation amortized to expense	—	—	1,856	—	—	229	2,085
Change in minimum pension liability, net of tax	—	—	—	(11)	—	—	(11)

Balance, June 30, 2003	6,366	$64	$128,581	$(1,377)	$12,197	$(328)	$139,137

See accompanying notes to consolidated financial statements.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
Cash flows from operating activities:
Net earnings	$22,605	$21,191	$15,129

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,810	(248)	148
Provision for loan losses	514	200	800
Provision for deferred income taxes	(1,131)	(156)	102
Gain on sale of securities available-for-sale	(46)	—	—
Gain on sale of real estate held-for-sale	(10)	—	(97)
Gain on sale of loans held-for-sale	(2,255)	(613)	(308)
Loans originated for sale	(130,690)	(57,868)	(36,585)
Loans purchased for sale	(6,263)	—	—
Sale of loans held-for-sale	139,640	59,265	53,275
Federal Home Loan Bank (FHLB) stock dividend received	(910)	(920)	(1,082)
(Increase) decrease in accrued interest receivable and other assets	(758)	289	390
Increase (decrease) in other liabilities	195	190	(236)
Increase (decrease) in accounts payable and accrued expenses	(1,336)	2,251	982
Other	5,238	2,121	2,079

Net cash provided by operating activities	26,603	25,702	34,597

Cash flows from investing activities:
Loans originated for investment	(358,200)	(315,272)	(187,368)
Loans purchased for investment	(182,287)	(131,551)	(105,572)
Principal repayments on loans	408,239	348,283	189,940
Sale of investment securities available-for-sale	49,057	—	—
Purchases of investment securities available-for-sale	(20,333)	(54,612)	(16,005)
Purchases of investment securities held-to-maturity	(5,000)	(12,366)	(5,944)
Maturities and principal repayments of investment securities held-to-maturity	7,000	11,313	14,687
Purchases of MBS available-for-sale	(78,309)	(10,183)	(8,005)
Principal repayments of MBS available-for-sale	30,982	9,040	7,750
Purchases of MBS held-to-maturity	(62,219)	(66,440)	(42,298)
Principal repayments on MBS held-to-maturity	89,324	48,703	27,313
Sale of real estate held-for-sale	82	6	559
Redemption (purchase) of FHLB stock	(2,212)	924	—
Investment in office premises and equipment	(1,160)	(1,305)	(1,268)

Net cash used by investing activities	(125,036)	(173,460)	(126,211)

Cash flows from financing activities:
Increase in deposits	74,392	93,391	108,105
Proceeds from funding of FHLB advances	339,400	226,900	406,350
Repayments of FHLB advances	(288,600)	(172,350)	(420,450)
Repurchase and retirement of stock	(17,119)	(1,194)	(357)
Common stock options exercised	4,188	2,651	649

Net cash provided by financing activities	112,261	149,398	94,297

Increase in cash and cash equivalents	13,828	1,640	2,683
Cash and cash equivalents at beginning of year	18,390	16,750	14,067

Cash and cash equivalents at end of year	$32,218	$18,390	$16,750

Supplemental disclosures of cash flow information:
Interest paid (including interest credited)	$41,252	$48,591	$59,588
Cash paid for income taxes	15,357	14,497	10,951

Supplemental schedule of noncash investing and financing activities:
Additions to loans resulting from the sale of real estate acquired through foreclosure	$—	$—	$262
Additions to real estate acquired through foreclosure	57	18	84

See accompanying notes to consolidated financial statements.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 and 2002

(1)  Basis of Presentation and Summary of Significant Accounting Policies

Quaker City Bancorp, Inc. (the “Company”), incorporated in Delaware, is primarily engaged in the savings and loan business through its wholly owned subsidiary, Quaker City Bank (the “Bank”). At June 30, 2003, the Bank operated twenty-four retail banking offices in southern California. The Bank is subject to significant competition from other financial institutions, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

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

Financial Instruments

Accounting standards require the disclosure of the fair value of financial instruments, whether or not recognized on the statement of financial condition, for which it is practicable to estimate the value. A significant portion of the Company’s assets and liabilities are financial instruments as defined under applicable accounting standards. Fair values, estimates and assumptions are set forth in note 17, Fair Value of Financial Instruments.

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

Assets Held or Available-for-sale

The Company identifies those loans, mortgage-backed securities (“MBS”) and investment securities for which it does not have the positive intent and ability to hold to maturity. If management has the positive intent and the Company has the ability to hold such assets until maturity, they are classified as held-to-maturity and are carried at amortized historical cost. Securities that are to be held for indefinite periods of time and not intended to be held-to-maturity are generally classified as available-for-sale and are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of income tax effect. However, if a decline in fair value is determined to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis, and the amount of the writedown is included in earnings. Gains and losses from the sales of MBS and investment securities available-for-sale are recognized at the time of sale and are determined by the specific-identification method. Premiums and discounts on MBS and investment securities available-for-sale are amortized utilizing the interest method over the contractual terms of the assets. Loans held-for-sale are carried at the lower of amortized historical cost or fair value as determined on an aggregate basis. Assets held for indefinite periods of time include assets that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Held-to-maturity

Loans, MBS and investment securities, excluding those held or available-for-sale, are carried at amortized historical cost, adjusted for amortization of premiums and discounts utilizing the interest method over the contractual terms of the assets. The carrying value of these assets is not adjusted for temporary declines in fair value since the Company has the positive intent and ability to hold them to maturity. If a decline in the fair value of securities is determined to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the writedown is included in earnings.

Interest Income on Loans Receivable

Interest income on loans receivable is accrued as it is earned. The Company defers and amortizes both loan origination fees and the incremental direct costs relating to the origination of loans held-to-maturity. Loan origination fees and incremental direct loan origination costs on loans held-for-sale are deferred and included in the computation of gain or loss upon sale of the loans.

The deferred origination fees and costs on loans held-to-maturity are amortized into interest income utilizing the interest method over the lives of the related loans. Loans are placed on nonaccrual status after being delinquent 60 days, or earlier if the ultimate collectibility of the accrual is in doubt. Whenever the accrual of interest is stopped, previously accrued but uncollected interest income is reversed. Thereafter, interest is recognized only as cash is received until the loan is reinstated. Accretion of discounts and deferred loan fees is discontinued when loans are placed on nonaccrual status.

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

Impaired Loans

A loan is considered impaired when based on current circumstances and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Creditors are required to measure impairment of a loan based on any one of the following: (i) the present value of expected future cash flows from the loan discounted at the loan’s effective interest rate, (ii) an observable market price or (iii) the fair value of the loan’s underlying collateral. Generally, the Company measures impairment based on the fair value of the loan’s underlying collateral property. Impaired loans exclude large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include all one-to-four family loans with principal balances of less than $1.0 million, commercial properties with balances of less than $500,000 and multifamily loans with balances of less than $750,000.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company may also purchase mortgage servicing assets related to mortgage loans originated by other institutions. These mortgage servicing assets are measured initially at fair value, presumptively the price paid. The servicing asset is amortized in proportion to and over the period of estimated net servicing income and is assessed for impairment or increased obligation based on its fair value. Mortgage servicing rights are included in accrued interest receivable and other assets in the accompanying consolidated statements of financial condition.

Real Estate Held-for-sale

Real estate acquired through foreclosure (“REO”) is initially recorded at fair value at the date of foreclosure, less estimated costs of disposition. Fair value is determined by an appraisal obtained at the time of foreclosure. Thereafter, if there is a further deterioration in value, the Company writes down the REO directly and charges operations for the diminution in value. Costs relating to holding property, net of rental and other income, are expensed in the period incurred. Gains on the sale of real estate are recognized at the time of sale. Losses realized and expenses incurred in connection with the disposition of foreclosed real estate are charged to current earnings.

Core Deposit Premium

The Company has acquired customer deposit accounts from financial institutions in its market area. The core deposit premium amounting to $382,000 and $497,000, respectively, at June 30, 2003 and 2002 relates to the estimated value of the depositor relationship and is included in other assets and is being amortized over a seven year period using the straight-line method.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

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

Stock Option Plans

The Company has a stock-based employee compensation plan, which is described more fully in Note 14. The adoption of SFAS 148 requires expanded disclosure in interim reporting since the Company has elected to continue to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for awards granted under its plan. Accordingly,

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

no compensation cost has been recognized for awards granted under the plan. Had compensation cost been determined using the fair value based method prescribed by SFAS 123 “Accounting for Stock Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended June 30,
	2003	2002	2001
	(In thousands, except per share data)
Net income, as reported	$22,605	$21,191	$15,129
Deduct: Stock based employee compensation expense on stock option plans determined under fair value based method, net of related tax effects	(625)	(607)	(370)

Pro forma net income	$21,980	$20,584	$14,759

Basic earnings per share:
As reported	$3.57	$3.34	$2.46
Pro forma	$3.48	$3.26	$2.40
Diluted earnings per share:
As reported	$3.43	$3.17	$2.32
Pro forma	$3.33	$3.08	$2.26

The per share weighted-average fair value of stock options granted during fiscal 2003, 2002 and 2001 was $10.27, $11.48 and $9.99, respectively, on the date of grant determined using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for fiscal 2003: volatility of 23.47%, a dividend yield of 1.95%, risk-free interest rate of 2.88% and an expected life of 8 years. The following weighted-average assumptions were used for fiscal 2002: volatility of 25.02%, no expected dividends, risk free interest rate of 4.60% and an expected life of 8 years. The following weighted-average assumptions were used for fiscal 2001: volatility of 25.50%, no expected dividends, risk-free interest rate of 5.14% and an expected life of 8 years. The effects of applying SFAS No. 123 for these pro forma disclosures are not likely to be representative of the effects on reported income for future years as options vest over several years and additional awards may be made each year.

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

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” A derivative is considered either an asset or liability in the statement of financial condition and measured at fair value. For a derivative designated as a hedging instrument, the changes in fair value of the derivative are either (a) recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item or (b) reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a derivative not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change. As of June 30, 2003, the Company has approximately $6.4 million of commitments to originate loans which will be held-for-sale and approximately $3.0 million of loan sale commitments that qualify as derivatives under SFAS No. 133. The fair value of such commitments approximates zero at June 30, 2003.

Other Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”) was issued in December 2002. SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Although SFAS 148 does not require use of the fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition should companies elect to adopt the fair value method of accounting which requires companies to record compensation expense when stock options are granted. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in interim and annual financial statements. SFAS 148’s amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002 and has been implemented by the Company is this filing.

The Company has stock-based employee compensation plans, which are described more fully in Note 14. The adoption of SFAS 148 will require expanded disclosure in interim reporting since the Company has elected to continue to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for awards granted under its plan. Accordingly, no compensation cost has been recognized for awards granted under the plan. For further information regarding the Company’s accounting for stock options, see Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” page F-12.

Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), clarifies and amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. It is anticipated that the financial impact of SFAS 149 will not have a material effect on the Company.

Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), establishes standards for

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is anticipated that the financial impact of SFAS 150 will not have a material effect on the Company.

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

(2)  Investment Securities

The following table provides a summary of investment securities with a comparison of amortized cost and fair values:

	June 30, 2003
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Held-to-maturity:
U.S. Government and Federal agency obligations	$10,178	$150	$—	$10,328
Corporate Debt Securities	2,000	21	—	2,021

	$12,178	$171	$—	$12,349

Available-for-sale:
FNMA/FHLMC Preferred Stock	$31,385	$336	$(3,650)	$28,071
Mutual Funds	20,066	—	—	20,066

	$51,451	$336	$(3,650)	$48,137

	June 30, 2002
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Held-to-maturity:
U.S. Government and Federal agency obligations	$12,273	$114	$(66)	$12,321
Corporate Debt Securities	2,000	—	(5)	1,995

	$14,273	$114	$(71)	$14,316

Available-for-sale:
FNMA/FHLMC Preferred Stock	$31,377	$158	$(1,085)	$30,450
Mutual Funds	48,745	39	—	48,784

	$80,122	$197	$(1,085)	$79,234

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2003 and 2002, the Company had accrued interest receivable on investment securities of $179,000 and $470,000, respectively, which is included in accrued interest receivable and other assets in the accompanying consolidated statements of financial condition.

The mutual fund investment was liquidated during fiscal 2003 and the Company subsequently reinvested in the fund at the end of the fiscal year. A gross gain of $46,000 was realized upon the liquidation of the mutual fund investment in fiscal 2003. There were no sales of investment securities available-for-sale in fiscal 2002 and 2001. There were no gross gains or losses realized during fiscal 2002 and 2001.

The contractual principal maturities of U.S. Government and Federal agency obligations and corporate debt securities for investment securities held-to-maturity as of June 30, 2003 are as follows:

	Contractual principal maturity
	Total	Maturing 1 year to 5 years	Maturing after 10 years
	(In thousands)
U.S. Government and Federal agency obligations	$10,178	$5,000	$5,178
Corporate debt securities	2,000	—	2,000

Total	$12,178	$5,000	$7,178

The U.S. Government and Federal agency obligations included in the above table have contractual terms to maturity, however, expected maturities may differ from contractual maturities as these securities are subject to contractual call provisions.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)  Loans Receivable, Net

The following table presents carrying values of loans receivable at the dates indicated:

	June 30,
	2003	2002
	(In thousands)
Real estate:
Residential:
One-to-four units	$335,668	$325,432
Multifamily	676,580	606,543
Commercial and land	299,291	267,185
Construction	10,249	—

	1,321,788	1,199,160
Other	21,190	10,843

	1,342,978	1,210,003
Less:
Undisbursed construction	4,503	—
Undisbursed loan funds	50	154
Unamortized premiums	(2,707)	(1,225)
Deferred loan fees, net	3,261	3,472
Allowance for loan losses	11,606	11,131

	1,326,265	1,196,471

Less:
Held-for-sale:
One-to-four units	2,997	3,436

Held-to-maturity	$1,323,268	$1,193,035

The weighted average interest rate on the Company’s loan portfolio was 6.45% and 7.28% at June 30, 2003 and 2002, respectively.

Certain mortgage loans aggregating $562.4 million and $562.8 million at June 30, 2003 and 2002, respectively, are collateral for FHLB advances.

At June 30, 2003 and 2002, the Bank had loans with an outstanding balance of $6.7 million and $10.0 million, respectively, under two separate agreements with the City of Los Angeles to guarantee up to a total of $15 million of multifamily housing revenue bonds primarily for the acquisition and renovation of earthquake-stricken properties. In conjunction with these guarantees, standby letters of credit were issued by the Federal Home Loan Bank. Additionally, the principal balances of other loans sold with recourse totaled $215,000 and $260,000 at June 30, 2003 and 2002, respectively.

At June 30, 2003 and 2002, the Bank had accrued interest receivable on loans of $6.3 million and $6.4 million, respectively, which is included in accrued interest receivable and other assets in the accompanying consolidated statements of financial condition.

The Company serviced loans for investors totaling $287.1 million, $280.0 million and $312.0 million at June 30, 2003, 2002 and 2001, respectively.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity in the allowance for loan losses is summarized as follows:

	June 30,
	2003	2002	2001
	(In thousands)
Allowances for loan losses:
Balance at beginning of year	$11,131	$10,943	$10,161
Provision for loan losses	514	200	800
Charge-offs, net	(39)	(12)	(18)

Balance at end of year	$11,606	$11,131	$10,943

Credit Risk and Concentration

At June 30, 2003 and 2002, the balances of nonaccrual loans totaled $3.3 million and $4.3 million, respectively, net of specific allowances of $36,000 and $81,000. The Company’s nonaccrual policy requires that loans be placed on nonaccrual status after being delinquent 60 days or earlier if warranted. There were no accruing loans contractually past due 60 days or more at June 30, 2003 and 2002.

The gross amount of interest income on nonaccrual loans that would have been recorded during the years ended June 30, 2003, 2002 and 2001 if the nonaccrual loans had been current in accordance with their original terms was $232,000, $299,000 and $264,000, respectively. For the years ended June 30, 2003, 2002 and 2001, $74,000, $144,000 and $152,000, respectively, were actually earned on nonaccrual loans and are included in interest income on loans in the accompanying consolidated statements of earnings. Interest income earned on nonaccrual loans is generally recorded utilizing the cash-basis method of accounting.

The Company’s real estate loans are predominantly secured by properties located in southern California.

Impaired Loans

At June 30, 2003 and 2002, the Company had a gross investment in impaired loans of $299,000 and $328,000, respectively. During the years ended June 30, 2003, 2002 and 2001, the Company’s average investment in impaired loans was $183,000, $514,000 and $1.3 million, respectively, and for the years then ended, interest income on such loans totaled $16,000, $37,000 and $104,000, respectively. Interest income on impaired loans which are performing is generally recorded in accordance with the policy for nonaccrual loans. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. At June 30, 2003, $36,000 of impaired loans were performing in accordance with their contractual terms. At June 30, 2002, all impaired loans were performing in accordance with their contractual terms.

Impaired loans at June 30, 2003 included $299,000 of loans for which specific valuation allowances of $36,000 had been established. At June 30, 2002, the Company had $328,000 of impaired loans for which specific valuation allowances of $81,000 had been established. All such provisions for losses and any related recoveries are recorded as part of the total allowance for loan losses.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)  Mortgage-Backed Securities

Summarized below are the amortized cost and estimated fair values of MBS:

	June 30, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Held-to-maturity:
GNMA, FNMA and FHLMC securities	$40,767	$1,293	$—	$42,060
Issued by other financial institution	26,626	144	(41)	26,729
Collateralized mortgage obligations	22,621	102	(49)	22,674

	$90,014	$1,539	$(90)	$91,463

Available-for-sale:
GNMA, FNMA and FHLMC securities	$48,464	$667	$(11)	$49,120
Issued by other financial institutions	24,008	299	—	24,307
Collateralized mortgage obligations	255	1	—	256

	$72,727	$967	$(11)	$73,683

	June 30, 2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Held-to-maturity:
GNMA, FNMA and FHLMC securities	$54,099	$1,792	$—	$55,891
Issued by other financial institutions	6,309	—	—	6,309
Collateralized mortgage obligations	57,419	606	(3)	58,022

	$117,827	$2,398	$(3)	$120,222

Available-for-sale:
GNMA, FNMA and FHLMC securities	$18,382	$277	$—	$18,659
Collateralized mortgage obligations	7,601	189	—	7,790

	$25,983	$466	$—	$26,449

The contractual principal maturities at amortized cost for MBS as of June 30, 2003, are as follows:

	Contractual principal maturity
	Total	Maturing Less Than 1 year	Maturing 1 year to 5 years	Maturing 5 years to 10 years	Maturing after 10 years
	(In thousands)
GNMA, FNMA and FHLMC securities	$89,230	$—	$1,888	$1	$87,341
Issued by other financial institutions	$50,635	162	401	—	50,072
Collateralized mortgage obligations	$22,876	—	—	—	22,876

Total	$162,741	$162	$2,289	$1	$160,289

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The mortgage-backed securities included in the above table have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.

There were no sales of mortgage-backed securities available-for-sale in fiscal 2003, 2002 and 2001. There were no gross gains or losses realized during fiscal 2003, 2002 and 2001.

The collateralized mortgage obligations held at June 30, 2003 and 2002 represented nonequity interests in mortgage pass-through certificates and were of investment grade.

The Company had accrued interest receivable on mortgage-backed securities of $765,000 and $782,000 at June 30, 2003 and 2002, respectively, which is included in accrued interest receivable and other assets in the accompanying consolidated statements of financial condition.

(5)  Real Estate Held-for-sale

All real estate held-for-sale was acquired through foreclosure.

The following table summarizes real estate operations, net:

	June 30,
	2003	2002	2001
	(In thousands)
Net (income) loss from operations:
Gain on sale of foreclosed real estate owned	$(10)	$—	$(97)
Losses on operations of foreclosed real estate owned	10	—	51

Real estate operations, net	$—	$—	$(46)

(6)  Federal Home Loan Bank (“FHLB”) Stock

As a member of the FHLB System, the Bank is required to own capital stock in the FHLB of San Francisco in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage assets, home purchase contracts and similar obligations at the end of each year, or 5% of its outstanding borrowings from the FHLB of San Francisco. The Bank was in compliance with this requirement with an investment in FHLB of San Francisco stock at June 30, 2003 and 2002, of $19.8 million and $16.7 million, respectively. FHLB stock is recorded at historical cost.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)  Office Premises and Equipment

The following is a summary of office premises and equipment, net:

	June 30,
	2003	2002
	(In thousands)
Land	$2,075	$2,075
Buildings and leasehold improvements	9,454	9,084
Furniture, fixtures and equipment	7,049	6,285

	18,578	17,444
Less accumulated depreciation and amortization	11,303	10,117

	$7,275	$7,327

The Company recorded depreciation and amortization expense on premises, equipment and leasehold improvements of $1.2 million, $1.1 million and $1.2 million during fiscal 2003, 2002 and 2001, respectively.

(8)  Mortgage Servicing Rights

The following is a table that summarizes the activity in mortgage servicing rights.

	At or for the year ended June 30,
	2003	2002	2001
	(In thousands)
Mortgage servicing rights, net, beginning of period	$582	$436	$269
Additions	874	359	286
Amortization	(377)	(189)	(76)
Impairment write-down	—	(24)	(43)

Mortgage servicing rights, net, end of period	$1,079	$582	$436

Estimated fair value	$1,125	$727	$436

	(In millions)
At end of period
Mortgage loans serviced for others:
Total	$287.1	$280.0	$312.0
With capitalized mortgage servicing rights:
Amount	$161.8	$93.6	$64.9
Weighted average interest rate	6.09%	7.08%	7.52%

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of loan servicing charges and fees included in the Company’s results of operations are summarized as follows:

	For the year ended June 30,
	2003	2002	2001
	(In thousands)
Income from servicing operations	$1,506	$1,271	$999
Loan servicing fees	906	944	1,062
Amortization of MSR’s	(377)	(189)	(76)
Provision for impairment	—	(24)	(43)

Total loan servicing charges and fees	$2,035	$2,002	$1,942

(9)  Deposits

The following is a summary of deposits:

	June 30, 2003		June 30, 2002
	Weighted average rate	Amount	Weighted average rate	Amount
	(Dollars in thousands)
Money market deposits	1.09%	$196,269	2.04%	$229,277
Passbook deposits	0.99	42,054	1.00	30,510
NOW and other demand deposits	1.21	183,816	0.58	72,119
Non-interest bearing demand deposits	—	31,981	—	23,237
Certificates of deposit:
3 months or less	2.43	202,373	2.94	187,210
Over 3 through 6 months	1.83	142,501	2.36	175,254
Over 6 through 12 months	2.59	81,357	3.12	98,952
Over 12 months	3.89	203,766	4.53	193,166

	2.06%	$1,084,117	2.66%	$1,009,725

The weighted average interest rates are at the end of the period and are based upon stated interest rates without giving consideration to daily compounding of interest or forfeiture of interest because of premature withdrawal.

Certificates of deposit of $100,000 or more accounted for $226.9 million and $230.1 million of deposits at June 30, 2003 and 2002, respectively.

At June 30, 2003 and 2002, the Company had accrued interest payable on deposits of $127,000 and $100,000, respectively, which is included in other liabilities in the accompanying consolidated statements of financial condition.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deposits at June 30, 2003 mature as follows (in thousands):

Immediately withdrawable	$454,120
Year ending June 30:
2004	426,231
2005	111,143
2006	21,586
2007	47,708
2008 and thereafter	23,329

$1,084,117

Interest expense by type of deposit account is summarized in the following table for the periods indicated:

	Year ended June 30,
	2003	2002	2001
	(In thousands)
Money market deposits	$3,706	$4,364	$5,737
Passbook deposits	343	341	451
NOW and other demand deposits	1,113	581	694
Certificates of deposit	19,573	27,457	36,394

	$24,735	$32,743	$43,276

(10)  Federal Home Loan Bank Advances

Federal Home Loan Bank advances are summarized as follows:

	June 30,
	2003	2002
	(In thousands)
FHLB advances, due at various dates through fiscal 2012, with interest rates from 1.40% to 7.23% and a weighted average rate of 3.85% at June 30, 2003 and from 2.01% to 7.23% and a weighted average rate of 4.61% at June 30, 2002	$381,500	$330,700

These advances are secured by the Bank’s stock in the FHLB, certain MBS and certain mortgage loans aggregating $562.4 million and $562.8 million at June 30, 2003 and 2002, respectively. At June 30, 2003, the amount of additional credit available from the FHLB was $81.8 million.

The maturities of FHLB advances are as follows (in thousands):

Year ending June 30:
2004	$146,250
2005	112,250
2006	54,500
2007	15,500
2008 and thereafter	53,000

$381,500

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended June 30, 2002, the Company prepaid approximately $25.0 million of its higher cost borrowings and replaced the funds with less expensive borrowings. In association with the debt prepayment, the Company paid a prepayment fee of $536,000. The prepayment fee is disclosed in other expense on the accompanying consolidated statements of earnings.

(11)  Income Taxes

Income taxes for the years ended June 30, 2003, 2002 and 2001 are comprised of the following:

	Federal	State	Total
	(In thousands)
Year ended June 30, 2003:
Current	$13,147	$4,880	$18,027
Deferred	(499)	(632)	(1,131)

	$12,648	$4,248	$16,896

Year ended June 30, 2002:
Current	$11,855	$4,080	$15,935
Deferred	(236)	80	(156)

	$11,619	$4,160	$15,779

Year ended June 30, 2001:
Current	$8,487	$2,900	$11,387
Deferred	(152)	50	(102)

	$8,335	$2,950	$11,285

A reconciliation from expected Federal income taxes to consolidated effective income taxes for the periods indicated follows. The statutory Federal income tax rates for June 30, 2003, 2002 and 2001 were 35%.

	Year ended June 30,
	2003	2002	2001
	(In thousands)
Expected Federal income taxes	$13,825	$12,940	$9,245
Increases (decreases) in computed tax resulting from:
State taxes, net of Federal benefit	2,761	2,704	1,918
Fair value of ESOP shares over cost	650	467	285
Other, net	(340)	(332)	(163)

	$16,896	$15,779	$11,285

The Bank’s tax bad debt reserve balance of approximately $10.9 million as of June 30, 2003, will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to stockholders in excess of the Bank’s current and accumulated earnings and profit, a redemption of shares or upon a partial or complete liquidation of the Bank. The Bank does not intend to make distributions to stockholders that would result in recapture of any portion of its bad debt reserve. Since management intends to use the reserve only for the purpose for which it was intended, a deferred tax liability of approximately $3.8 million has not been recorded.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2003 and 2002 are presented below:

	2003	2002
	(In thousands)
Deferred tax assets:
Loan valuation allowances	$4,752	$4,025
State income taxes	1,339	1,501
Deferred compensation	1,437	1,230
Amortization of core deposit	318	285
Unrealized losses on securities available-for-sale	1,080	178
Minimum pension liability	9	—
Accelerated depreciation	353	234

Total gross deferred tax assets	$9,288	$7,453

Deferred tax liabilities:
Deferred loan fees	$(3,375)	$(3,470)
FHLB stock dividends	(3,471)	(3,432)
Other	(165)	(227)

Total gross deferred tax liabilities	(7,011)	(7,129)

Net deferred tax asset	$2,277	$324

Deferred tax assets are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is “more likely than not” that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or tax credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carryback, (2) future taxable income, exclusive of the reversal of existing temporary differences, that will result from the reversal of existing taxable temporary differences and (3) future taxable income generated by future operations. In addition, tax planning strategies may be available to accelerate taxable income or deductions, change the character of taxable income or deductions, or switch from tax-exempt to taxable investments so that there will be sufficient taxable income of an appropriate character and in the appropriate periods to allow for realization of the tax benefits. Management believes that the above-described deferred tax assets are more likely than not to be realized and accordingly has not established a valuation allowance for the years ended June 30, 2003 and 2002.

Included in other assets are current taxes payable of $513,000 at June 30, 2003.

Included in other liabilities are current taxes payable of $480,000 June 30, 2002.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)  Regulatory Capital and Earnings Per Share

The Bank is required to maintain certain minimum levels of regulatory capital as set forth by the Office of Thrift Supervision (“OTS”) in capital standards applicable to all thrifts. These capital standards include a core capital requirement, a tangible capital requirement and a risk-based capital requirement. The Bank exceeds all capital requirements at June 30, 2003, as shown in the following table:

	Tangible capital		Core capital		Risk-based capital
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Actual	$133,594	8.24%	$133,594	8.24%	$145,164	13.02%
Required	24,324	1.50	64,864	4.00	89,200	8.00

Excess	$109,270	6.74%	$68,730	4.24%	$55,964	5.02%

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) contains prompt corrective action (“PCA”) provisions pursuant to which banks and savings institutions are to be classified into one of five categories, based primarily upon capital adequacy, and which require specific supervisory actions as capital levels decrease. The OTS regulations implementing the PCA provisions define the five capital categories. The following table sets forth the definitions of the categories and the Bank’s ratios as of June 30, 2003 and 2002:

Capital category	Tangible Capital Ratio	Total Capital to Risk- Weighted Assets	Core Capital to Risk- Weighted Assets	Core Capital to Adjusted Total Assets
Well-capitalized	N/A	≥10%	≥6%	≥5%
Adequately capitalized	N/A	≥8%	≥4%	≥4%
Undercapitalized	N/A	<8%	<4%	<4%
Significantly undercapitalized	N/A	<6%	<3%	<3%
Critically undercapitalized	≤2%	N/A	N/A	N/A
Bank at June 30, 2003	8.24%	13.02%	11.98%	8.24%

Bank at June 30, 2002	8.34%	13.50%	12.39%	8.34%

The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from well-capitalized to adequately capitalized, or to subject an adequately capitalized or undercapitalized institution to the supervisory actions applicable to the next lower category, for supervisory concerns. Based on the latest notification from the OTS, at June 30, 2003 and 2002, the Bank was a well-capitalized institution. There are no conditions or events that management believes has changed the institution’s category under the capital guidelines.

Dividends

Savings association subsidiaries of holding companies generally are required to provide their OTS District Director not less than 30 days’ advance notice of any proposed declaration of a dividend on the association’s stock. Under regulations adopted by the OTS, the insured institution’s ability to declare and pay a dividend to its holding company is subject to certain limitations. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized associations. The Bank is considered a well-capitalized institution for purposes of dividend

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

declarations. During fiscal 2003, the Bank declared a $14.0 million dividend payable to the Company based on an authorization by the Board of Directors of the Bank. As of June 30, 2003, a dividend of $14.0 million has been paid to the Company.

Earnings Per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

	For the Year Ended June 30, 2003			For the Year Ended June 30, 2002(1)			For the Year Ended June 30, 2001(1)
	Earnings (Numerator)	Shares (Denominator)	Per- Share Amount	Earnings (Numerator)	Shares (Denominator)	Per- Share Amount	Earnings (Numerator)	Shares (Denominator)	Per- Share Amount
	(Dollars in thousands, except share data)
Net earnings	$22,605			$21,191			$15,129

Basic EPS
Earnings available to common stockholders	$22,605	6,324,760	$3.57	$21,191	6,347,127	$3.34	$15,129	6,154,653	$2.46

Effect of Dilutive Securities
Options-common stock equivalents		268,822			345,965			364,703

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$22,605	6,593,582	$3.43	$21,191	6,693,092	$3.17	$15,129	6,519,356	$2.32

(1)	All share and exercise prices have been restated to reflect the impact of the 25% stock dividend issued during the year ended June 30, 2002.

(13)  Retirement Plans

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

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Plan assets, at fair value, are primarily comprised of government obligations and short-term investments.

The following table sets forth the Plan’s funded status and amounts recognized in the Bank’s consolidated statements of financial condition:

	June 30,
	2003	2002
	(In thousands)
Change in Benefit Obligation
Projected benefit obligation, beginning of year	$3,235	$2,728
Service cost	223	200
Interest cost	222	194
Benefits paid	(197)	(155)
Plan amendment	—	61
Actuarial gain	364	207

Projected benefit obligation, end of year	3,847	3,235

Change in Plan Assets
Fair value of plan assets, beginning of year	3,109	2,688
Actual return on plan assets	268	196
Employer contributions	420	380
Benefits paid	(197)	(155)

Fair value of plan assets, end of year	3,600	3,109

Funded Status
Unrecognized transition asset	(1)	(1)
Unrecognized prior service cost	286	376
Unrecognized loss	438	179

Net amount recognized	$476	$428

Components of Net Periodic Benefit Cost
Service cost	$223	$200
Interest cost	222	194
Expected return on plan assets	(197)	(158)
Amortization of unrecognized transition obligation	(1)	(1)
Amortization of unrecognized prior service cost	91	54
Amortization of unrecognized loss	34	2

Net periodic benefit cost	$372	$291

Accumulated Benefit Obligation, end of year	$3,150	$2,763

Amounts Recognized in Statement of Financial Condition
Prepaid benefit cost	$476	$428

Net amount recognized	$476	$428

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average discount rates used in determining the actuarial present value of the benefit obligations were 5.75% as of June 30, 2003 and 7.00% as of June 30, 2002. The salary increase assumption was 4.00% as of June 30, 2003 and 2002, respectively. The expected long-term rate of return on assets was 6.50% and 6.00% as of June 30, 2003 and 2002, respectively.

Supplemental Executive Retirement Plan

The Bank has a supplemental executive defined benefit pension plan (“SERP”) covering specified employees. The benefits are based on employee compensation and length of service and are offset by benefits provided by Social Security and the Company’s other qualified retirement plans.

The following table sets forth the Plan’s funded status and amounts recognized in the Bank’s consolidated statements of financial condition:

	June 30,
	2003	2002
	(In thousands)
Change in Benefit Obligation
Projected benefit obligation, beginning of year	$291	$361
Interest cost	17	23
Benefits paid	(93)	(94)
Actuarial loss	3	1

Projected benefit obligation, end of year	218	291

Funded Status
Unrecognized loss	20	23
Net amount recognized	$(198)	$(268)

Components of Net Periodic Benefit Cost
Interest cost	$17	$23
Amortization of unrecognized loss	7	6

Net periodic benefit cost	$24	$29

Accumulated Benefit Obligation, end of year	$218	$291

Amounts Recognized in Statement of Financial Condition
Accrued benefit liability	$(218)	$(291)
Accumulated comprehensive income	20	23

Net amount recognized	$(198)	$(268)

The weighted average discount rates used in determining the actuarial present value of the benefit obligations were 5.75 % as of June 30, 2003 and 7.00% as of June 30, 2002.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The expense related to the RBEP totaled $180,000, $107,000 and $154,000, for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

Employee Stock Ownership Plan

The Company has established an ESOP for all employees who are age 21 or older and have completed one year of service with the Bank during which they have served a minimum of 1,000 hours. The ESOP is internally leveraged and borrowed $3.1 million from the Company to purchase 10% of the outstanding shares of the common stock of Quaker City Bancorp, Inc. issued in the original conversion to common stock ownership. The loan will be repaid principally from the Bank’s discretionary contributions to the ESOP. In conjunction with the conversion of the Bank’s Defined Benefit Plan into a Cash Balance Plan effective January 1, 2000, and the inclusion of all eligible employees as participants in the Plan, the Board of Directors approved an amendment which allows the loan underlying the ESOP to be reamortized over a longer period of time. ESOP participants will receive essentially the same benefit, but the length of time by which it will be received will be extended from September 2003 to December 2004. At June 30, 2003 and 2002, the outstanding balance on the loan was $349,000 and $582,000, respectively. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after five years of vesting service. Vesting will accelerate upon retirement, death or disability of the participant or in the event of a change in control of the Bank or the Company. Forfeitures are reallocated among remaining participating employees, in the same proportion as contributions. Benefits may be payable upon death, retirement, early retirement, disability or separation from service. Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the Company reports compensation expense equal to the fair value of the shares allocated, and the allocated shares are considered outstanding for the computation of earnings per share. The expense related to the ESOP totaled $2.1 million, $1.6 million and $1.0 million for the years ended June 30, 2003, 2002 and 2001, respectively. At June 30, 2003 and 2002, unearned compensation related to the ESOP approximated $328,000 and $557,000, respectively, and is shown as a reduction of stockholders’ equity in the accompanying consolidated statements of financial condition.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below reflects ESOP activity for the periods indicated:

	Year ended June 30,
	2003	2002
Unallocated shares at beginning of period	145,028	206,765
Allocated	(59,550)	(61,737)

Unallocated shares at end of period	85,478	145,028

The fair value of unallocated ESOP shares totaled $3.6 million and $4.8 million at June 30, 2003 and 2002, respectively.

401(k) Plan

Effective July 1, 1997, the Bank implemented a 401(k) plan. Employees become eligible to participate in the Plan upon attaining the age of 21 and completing one year of service during which they have served a minimum of 1,000 hours. The benefits are based on employee compensation. During fiscal 2003, 2002 and 2001, the expense for this plan totaled $126,000, $116,000 and $104,000, respectively.

(14)  Incentive Plans

Stock Option and Incentive Plans

In March 1994, the stockholders of the Company ratified two stock option plans, the 1993 Incentive Stock Option Plan (the “Stock Plan”) and the 1993 Stock Option Plan for Outside Directors (the “Directors’ Plan”). In fiscal 1998, the stockholders of the Company ratified the 1997 Stock Incentive Plan (the “1997 Stock Plan”). In fiscal 2003, the stockholders of the Company ratified the 2002 Equity Incentive Plan. All Plans provide for the grant of options at an exercise price equal to the fair market value on the date of grant. The Plans are intended to promote stock ownership by directors and selected officers and employees of the Company to increase their proprietary interest in the success of the Company and to encourage them to remain in the employ of the Company or its subsidiaries. Awards granted under the Plans may include incentive stock options, nonstatutory options, limited rights which are exercisable only upon a change in control of the Bank or the Company, restricted stock, stock appreciation rights and other stock-based benefits.

The Directors’ Plan authorizes the granting of stock options for a total of 202,149 shares of common stock. The Stock Plan authorizes the granting of stock options for a total of 606,445 shares of common stock. Options initially granted under both plans were granted at an exercise price of $3.84 per share. The aggregate number of shares of common stock outstanding and available for issuance pursuant to the 1997 Stock Plan is 700,582 shares. The aggregate number of shares of common stock outstanding and available for issuance pursuant to the 2002 Equity Incentive Plan is 326,428 shares. Options covering a total of 119,960 shares were granted in fiscal 2003 at a weighted average exercise price of $40.55 per share, which was the fair market value on the grant date. Options covering a total of 142,800 shares were granted in fiscal 2002 at a weighted average exercise price of $27.62 per share, which was the fair market value on the grant date. Options covering a total of 92,343 shares were granted in fiscal 2001 at a weighted average exercise price of $22.94 per share, which was the fair market value on the grant date.

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Each option granted under the 2002 Equity Incentive Plan expires upon the earlier of ten years following the date of grant or 90 days following the date on which the employee ceases to perform services for the Bank or the Company, except that in the event of death, disability, retirement, or upon a change in control of the Company or the Bank, options may be exercisable for up to two years thereafter or such longer period as determined by the Company.

The table below reflects option activity for the periods indicated:

	Year Ended June 30,
	2003		2002(1)		2001(1)
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Balance at beginning of period	856,512	$14.31	948,178	$10.13	915,848	$8.57
Granted	119,960	40.55	142,800	27.62	92,343	22.94
Expired	(12,661)	25.93	(500)	23.20	(2,995)	13.40
Exercised	(248,900)	6.39	(233,966)	4.32	(57,018)	5.69

Balance at end of period	714,911	$21.27	856,512	$14.31	948,178	$10.13

Options exercisable	504,251	$16.04	653,039	$11.07	761,969	$8.29

Remaining shares available for grant	208,033		3,181		145,481

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at June 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2003	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at June 30, 2003	Weighted- Average Exercise Price
$ 3.84	8,723	0.5 years	$3.84	8,723	$3.84
$10.70 to $15.00	378,514	5.4 years	$12.95	373,525	$12.94
$18.90 to $41.21	327,674	9.0 years	$31.34	122,003	$26.17

(1)	All share and exercise prices have been restated to reflect the impact of the 25% stock dividend issued during the year ended June 30, 2002.

(15)  Contractual Obligations And Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management to meet required capital needs. These obligations require the Company to make cash payments over time. The following table summarizes the Company’s contractual obligations as of June 30, 2003:

		Payment Due by Period
	Total	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 years
	(In thousands)
Contractual Obligations:
FHLB borrowings	$381,500	$146,250	$166,750	$41,500	$27,000
Certificates of deposit	564,997	361,231	132,729	71,028	9
California state time deposits	65,000	65,000	—	—	—
Operating leases	4,474	933	1,729	1,155	657

Total Contractual Cash Obligations	$1,015,971	$573,414	$301,208	$113,683	$27,666

The following table summarizes the Company’s contractual commitments with off-balance sheet risk as of June 30, 2003:

		Payment Due by Period
	Total	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 years
	(In thousands)
Other Commitments:
Commitments to originate loans	$35,327	$35,327	$—	$—	$—
Commitments to purchase loans	14,170	14,170	—	—	—
Commitments to sell loans	9,449	9,449	—	—	—
Unused equity lines of credit	27,630	—	—	14	27,616
Consumer overdraft protection	1,012	—	—	—	1,012
Undisbursed construction funds	4,503	—	4,503	—	—

Total Commitments	$92,091	$58,946	$4,503	$14	$28,628

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company utilizes financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to originate fixed and variable rate mortgage loans held-for-investment and held-for-sale, commitments to purchase and sell loans, commitments to purchase and sell mortgage-backed and investment securities, unused equity lines of credit and overdraft protection, and funds committed to construction projects. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

Commitments to originate fixed and variable rate mortgage loans are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit include funds not disbursed, but committed to construction projects and home equity lines of credit.

The Company minimizes its exposure to loss under these commitments by requiring that customers meet certain conditions prior to disbursing funds. The Company receives collateral to support commitments for which collateral is deemed necessary. The most significant category of collateral includes real estate properties underlying mortgage loans.

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

At June 30, 2003 and 2002, the Company had $27.6 million and $26.2 million of approved undisbursed lines of credit, respectively.

At June 30, 2003 and 2002, the Company had commitments to sell loans of $9.4 million and $6.2 million, respectively, for which $3.0 million and $3.4 million, respectively, of commitments to sell loans are included in loans held-for-sale on the company’s statement of financial condition. There were commitments to purchase loans of $14.3 million at June 30, 2003 and no commitments purchase loans at June 30, 2002. The Company had no commitments to sell investment securities or MBS at June 30, 2003 and 2002. There were no commitments to purchase investment securities or MBS at June 30, 2003 and 2002.

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

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16)  Parent Company Condensed Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The following are the condensed financial statements for Quaker City Bancorp, Inc. (parent company only) as of June 30, 2003 and 2002 and for the years ended June 30, 2003, 2002 and 2001:

Statements of Financial Condition

	June 30,
Assets	2003	2002
	(In thousands)
Cash	$4,544	$3,561
Investment in subsidiaries	137,063	127,369
Other assets	32	36

	$141,639	$130,966

Liabilities and Stockholders’ Equity
Liabilities—other liabilities	$2,502	$2,455
Stockholders’ equity	139,137	128,511

	$141,639	$130,966

Statement of Earnings

	Year ended June 30,
	2003	2002	2001
	(In thousands)
Dividend from bank	$14,000	$1,000	$—
Interest income	20	29	40
Other expense	(531)	(416)	(403)
Income taxes	145	101	110

Earnings (loss) before equity in undistributed earnings of subsidiaries	13,634	714	(253)
Equity in undistributed earnings of subsidiaries	8,971	20,477	15,382

Net earnings	$22,605	$21,191	$15,129

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Cash Flows

	Year ended June 30,
	2003	2002	2001
	(In thousands)
Cash flows from operating activities:
Net earnings	$22,605	$21,191	$15,129
Adjustments to reconcile net earnings to cash provided by operating activities:	(8,971)	(20,477)	(15,382)
Equity in undistributed earnings of subsidiaries
(Increase) decrease in other assets	4	(9)	808
(Increase) decrease in other liabilities	47	(11)	(64)
Other	229	238	214

Net cash provided (used) by operating activities	13,914	932	705

Cash flows from financing activities:
Repurchase and retirement of stock	(17,119)	(1,194)	(357)
Common stock options exercised	4,188	2,651	649

Net cash provided (used) in financing activities	(12,931)	1,457	292

Net increase (decrease) in cash and cash equivalents	983	2,389	997
Cash and cash equivalents, beginning of year	3,561	1,172	175

Cash and cash equivalents, end of year	$4,544	$3,561	$1,172

(17)  Fair Value of Financial Instruments

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

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair values of deposits are estimated based upon the type of deposit product. Demand and money market deposits are presumed to have equal book and fair values. The estimated fair values of time deposits are determined by discounting the cash flows of segments of deposits having similar maturities and rates, utilizing a yield curve that approximated the rates offered as of the reporting date. No value has been estimated for the Company’s long-term relationships with depositors (commonly known as the core deposit premium) since such an intangible asset is not a financial instrument pursuant to the definitions contained in SFAS No. 107.

The fair values of borrowings were estimated using current market rates of interest for similar borrowings.

The fair values of off-balance sheet items are based on rates for similar transactions as of the reporting date.

The following table presents the carrying values and fair values of the Company’s financial instruments at the dates indicated:

	June 30,
	2003		2002
	Carrying value	Fair value	Carrying value	Fair value
ASSETS:
Cash and due from banks	$31,275	$31,275	$14,128	$14,128
Interest-bearing deposits	943	943	762	762
Federal funds sold and other short-term investments	—	—	3,500	3,500
Investment securities	12,178	12,349	14,273	14,316
Investment securities available-for-sale	48,137	48,137	79,234	79,234
Loans receivable, net	1,323,268	1,375,122	1,193,035	1,229,361
Loans receivable held-for-sale	2,997	2,997	3,436	3,436
Mortgage-backed securities held-to-maturity	90,014	91,463	117,827	120,222
Mortgage-backed securities available-for-sale	73,683	73,683	26,449	26,449
Federal Home Loan Bank stock	19,807	19,807	16,685	16,685

LIABILITIES:
Deposits	1,084,117	1,097,909	1,009,725	1,010,721
Federal Home Loan Bank advances	381,500	398,507	330,700	338,907

OFF-BALANCE SHEET:
Unused lines of credit	—	72	—	(834)

QUAKER CITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(18)  Quarterly Results of Operations (Unaudited)

	Three months ended
	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002
	(In thousands, except per share amounts)
Interest income	$23,779	$24,473	$24,914	$25,012
Interest expense	9,437	9,837	10,337	10,501

Net interest income	14,342	14,636	14,577	14,511
Provision for losses	—	114	200	200
Other income	2,946	2,755	2,384	2,253
Other expense	7,499	7,051	6,906	6,933

Earnings before income taxes	9,789	10,226	9,855	9,631
Income taxes	4,246	4,403	4,251	3,996

Net earnings	$5,543	$5,823	$5,604	$5,635

Basic earnings per share	$0.88	$0.93	$0.89	$0.87

Diluted earnings per share	$0.86	$0.90	$0.85	$0.83

	Three months ended
	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001
	(In thousands, except per share amounts)
Interest income	$25,467	$25,659	$25,486	$26,052
Interest expense	10,648	11,354	12,380	13,786

Net interest income	14,819	14,305	13,106	12,266
Provision for losses	—	—	200	—
Other income	1,912	1,751	1,795	1,739
Other expense	6,332	6,655	5,811	5,725

Earnings before income taxes	10,399	9,401	8,890	8,280
Income taxes	4,448	4,003	3,790	3,538

Net earnings	$5,951	$5,398	$5,100	$4,742

Basic earnings per share	$0.92	$0.85	$0.81	$0.76

Diluted earnings per share	$0.88	$0.80	$0.77	$0.71

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14 and 13a-15 promulgated under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation. Since there were no significant deficiencies or material weaknesses in the Company’s internal controls over financial reporting, there were no corrective actions taken.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by this reference is the information set forth in the sections entitled “DIRECTORS AND EXECUTIVE OFFICERS—Directors” and “—Executive Officers” and “—Audit Committee Financial Expert” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” contained in the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders (the “2003 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by this reference is the information set forth in the sections entitled “DIRECTORS AND EXECUTIVE OFFICERS—Compensation of Directors,” “COMPENSATION AND OTHER INFORMATION,” “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION” and “STOCK PRICE PERFORMANCE GRAPH” contained in the 2003 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by this reference is the information set forth in the sections entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,” “SECURITY OWNERSHIP OF MANAGEMENT” and “EQUITY COMPENSATION PLAN INFORMATION” contained in the 2003 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by this reference is the information set forth in the section entitled “RELATED PARTY TRANSACTIONS” contained in the 2003 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by this reference is the information set forth in the section entitled “THE COMPANY’S RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS” contained in the 2003 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

(a)(2)  Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the Company’s consolidated financial statements or related notes included elsewhere in this report.

(a)(3)  Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Quaker City Bancorp, Inc.(8)

3.2	Bylaws of Quaker City Bancorp, Inc.(1)

10.1	Quaker City Bancorp, Inc. 1993 Incentive Stock Option Plan.*(1)

10.2	Quaker City Bancorp, Inc. 1993 Stock Option Plan for Outside Directors.*(1)

10.3	Quaker City Federal Savings and Loan Association Recognition and Retention Plan for Officers and Employees.*(1)

10.4	Quaker City Federal Savings and Loan Association Recognition and Retention Plan for Outside Directors.*(1)

10.5	Employment Agreements between Quaker City Bancorp, Inc. and Quaker City Federal Savings and Loan Association, respectively, and J.L. Thomas as of January 1, 1994 and as amended to September 27, 1994, respectively.*(1)

10.5.1	Quaker City Federal Savings and Loan Association Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and J.L. Thomas dated June 23, 1995.*(2)

Exhibit Number	Description

10.5.2	Employment Agreements between Quaker City Bancorp, Inc. and Quaker City Federal Savings and Loan Association, respectively, and J.L. Thomas as of July 1, 1996.*(3)

10.5.3	Quaker City Federal Savings and Loan Association Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and J.L. Thomas dated July 1, 1997.*(4)

10.5.4	Quaker City Federal Savings and Loan Association Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and J. L. Thomas dated July 1, 1998.*(5)

10.6	Employment Agreements between Quaker City Bancorp, Inc. and Quaker City Federal Savings and Loan Association, respectively, and Frederic R. (Rick) McGill as of January 1, 1994 and as amended to September 27, 1994, respectively.*(1)

10.6.1	Quaker City Federal Savings and Loan Association Two Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Frederic R. (Rick) McGill dated June 23, 1995.*(2)

10.6.2	Employment Agreements between Quaker City Bancorp, Inc. and Quaker City Federal Savings and Loan Association, respectively, and Frederic R. (Rick) McGill as of July 1, 1996.*(3)

10.6.3	Quaker City Federal Savings and Loan Association Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Frederic R. McGill dated July 1, 1997.*(4)

10.6.4	Quaker City Federal Savings and Loan Association Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Frederic R. McGill dated July 1, 1998.*(5)

10.6.5	Quaker City Federal Savings and Loan Association Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Frederic R. McGill dated July 1, 1999.*(6)

10.6.6	Quaker City Bank Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Frederic R. McGill dated July 1, 2000.*(7)

10.6.7	Quaker City Bank Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Frederic R. McGill dated July 1, 2001.*(8)

10.6.8	Quaker City Bank Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Frederic R. McGill dated July 1, 2002.*(9)

10.6.9	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Frederic R. McGill dated July 1, 2003.*

10.7	Change-in-Control Agreements between Quaker City Bancorp, Inc. and Quaker City Federal Savings and Loan Association, respectively, and Dwight L. Wilson as of January 1, 1994 and as amended to September 27, 1994, respectively.*(1)

10.7.1	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Dwight L. Wilson dated September 7, 1995.*(2)

10.7.2	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Dwight L. Wilson dated July 1, 1996.*(3)

Exhibit Number	Description

10.7.3	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Dwight L. Wilson dated July 1, 1997.*(4)

10.7.4	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Dwight L. Wilson dated July 1, 1998.*(5)

10.7.5	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Dwight L. Wilson dated July 1, 1999.*(6)

10.7.6	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Dwight L. Wilson dated July 1, 2000.*(7)

10.7.7	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Dwight L. Wilson dated July 1, 2001.*(8)

10.7.8	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgement between Quaker City Bank and Dwight L. Wilson dated July 1, 2002.*(9)

10.7.9	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Dwight L. Wilson dated July 1, 2003.*

10.8	Change-in-Control Agreements between Quaker City Bancorp, Inc. and Quaker City Federal Savings and Loan Association, respectively, and Harold L. Rams as of January 1, 1994 and as amended to September 27, 1994, respectively.*(1)

10.8.1	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Harold Rams dated July 1, 1995.*(2)

10.8.2	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Harold Rams dated July 1, 1996.*(3)

10.8.3	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Harold Rams dated July 1, 1997.*(4)

10.8.4	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Harold Rams dated July 1, 1998.*(5)

10.8.5	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Harold Rams dated July 1, 1999.*(6)

10.8.6	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Harold Rams dated July 1, 2000.*(7)

10.8.7	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Harold Rams dated July 1, 2001.*(8)

10.8.8	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgement between Quaker City Bank and Harold Rams dated July 1, 2002.*(9)

10.8.9	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Harold Rams dated July 1, 2003.*

Exhibit Number	Description

10.9	Change-in-Control Agreements between Quaker City Bancorp, Inc. and Quaker City Federal Savings and Loan Association, respectively, and Kathryn M. Hennigan as of January 1, 1994 and as amended September 27, 1994, respectively.*(1)

10.9.1	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Kathryn M. Hennigan dated July 1, 1995.*(2)

10.9.2	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Kathryn M. Hennigan dated July 1, 1996.*(3)

10.9.3	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Kathryn M. Hennigan dated July 1, 1997.*(4)

10.9.4	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Kathryn M. Hennigan dated July 1, 1998.*(5)

10.9.5	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Kathryn M. Hennigan dated July 1, 1999.*(6)

10.9.6	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Kathryn M. Hennigan dated July 1, 2000.*(7)

10.9.7	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Kathryn M. Hennigan dated July 1, 2001.*(8)

10.9.8	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgement between Quaker City Bank and Kathryn M. Hennigan dated July 1, 2002.*(9)

10.9.9	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Kathryn M. Hennigan dated July 1, 2003.*

10.11	Change-in-Control Agreements between Quaker City Bancorp, Inc. and Quaker City Federal Savings and Loan Association, respectively, and Robert C. Teeling as of January 1, 1994 and as amended to September 27, 1994, respectively.*(1)

10.11.1	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Robert C. Teeling dated July 1, 1995.*(2)

10.11.2	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Robert C. Teeling dated July 1, 1996.*(3)

10.11.3	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Robert C. Teeling dated July 1, 1997.*(4)

10.11.4	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Robert C. Teeling dated July 1, 1998.*(5)

10.11.5	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Robert C. Teeling dated July 1, 1999.*(6)

Exhibit Number	Description

10.11.6	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Robert C. Teeling dated July 1, 2000.*(7)

10.11.7	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Robert C. Teeling dated July 1, 2001.*(8)

10.11.8	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgement between Quaker City Bank and Robert C. Teeling dated July 1, 2002.*(9)

10.11.9	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Robert C. Teeling dated July 1, 2003.*

10.12	The Quaker City Federal Savings and Loan Association Supplemental Executive Retirement Plan.*(1)

10.13	Quaker City Federal Savings Association Employee Stock Ownership Trust Loan and Security Agreement between California Central Trust Bank, as trustee (the “Trustee”) and Quaker City Bancorp, Inc. dated as of December 30, 1993 and related Promissory Note and Security Agreement Re Instruments or Negotiable Documents to be Deposited of the Trustee dated December 30, 1993.*(1)

10.14	Amended and Restated Quaker City Bancorp, Inc. 1997 Stock Incentive Plan.*(9)

10.15	Change in Control Agreements between Quaker City Bancorp, Inc. and Quaker City Federal Savings and Loan Association, respectively, and Hank H. Kadowaki as of April 1, 1998.*(5)

10.15.1	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Hank H. Kadowaki dated July 1, 1998.*(5)

10.15.2	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Hank H. Kadowaki dated July 1, 1999.*(6)

10.15.3	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Hank H. Kadowaki dated July 1, 2000.*(7)

10.15.4	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Hank H. Kadowaki dated July 1, 2001.*(8)

10.15.5	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgement between Quaker City Bank and Hank H. Kadowaki dated July 1, 2002.*(9)

10.15.6	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Hank H. Kadowaki dated July 1, 2003.*

10.16	Change in Control Agreements between Quaker City Bancorp, Inc. and Quaker City Bank, respectively, and Jerold S. Perisho as of May 22, 2000.*(7)

10.16.1	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Jerrold S. Perisho dated July 1, 2000.*(7)

10.16.2	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Jerrold S. Perisho dated July 1, 2001.*(8)

10.16.3	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgement between Quaker City Bank and Jerrold S. Perisho dated July 1, 2002.*(9)

Exhibit Number	Description

10.16.4	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Jerrold S. Perisho dated July 1, 2003.*

10.17	Quaker City Bank Employees Retirement Plan.*(7)

10.18	Quaker City Bank Retirement Benefit Equalization Plan.*(7)

10.19	Quaker City Bank Employee Stock Ownership Trust amended Loan and Security Agreement between CNA Trust, as trustee (the “Trustee”) and Quaker City Bancorp, Inc. and amended related Promissory Note and Security Agreement Re Instruments or Negotiable Documents to be Deposited of the Trustee.*(8)

10.19.1	Quaker City Bank Employee Stock Ownership Plan, amended and restated effective as of January 1, 2001.*

10.20	Change in Control Agreements between Quaker City Bancorp, Inc. and Quaker City Bank, respectively, and Elizabeth A. Conrado as of February 11, 2002.*(9)

10.20.1	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgement between Quaker City Bank and Elizabeth A. Conrado dated July 1, 2002.*(9)

10.20.2	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Elizabeth A. Conrado dated July 1, 2003.*

10.21	Quaker City Bancorp, Inc. 2002 Equity Incentive Plan.*(9)

10.22	Change in Control Agreements between Quaker City Bancorp, Inc. and Quaker City Bank, respectively, and Teresa A. Thompson, as of November 18, 2002.*

10.22.1	Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Teresa A. Thompson dated July 1, 2003.*

10.23	Quaker City Bank Deferred Compensation Plan, amended and restated March 30, 1999.*

11	Statement Regarding Computation of Earnings Per Share.

21	Subsidiaries of Quaker City Bancorp, Inc.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.
(1)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1994.
(2)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1995.
(3)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1996.

(4)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1997.
(5)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1998.
(6)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1999.
(7)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2000.
(8)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2001.
(9)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2002.

(b)  Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated April 22, 2003 to report the issuance of a press release regarding its results of operations for the fiscal quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUAKER CITY BANCORP, INC.,
a Delaware corporation

By:	/s/ FREDERIC R. (RICK) MCGILL
Frederic R. (Rick) McGill
President and Chief Executive Officer

DATE: September 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J.L. THOMAS	Chairman of the Board	September 25, 2003
J.L. Thomas

/s/ FREDERIC R. (RICK) MCGILL	Director, President and Chief	September 25, 2003
Frederic R. (Rick) McGill	Executive Officer (Principal Executive Officer)

/s/ DWIGHT L. WILSON	Senior Vice President,	September 25, 2003
Dwight L. Wilson	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DAVID S. ENGELMAN	Director	September 25, 2003
David S. Engelman

/s/ ALFRED J. GOBAR	Director	September 25, 2003
Alfred J. Gobar

/s/ WAYNE L. HARVEY	Director	September 25, 2003
Wayne L. Harvey

/s/ DAVID K. LEICHTFUSS	Director	September 25, 2003
David K. Leichtfuss

/s/ EDWARD L. MILLER	Director	September 25, 2003
Edward L. Miller