Form 10-Q
period 2003-09-30
QUAKER CITY BANCORP INC
filed 2003-11-13
CIK 912465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Number of shares outstanding of the registrant’s sole class of common stock at November 7, 2003: 6,266,395.

QUAKER CITY BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

QUAKER CITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

Unaudited

(In thousands, except share data)

	September 30, 2003	June 30, 2003
Assets
Cash and due from banks	$33,103	$31,275
Interest-bearing deposits	1,801	943
Federal funds sold and other short-term investments	16,000	—
Investment securities held-to-maturity	12,140	12,178
Investment securities available-for-sale	48,132	48,137
Loans receivable, net	1,294,434	1,323,268
Loans receivable held-for-sale	800	2,997
Mortgage-backed securities held-to-maturity	112,168	90,014
Mortgage-backed securities available-for-sale	83,542	73,683
Real estate held-for-sale	50	—
Federal Home Loan Bank stock, at cost	20,020	19,807
Office premises and equipment, net	7,383	7,275
Accrued interest receivable and other assets	13,021	12,534

Total assets	$1,642,594	$1,622,111

Liabilities and Stockholders’ Equity
Deposits	$1,097,557	$1,084,117
Federal Home Loan Bank advances	370,000	381,500
Accounts payable and accrued expenses	6,539	7,269
Other liabilities	27,253	10,088

Total liabilities	1,501,349	1,482,974

Stockholders’ Equity:
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 6,314,993 shares and 6,365,943 at September 30, 2003 and June 30, 2003, respectively	63	64
Additional paid-in capital	129,276	128,581
Accumulated other comprehensive loss	(1,792)	(1,377)
Retained earnings, substantially restricted	13,970	12,197
Deferred compensation	(272)	(328)

Total stockholders’ equity	141,245	139,137

Total liabilities and stockholders’ equity	$1,642,594	$1,622,111

See accompanying notes to consolidated financial statements.

QUAKER CITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In thousands, except share and per share data)

	Three Months Ended September 30,
	2003	2002
Interest income:
Loans receivable	$21,067	$22,010
Mortgage-backed securities	1,431	1,953
Investment securities	481	783
Other	249	266

Total interest income	23,228	25,012

Interest expense:
Deposits	5,175	6,711
Federal Home Loan Bank advances	3,600	3,790

Total interest expense	8,775	10,501

Net interest income before provision for loan losses	14,453	14,511

Provision for loan losses	—	200

Net interest income after provision for loan losses	14,453	14,311

Other income:
Deposit fees	1,459	1,161
Loan service charges and fees	662	618
Gain on sale of loans held-for-sale	450	112
Commissions	227	188
Gain on sale of securities available-for-sale	—	41
Other	100	133

Total other income	2,898	2,253

Other expense:
Compensation and employee benefits	4,247	3,814
Occupancy, net	915	805
Federal deposit insurance premiums	111	108
Data processing	524	369
Advertising and promotional	491	352
Consulting fees	223	242
Other general and administrative expense	1,157	1,214

Total general and administrative expense	7,668	6,904
Amortization of core deposit intangible	29	29

Total other expense	7,697	6,933

Earnings before income taxes	9,654	9,631
Income taxes	4,220	3,996

Net earnings	$5,434	$5,635

Average common shares outstanding	6,263,901	6,448,741
Average shares outstanding and equivalents	6,459,467	6,765,055
Basic earnings per share	$0.87	$0.87
Diluted earnings per share	$0.84	$0.83

See accompanying notes to consolidated financial statements.

QUAKER CITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)

	Three Months Ended September 30
	2003	2002
Net earnings	$5,434	$5,635

Other comprehensive income:

Unrealized holding gain (loss) on securities available-for-sale arising during the period, net of tax	(415)	273

Reclassification adjustment for realized (gain) included in net earnings and previously included in other comprehensive income, net of tax	—	(24)

Increase (decrease) in accumulated other comprehensive income, net of tax	(415)	249

Total comprehensive income	$5,019	$5,884

See accompanying notes to consolidated financial statements.

QUAKER CITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)

	Three Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$5,434	$5,635

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	963	297
Provision for loan losses	—	200
Gain on sale of loans held-for-sale	(450)	(112)
Gain on sale of securities available-for-sale	—	(41)
Loans originated for sale	(19,471)	(20,016)
Proceeds from sale of loans held-for-sale	22,103	18,764
Federal Home Loan Bank stock dividend received	(213)	(221)
Increase in accrued interest receivable and other assets	(516)	(462)
Increase in other liabilities	17,165	6,851
Decrease in accounts payable and accrued expenses	(730)	(1,277)
Other	1,089	(128)

Net cash provided by operating activities	25,374	9,490

Cash flows from investing activities:
Loans originated for investment	(86,189)	(82,719)
Loans purchased for investment	(52,661)	(54,205)
Principal repayments on loans	166,757	80,559
Sale of investment securities available-for-sale	—	30,031
Net change in undisbursed construction loan funds	590	—
Purchases of investment securities available-for-sale	(104)	(243)
Maturities and principal repayments of investment securities held-to-maturity	—	2,000
Purchases of mortgage-backed securities available-for-sale	(24,122)	(15,095)
Purchases of mortgage-backed securities held-to-maturity	(40,152)	—
Principal repayments on mortgage-backed securities held-to-maturity	17,847	15,144
Principal repayments on mortgage-backed securities available-for-sale	13,326	2,239
Purchase of Federal Home Loan Bank stock	—	(94)
Investment in office premises and equipment	(421)	(497)

Net cash used by investing activities	(5,129)	(22,880)

Cash flows from financing activities:
Increase in deposits	13,440	9,561
Proceeds from funding of Federal Home Loan Bank advances	66,000	84,900
Repayments of Federal Home Loan Bank advances	(77,500)	(75,600)
Stock options exercised	417	1,041
Dividend ($0.20 per share)	(1,270)	—
Repurchase and retirement of stock	(2,646)	(4,000)

Net cash provided by financing activities	(1,559)	15,902

Increase in cash and cash equivalents	18,686	2,512
Cash and cash equivalents at beginning of period	32,218	18,390

Cash and cash equivalents at end of period	$50,904	$20,902

QUAKER CITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

Unaudited

(In thousands)

	Three Months Ended September 30,
	2003	2002
Supplemental disclosures of cash flow information:

Interest paid (including interest credited)	$7,855	$11,277
Cash paid for income taxes	150	752

Supplemental schedule of noncash investing and financing activities:

Additions to real estate acquired through foreclosure	$50	$—

See accompanying notes to consolidated financial statements.

QUAKER CITY BANCORP, INC.

Notes to Consolidated Financial Statements

1.	The consolidated statements of financial condition as of September 30, 2003, the related consolidated statements of operations and comprehensive income for the three months ended September 30, 2003 and 2002, and the related consolidated statements of cash flows for the three months ended September 30, 2003 and 2002 are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial condition of Quaker City Bancorp, Inc. (the “Company”) as of September 30, 2003, its results of operations and comprehensive income for the three months ended September 30, 2003 and 2002, and cash flows for the three months ended September 30, 2003 and 2002. The results of operations for the unaudited periods are not necessarily indicative of the results of operations to be expected for the entire year of fiscal 2004.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

2.	Earnings per share is reported on both a basic and diluted basis. Basic earnings per share is determined by dividing net earnings by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Calculation of earnings per share can be found in Exhibit 11.1 to this Quarterly Report on Form 10-Q.

3.	The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). A derivative is considered either an asset or liability in the statement of financial position and measured at fair value. If a derivative is designated as a hedging instrument, the changes in fair value of the derivative are either (a) recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item, or (b) reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a derivative not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change. As of September 30, 2003, the Company has approximately $1.2 million of commitments to originate loans which will be held-for-sale and approximately $800,000 of loan sale commitments that qualify as derivatives under SFAS 133. The fair value of such commitments approximates zero at September 30, 2003.

4.	Financial Accounting Standards Board Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”) was issued in January 2003 and addresses the consolidation of variable interest entities. Under FIN 46, arrangements that are not controlled through voting or similar rights are accounted for as variable interest entities. An enterprise is required to consolidate a variable interest entity if it is the primary beneficiary. FIN 46 applies immediately to arrangements created after January 31, 2003 and, with respect to arrangements created before February 1, 2003, the interpretation will apply beginning on December 15, 2003. The Company expects that the financial impact of adopting FIN 46 will not be material.

5.	Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”), was issued in December 2002. SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Although SFAS 148 does not require use of the fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition should companies elect to adopt the fair value method of accounting which requires companies to record compensation expense when stock options are granted. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in interim and annual financial statements. SFAS 148’s amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002.

The Company has a stock-based employee compensation plan, which is described more fully in Note 14 of its Annual Report on Form 10-K. The adoption of SFAS 148 requires expanded disclosure in interim reporting since the Company has elected to continue to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for awards granted under its plan. Accordingly, no compensation cost has been recognized for awards granted under the plan.

Had compensation cost been determined using the fair value based method prescribed by SFAS 123, “Accounting for Stock Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,
	2003	2002
	(In thousands, except per share data)
Net income, as reported	$5,434	$5,635
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(198)	(159)

Pro forma net income	$5,236	$5,476

Basic earnings per share
As reported	$0.87	$0.87
Pro forma	$0.84	$0.85

Diluted earnings per share
As reported	$0.84	$0.83
Pro forma	$0.81	$0.81

6.	Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), clarifies and amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The implementation of SFAS 149 has not had a material effect on the Company.

7.	Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS 150 has not had a material effect on the Company.

QUAKER CITY BANCORP, INC.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (and documents referred to in this report) includes “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address results or developments that the Company expects or anticipates will or may occur in the future, including such things as (i) business strategy; (ii) economic trends, including the condition of the real estate market in southern California, and the direction of interest rates and prepayment speeds of mortgage loans and mortgage-backed securities (“MBS”); (iii) the adequacy of the Company’s allowance for loan losses; (iv) goals; and (v) expansion and growth of the Company’s business and operations are forward-looking statements. These statements often include words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “may,” or similar expressions. These statements are based upon certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances.

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

GENERAL

Quaker City Bancorp, Inc., incorporated in Delaware, is primarily engaged in the savings and loan business through its wholly owned subsidiary, Quaker City Bank (the “Bank”). At September 30, 2003, the Bank operated twenty-four retail banking offices in southern California, including thirteen “in-store” Wal-Mart branches. The bank is currently scheduled to open three additional Wal-Mart in-store branches in the communities of Temecula, San Marcos and La Quinta (Palm Springs area) during fiscal 2004. The Temecula branch opened during the last week of October

2003. The La Quinta branch will be located in what is scheduled to be Wal-Mart’s first “super center” in California. The Bank is subject to significant competition from other financial institutions, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

The Company is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds (primarily Federal Home Loan Bank (“FHLB”) advances) in loans secured by multifamily mortgages, one-to-four family residential mortgages, commercial real estate mortgages and MBS.

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies which govern the application of accounting policies generally accepted in the United States of America in the preparation of the Company’s consolidated financial statements. Management believes that the determination of the level of the allowance for loan losses is the Company’s only critical accounting policy. This policy requires the use of estimates and assumptions in the preparation of the Company’s consolidated financial statements that are most susceptible to significant change. For further information, please see “Results of Operations – Provision for Loan Losses.”

Certain other accounting policies require management to make estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities; management considers these to be significant accounting policies. Those significant accounting policies are described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and the Company’s results of operations for the reporting periods.

RESULTS OF OPERATIONS

Net Earnings. The Company recorded net earnings of $5.4 million, $0.84 per diluted share, for the quarter ended September 30, 2003, a 1.2% increase in earnings per share from the same period last year, with net earnings of $5.6 million, $0.83 per diluted share. The decrease in net earnings for the three months ended September 30, 2003 as compared to the same period ended September 30, 2002 was primarily due to the recognition of a one-time State of California tax benefit of $158,000 during the quarter ended September 30, 2002.

Interest Income. Interest income amounted to $23.2 million for the quarter ended September 30, 2003 as compared to $25.0 million for the quarter ended September 30, 2002. The decrease in interest income for the three months ended September 30, 2003 is primarily a result of a decline in the yield on average interest-earning assets. The yield on average interest-earning assets was 5.90% for the quarter ended September 30, 2003 compared to 6.80% for the quarter ended September 30, 2002. The Company experienced record loan prepayments and amortization during the current quarter with an annualized payoff ratio of 49.53% compared to 26.07% for the same period last year. However, the decrease in the loan portfolio was offset by purchases of mortgage-

backed securities and short-term investments resulting in average interest-earning assets at September 30, 2003 increasing to $1.57 billion compared to $1.47 billion at September 30, 2002, a 7.1% increase.

Interest Expense. Interest expense for the quarter ended September 30, 2003 was $8.8 million, compared to $10.5 million for the same quarter in the previous year. The decrease in interest expense for the three months ended September 30, 2003 is primarily a result of a decrease in the cost of average interest-bearing liabilities. The average cost of funds was 2.44% for the quarter ended September 30, 2003 as compared to 3.21% for the quarter ended September 30, 2002, a decrease of 77 basis points or 24.0% over the comparable period last year.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses for both the quarter ended September 30, 2003 and September 30, 2002 amounted to $14.5 million. The net interest margin for the three months ended September 30, 2003 was 3.67% compared to 3.89% for the same period last year, as the yield on interest-earning assets decreased more quickly than the cost of interest-bearing liabilities. Approximately $569.5 million of the Bank’s adjustable rate loans were constrained by floor rates that were above the then current market rates as of the quarter ended September 30, 2003. Accordingly, should market rates rise, these assets will not reprice upwards until the fully indexed loan rate once again exceeds the lifetime floor rate.

The following table displays average interest rates on the Company’s interest-earning assets and interest-bearing liabilities:

	Three month average
	September 30, 2003	September 30, 2002
Yield on interest-earning assets	5.90%	6.80%

Cost of interest-bearing liabilities	2.44%	3.21%

Interest rate spread (1)	3.46%	3.59%

Net interest margin (2)	3.67%	3.89%

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(2)	The net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for Loan Losses. The Company maintains valuation allowances for losses on loans that the Company’s management believes to be inherent in those portfolios. The Company’s management evaluates the adequacy of the level of the allowance for loan losses quarterly as a function of its internal asset review process.

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

The Company’s internal asset review system and allowance for loan losses methodology are designed to provide for timely identification of problem assets and recognition of losses. The current asset monitoring process includes the use of asset classification to segregate the assets, primarily real estate loans, into types of loans. Currently, loan type classifications include one-to-four family loans, multifamily loans, commercial, construction and land loans, and other loans.

The allowance for loan losses consists of three elements: (i) specific valuation allowances, (ii) general valuation allowances based on historical loan loss experience and current trends, and (iii) adjustments to general valuation allowances based on general economic conditions and other risk factors in the Company’s individual markets.

Specific Valuation Allowances. A specific valuation allowance for losses on a loan is established when management determines the loan to be impaired and the loss can be reasonably estimated. Generally, the Company’s loans are collateral dependent, therefore, specific reserves would be established based upon the value of the underlying collateral. To comply with this policy, management has established a monitoring system that requires an annual review of real estate loans on commercial properties with balances in excess of $500,000, for multifamily loans in excess of $750,000 and for one-to-four family loans in excess of $1.0 million. In addition, all assets considered to be adversely classified or criticized are reviewed monthly for impairment. The annual review process requires an analysis of current operating statements requested from the borrower (although they are not always received from the borrower), an evaluation of the property’s current and past performance, an evaluation of the borrower’s ability to repay, and an evaluation of the overall condition and estimated value of the collateral.

General Valuation Allowances. These allowances relate to assets with no well-defined deficiencies or weaknesses and take into consideration incurred losses that are inherent within the portfolio but that have not yet been realized. General valuation allowances are determined by applying factors that include the mix of loan products within the portfolio, any change in underwriting standards, past loss experience and general economic conditions and other risk factors. Past loss experience within homogeneous loan categories is analyzed at least annually. The Company may revise general valuation allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan category.

General Economic Conditions and Other Risk Factors. The Company considers general economic conditions and other risk factors when establishing valuation allowances. These factors are based on local marketplace conditions and/or events that could affect loan repayment. The assessment of general economic conditions inherently involves a higher degree of uncertainty as it requires management to anticipate the impact that economic trends, legislative actions or other unique market and/or portfolio issues have on estimated credit losses. For example, in assessing economic risks in the marketplace, management considers local unemployment trends, expansion and contraction plans of major employers, and other similar indicators. Consideration of other risk factors typically includes recent loss experience in specific portfolio segments, trends in loan quality, concentrations of credit risk together with any internal administrative risk factors. These risk factors are carefully reviewed by management and are revised as conditions dictate.

The Company has increased its commercial real estate loan portfolio in recent years to a level of 22.16% of total gross loans at September 30, 2003, compared to 22.12% at June 30, 2003. Multifamily and commercial real estate loans are generally considered to involve a higher degree of credit risk and to be more vulnerable to adverse conditions in the real estate market and to deteriorating economic conditions, particularly changes in interest rates, than one-to-four family residential mortgage loans. As a result of the potentially higher risk of these loans, a higher level of general allowance for loan losses has been allocated to the multifamily and commercial real estate portfolios. These loans typically involve higher loan principal amounts and the repayment of such loans generally depends on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. In addition, multifamily and commercial real estate values tend to be more cyclical and, while the southern California real estate market remained strong in fiscal 2003, although there are signs of weakness in certain segments fo the California real estate market, recessionary economic conditions of the type that prevailed in prior years in the Company’s lending market area tend to result in higher vacancy and reduced rental rates and net operating incomes from multifamily and commercial real estate properties.

The following table sets forth the Company’s allowance for loan losses as a percentage of total loans and the percentage of loans to total loans for each of the loan types listed:

	At September 30, 2003			At June 30, 2003
	Amount	Percentage of Allowance to Total Allowance	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Percentage of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family	$985	8.49%	25.41%	$955	8.23%	25.08%

Multifamily	6,127	52.79	49.85	6,333	54.57	50.55

Commercial, land and construction	3,778	32.55	23.17	3,859	33.25	22.79

Other	267	2.30	1.57	273	2.35	1.58

Unallocated	449	3.87	N/A	186	1.60	N/A

Total allowance for loan losses	$11,606	100.00%	100.00%	$11,606	100.00%	100.00%

Due to a reduction in outstanding loans in the real estate loan portfolio during the current quarter, the Company recorded no provision to the allowance for loan losses for the quarter ended September 30, 2003, as compared to the $200,000 addition to the allowance for the quarter ended September 30, 2002. As a result of the potential weakness in certain segments of real estate markets and other economic factors, increases in the allowance for loan losses, however, may be required in future periods.

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

The following is a summary of the activity in the allowance for loan losses:

	At or for the Three Months Ended
	September 30, 2003	September 30, 2002
	(In thousands)
Balance at beginning of period	$11,606	$11,131
Provision for loan losses	—	200

Balance at end of period	$11,606	$11,331

The specific allowance for loan and real estate losses was $33,000 at September 30, 2003 as compared to $40,000 at September 30, 2002. The specific allowance decreased due to loan principal amortization.

Other Income. Other income for the three months ended September 30, 2003 was $2.9 million as compared to $2.3 million for the same period last year, an increase of 28.6%. The increase during the quarter was primarily due to an increase in retail deposit fees to $1.5 million for the current quarter (compared to $1.2 million for the same period last year) and an increase in gain on sale of loans held-for-sale to $450,000 (compared to $112,000 for the same period last year).

Other Expense. Other expense for the three months ended September 30, 2003 increased to $7.7 million as compared to $6.9 million for the same period last year, an increase of 11.0%. The ratio of general and administrative (“G&A”) expenses to average assets was 1.88% for the current reporting quarter compared to 1.85% for the same period last year. The increase was primarily a result of costs related to planned branch network expansion, branch computer technology upgrades and increased marketing expense.

The efficiency ratio for the current quarter increased to 44.19% as compared to 41.18% for the quarter ended September 30, 2002. The efficiency ratio is the measurement of G&A expenses as a percentage of net interest income before provision for loan losses and noninterest income.

Income Taxes. The Company’s effective tax rates were 43.71% and 41.49% for the quarters ended September 30, 2003 and 2002, respectively. The increase in the effective tax rate for the quarter ended September 30, 2003 as compared to September 30, 2002 was primarily due to the recognition of a one-time State of California tax benefit of $158,000 in September of 2002. The effective tax rates were comparable to the applicable statutory rates in effect.

FINANCIAL CONDITION

Total stockholders’ equity for the Company was $141.2 million at September 30, 2003, representing 8.60% of total assets, compared to $139.1 million at June 30, 2003, representing 8.58% of total assets. Total assets were $1.64 billion at September 30, 2003, an increase of $20.5 million compared to June 30, 2003.

At a meeting held on July 16, 2003, the Company’s Board of Directors initiated a cash dividend program. At a meeting held on October 16, 2003, the Board of Directors declared a cash dividend of $0.20 per outstanding share of common stock, payable on November 28, 2003 to stockholders of record at the close of business on November 14, 2003.

Pursuant to previously announced plans to repurchase Company stock, during the quarter ended September 30, 2003, the Company acquired in the open market 66,500 shares of its common stock at an average price per share of $39.80. At a meeting held on September 17, 2003, the Company’s Board of Directors authorized an increase in the number of shares subject to its stock repurchase program. As of November 7, 2003, up to 306,567 additional shares can be repurchased in the future under the current Board authorization.

Total loans receivable (including loans receivable held-for-sale) amounted to $1.30 billion at September 30, 2003 compared to $1.33 billion at June 30, 2003. The following table presents loans receivable at the dates indicated:

	At September 30, 2003	At June 30, 2003
	(In millions)
One-to-four family	$333.7	$335.7
Multifamily	654.5	676.6
Commercial and land	293.2	299.3
Construction	11.1	5.7
Other	20.6	21.2
Undisbursed construction	(5.2)	—
Unamortized discounts	(1.1)	(0.6)
Allowance for loan losses	(11.6)	(11.6)

Total	$1,295.2	$1,326.3

Loan originations totaled $105.7 million and loan purchases totaled $52.7 million for the quarter ended September 30, 2003, compared to loan originations of $102.7 million and loan purchases of $54.2 million for the quarter ended September 30, 2002.

Loan originations were comprised of the following:

	For the Three Months Ended
	September 30, 2003	September 30, 2002
	(In millions)
One-to-four family	$32.9	$26.7
Multifamily	53.6	58.4
Commercial and land	19.0	17.5
Other	0.2	0.1

Total loans originated	$105.7	$102.7

Loan purchases were comprised of the following:

	For the Three Months Ended
	September 30, 2003	September 30, 2002
	(In millions)
One-to-four family	$38.0	$16.2
Multifamily	4.1	29.6
Commercial and land	5.7	8.4
Construction	2.0	—
Other	2.9	—

Total loans purchased	$52.7	$54.2

The increase in loan production for the three months ended September 30, 2003 compared to the same period in the previous year is primarily a result of an increase in one-to-four family loan originations from increased refinancings due to the lower interest rate environment. Presently, the Company expects to continue its focus on one-to-four family, multifamily and commercial real estate lending during the remainder of fiscal 2004.

MBS held-to-maturity totaled $112.2 million at September 30, 2003, compared to $90.0 million at June 30, 2003. There were $18.0 million in amortization and payoffs and $40.2 million MBS held-to-maturity purchases made during the three months ended September 30, 2003. MBS available-for-sale amounted to $83.5 million at September 30, 2003, compared to $73.7 million at June 30, 2003. Approximately $24.1 million of MBS available-for-sale purchases were partially offset by $13.7 million in amortization and payoffs during the three months ended September 30, 2003.

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

A director of the Company is a partner in a law firm. The Company retained this law firm during fiscal year 2003 and has continued to retain the firm in fiscal year 2004. The amount of fees paid to the firm during the quarter ended September 30, 2003 and the quarter ended September 30, 2002 did not exceed five percent of the law firm’s gross revenues for the respective periods.

CAPITAL RESOURCES AND LIQUIDITY

The Company obtains advances from the FHLB as needed, as an alternative to retail deposit funds. FHLB advances decreased $11.5 million for the quarter ended September 30, 2003. Deposits increased by $13.4 million for the three months ended September 30, 2003. In addition, while the majority of the Bank’s deposits are retail in nature, the Bank has accepted $65.0 million in time deposits from the State of California. The Bank considers these funds to be wholesale deposits and an alternative borrowing source rather than a customer relationship and their levels are determined by management’s decision as to the most economic funding sources.

In addition to FHLB advances and proceeds from increases in customer deposits, other sources of liquidity for the Company include principal repayments on loans and MBS, proceeds from sales of loans held-for-sale and other cash flows generated from operations. Principal repayments on loans were $166.8 million and $80.6 million for the three months ended September 30, 2003 and 2002, respectively. With continued downward pressure on interest rates, loans were paid off more rapidly than in the previous reporting period.

Proceeds from loan sales amounted to $22.1 million for the quarter ended September 30, 2003 as compared to $18.8 million for the quarter ended September 30, 2002. At September 30, 2003, the Company had mortgage servicing assets related to loans sold, servicing retained, with a carrying value of $1.1 million. Loans serviced for others were $274.2 million at September 30, 2003, compared to $287.1 million at June 30, 2003.

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

Contractual Obligations and Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management to meet required capital needs. These obligations require the Company to make cash payments over time. The following table summarizes the Company’s contractual obligations as of September 30, 2003:

	Payment Due by Period
	Total	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 years
	(In thousands)
Contractual Obligations:
FHLB borrowings	$370,000	$164,750	$172,750	$32,500	$—
MBS purchased, not settled	10,000	10,000	—	—	—
Certificates of deposit	562,294	336,457	137,293	88,535	9
California state time deposits	65,000	65,000	—	—	—
Operating leases	4,551	983	1,804	1,131	633

Total contractual cash obligations	$1,011,845	$577,190	$311,847	$122,166	$642

The following table summarizes the Company’s contractual commitments with off-balance sheet risk as of September 30, 2003:

	Payment Due by Period
	Total	Less than 1 year	Over 1 yr to 3 yrs	Over 5 years
	(In thousands)
Other Commitments:
Commitments to originate loans	$26,707	$26,707	$—	$—
Commitments to purchase loans	5,820	5,820	—	—
Commitments to sell loans	2,044	2,044	—	—
Unused equity lines of credit	28,221	—	—	28,221
Consumer overdraft protection	930	—	—	930
Undisbursed construction funds	5,093	240	4,853	—

Total commitments	$68,815	$34,811	$4,853	$29,151

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

ASSET QUALITY

The following table sets forth information regarding nonaccrual loans, troubled debt restructured loans and real estate acquired through foreclosure at the dates indicated:

	At September 30, 2003	At June 30, 2003	At September 30, 2002
	(Dollars in thousands)
Nonaccrual loans (1):
Real estate loans:
One-to-four family	$2,774	$3,014	$2,511
Multifamily	—	272	769
Commercial, land and construction	583	—	—
Consumer	9	21	72

Total nonaccrual loans (1)	3,366	3,307	3,352

Troubled debt restructured loans	—	—	—

Total nonperforming loans	3,366	3,307	3,352
Real estate acquired through foreclosure	50	—	18

Total nonperforming assets	$3,416	$3,307	$3,370

Nonperforming loans as a percentage of gross loans (2)	0.26%	0.25%	0.26%
Nonperforming assets as a percentage of total assets (3)	0.21%	0.20%	0.22%
Total allowance for loan losses as a percentage of gross loans	0.89%	0.86%	0.89%
Total allowance for loan losses as a percentage of total nonperforming loans	344.80%	350.95%	338.04%
Total allowance as a percentage of total nonperforming assets (4)	339.75%	350.95%	336.23%

(1)	Nonaccrual loans are net of specific allowances of $33, $36, and $40 at September 30, 2003, June 30, 2003 and September 30, 2002, respectively.
(2)	Nonperforming loans are net of specific allowances and include nonaccrual and troubled debt restructured loans. Gross loans include loans held-for-sale.
(3)	Nonperforming assets include nonperforming loans and Real Estate Owned (“REO”).
(4)	Total allowance includes loan and REO valuation allowances.

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

Nonperforming assets increased to $3.4 million, 0.21% of total assets at September 30, 2003, compared to $3.3 million, 0.20% of total assets at June 30, 2003. The Company has incorporated the OTS internal asset classifications as a part of its credit monitoring system. Classified loans decreased to $4.8 million at September 30, 2003, compared to $6.8 million at June 30, 2003.

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

Factors considered as part of the periodic loan review process to determine whether a loan is impaired, as defined under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” and as amended by Statement of Financial Accounting Standards No. 118, “Accounting by Creditors for Impairment of a Loan–Income Recognition and Disclosures,” address both the amount the Company believes is probable that it will collect and the timing of such collection. As part of the Company’s loan review process, the Company considers such factors as the ability of the borrower to continue to meet the debt service requirements, assessments of other sources of repayment, the fair value of any collateral and the Company’s prior history in dealing with the particular type of loan involved. In evaluating whether a loan is considered impaired, insignificant delays (less than twelve months) in the absence of other facts and circumstances would not alone lead to the conclusion that a loan was impaired. At September 30, 2003, the Company had a gross investment in impaired loans of $827,000 for which specific valuation allowances of $33,000 had been established.

During the three months ended September 30, 2003 and September 30, 2002, the Company’s average investment in impaired loans was $653,000 and $136,000, respectively. For the three months ended September 30, 2003 income recorded on impaired loans totaled $24,000, substantially all of which was recorded in accordance with the policy for nonaccrual loans. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. Impaired loans totaling $211,000 were not performing in accordance with their contractual terms at September 30, 2003. All impaired loans were included in nonaccrual loans, net of specific reserves of $33,000, at that date.

REGULATORY CAPITAL

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), and implementing OTS capital regulations include three separate minimum capital requirements for financial institutions subject to OTS supervision. First, the tangible capital requirement mandates that the Bank’s stockholders’ equity less intangible assets be at least 1.50% of adjusted total assets as defined in the capital regulations. Second, the core capital requirement currently mandates core capital (tangible capital plus qualifying supervisory goodwill) be at least 4.00% of adjusted total assets as defined in the capital regulations. Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital as defined by the OTS be at least 8.00% of risk-weighted assets as prescribed in the capital regulations. The capital regulations assign specific risk weightings to all assets and off-balance sheet items. The Bank was in compliance with all capital requirements in effect at September 30, 2003, and meets all standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). The following table reflects the required and actual regulatory capital ratios of the Bank at the dates indicated:

Regulatory Capital Ratios for Quaker City Bank	FIRREA Minimum Requirement	FDICIA “Well-Capitalized” Minimum Requirement	Actual at September 30, 2003	Actual at June 30, 2003
Tangible capital	1.50%	N/A	8.26%	8.24%
Core capital to adjusted total assets	4.00%	5.00%	8.26%	8.24%
Core capital to risk-weighted assets	4.00%	6.00%	12.54%	11.98%
Total capital to risk-weighted assets	8.00%	10.00%	13.61%	13.02%

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not currently engage in trading activities. The Company’s financial instruments include interest sensitive loans receivable, federal funds sold, MBS, investment securities, FHLB stock, deposits and borrowings. The Company’s average interest-sensitive assets totaled approximately $1.57 billion for the three months ended September 30, 2003. Approximately $569.5 million of the Bank’s adjustable rate loans were constrained by floor rates that were above the then current market rates as of the quarter ended September 30, 2003. Accordingly, should market rates rise, these assets will not reprice upwards until the fully indexed loan rate once again exceeds the lifetime floor rate. Average interest-sensitive liabilities totaled approximately $1.43 billion at September 30, 2003. The composition of the Company’s financial instruments subject to market risk has not changed materially since June 30, 2003.

Item 4. CONTROLS AND PROCEDURES

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

There were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting subsequent to the date of the most recent evaluation. Since there were no significant deficiencies or material weaknesses in the Company’s internal control over financial reporting, there were no corrective actions taken.

PART II. OTHER INFORMATION

Item 5. OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Exchange Act, the Company must disclose the approval by the Company’s Audit Committee of any non-audit services to be performed by KPMG LLP (“KPMG”), the Company’s independent auditor. Non-audit services are defined in the Exchange Act as services other than those provided in connection with an audit or a review of the financial statements of the Company. On November 06, 2003, the Audit Committee approved the engagement of KPMG for the provision of tax advisory services as permitted by subsection (g) of Section 10A of the Exchange Act. These services have an aggregate estimated cost of $38,000.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Quaker City Bancorp, Inc.(8)

3.2	Bylaws of Quaker City Bancorp, Inc.(1)

10.1	Quaker City Bancorp, Inc. 1993 Incentive Stock Option Plan.*(1)

10.2	Quaker City Bancorp, Inc. 1993 Stock Option Plan for Outside Directors.*(1)

10.3	Quaker City Federal Savings and Loan Association Recognition and Retention Plan for Officers and Employees.*(1)

10.4	Quaker City Federal Savings and Loan Association Recognition and Retention Plan for Outside Directors.*(1)

10.5	Employment Agreements between Quaker City Bancorp, Inc. and Quaker City Federal Savings and Loan Association, respectively, and J.L. Thomas as of January 1, 1994 and as amended to September 27, 1994, respectively.*(1)

10.5.1	Quaker City Federal Savings and Loan Association Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and J.L. Thomas dated June 23, 1995.*(2)

10.5.2	Employment Agreements between Quaker City Bancorp, Inc. and Quaker City Federal Savings and Loan Association, respectively, and J.L. Thomas as of July 1, 1996.*(3)

10.5.3	Quaker City Federal Savings and Loan Association Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and J.L. Thomas dated July 1, 1997.*(4)

10.5.4	Quaker City Federal Savings and Loan Association Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and J. L. Thomas dated July 1, 1998.*(5)

10.6	Employment Agreements between Quaker City Bancorp, Inc. and Quaker City Federal Savings and Loan Association, respectively, and Frederic R. (Rick) McGill as of January 1, 1994 and as amended to September 27, 1994, respectively.*(1)

10.6.1	Quaker City Federal Savings and Loan Association Two Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Frederic R (Rick) McGill dated June 23, 1995.*(2)

10.6.2	Employment Agreements between Quaker City Bancorp, Inc. and Quaker City Federal Savings and Loan Association, respectively, and Frederic R. (Rick) McGill as of July 1, 1996.*(3)

10.6.3	Quaker City Federal Savings and Loan Association Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Frederic R. McGill dated July 1, 1997.*(4)

Exhibit Number	Description
10.6.4	Quaker City Federal Savings and Loan Association Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Frederic R. McGill dated July 1, 1998.*(5)

10.6.5	Quaker City Federal Savings and Loan Association Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Frederic R. McGill dated July 1, 1999.*(6)

10.6.6	Quaker City Bank Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Frederic R. McGill dated July 1, 2000.*(7)

10.6.7	Quaker City Bank Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Frederic R. McGill dated July 1, 2001.*(8)

10.6.8	Quaker City Bank Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Frederic R. McGill dated July 1, 2002.*(9)

10.6.9	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Frederic R. McGill dated July 1, 2003.*(10)

10.7	Change-in-Control Agreements between Quaker City Bancorp, Inc. and Quaker City Federal Savings and Loan Association, respectively, and Dwight L. Wilson as of January 1, 1994 and as amended to September 27, 1994, respectively.*(1)

10.7.1	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Dwight L. Wilson dated September 7, 1995.*(2)

10.7.2	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Dwight L. Wilson dated July 1, 1996.*(3)

10.7.3	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Dwight L. Wilson dated July 1, 1997.*(4)

10.7.4	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Dwight L. Wilson dated July 1, 1998.*(5)

10.7.5	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Dwight L. Wilson dated July 1, 1999.*(6)

10.7.6	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Dwight L. Wilson dated July 1, 2000.*(7)

10.7.7	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Dwight L. Wilson dated July 1, 2001.*(8)

Exhibit Number	Description
10.7.8	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Dwight L. Wilson dated July 1, 2002.*(9)

10.7.9	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Dwight L. Wilson dated July 1, 2003.*(10)

10.8	Change-in-Control Agreements between Quaker City Bancorp, Inc. and Quaker City Federal Savings and Loan Association, respectively, and Harold L. Rams as of January 1, 1994 and as amended to September 27, 1994, respectively.*(1)

10.8.1	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Harold Rams dated July 1, 1995.*(2)

10.8.2	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Harold Rams dated July 1, 1996.*(3)

10.8.3	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Harold Rams dated July 1, 1997.*(4)

10.8.4	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Harold Rams dated July 1, 1998.*(5)

10.8.5	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Harold Rams dated July 1, 1999.*(6)

10.8.6	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Harold Rams dated July 1, 2000.*(7)

10.8.7	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Harold Rams dated July 1, 2001.*(8)

10.8.8	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Harold Rams dated July 1, 2002.*(9)

10.8.9	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Harold Rams dated July 1, 2003.*(10)

10.9	Change-in-Control Agreements between Quaker City Bancorp, Inc. and Quaker City Federal Savings and Loan Association, respectively, and Kathryn M. Hennigan as of January 1, 1994 and as amended September 27, 1994, respectively.*(1)

10.9.1	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Kathryn M. Hennigan dated July 1, 1995.*(2)

Exhibit Number	Description

10.9.2	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Kathryn M. Hennigan dated July 1, 1996.*(3)

10.9.3	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Kathryn M. Hennigan dated July 1, 1997.*(4)

10.9.4	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Kathryn M. Hennigan dated July 1, 1998.*(5)

10.9.5	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Kathryn M. Hennigan dated July 1, 1999.*(6)

10.9.6	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Kathryn M. Hennigan dated July 1, 2000.*(7)

10.9.7	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Kathryn M. Hennigan dated July 1, 2001.*(8)

10.9.8	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Kathryn M. Hennigan dated July 1, 2002.*(9)

10.9.9	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Kathryn M. Hennigan dated July 1, 2003.*(10)

10.11	Change-in-Control Agreements between Quaker City Bancorp, Inc. and Quaker City Federal Savings and Loan Association, respectively, and Robert C. Teeling as of January 1, 1994 and as amended to September 27, 1994, respectively.*(1)

10.11.1	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Robert C. Teeling dated July 1, 1995.*(2)

10.11.2	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Robert C. Teeling dated July 1, 1996.*(3)

10.11.3	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Robert C. Teeling dated July 1, 1997.*(4)

10.11.4	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Robert C. Teeling dated July 1, 1998.*(5)

Exhibit Number	Description

10.11.5	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Robert C. Teeling dated July 1, 1999.*(6)

10.11.6	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Robert C. Teeling dated July 1, 2000.*(7)

10.11.7	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Robert C. Teeling dated July 1, 2001.*(8)

10.11.8	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Robert C. Teeling dated July 1, 2002.*(9)

10.11.9	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Robert C. Teeling dated July 1, 2003.*(10)

10.12	The Quaker City Federal Savings and Loan Association Supplemental Executive Retirement Plan.*(1)

10.13	Quaker City Federal Savings Association Employee Stock Ownership Trust Loan and Security Agreement between California Central Trust Bank, as trustee (the “Trustee”) and Quaker City Bancorp, Inc. dated as of December 30, 1993 and related Promissory Note and Security Agreement Re Instruments or Negotiable Documents to be Deposited of the Trustee dated December 30, 1993.*(1)

10.14	Quaker City Bancorp, Inc. Amended and Restated 1997 Stock Incentive Plan.*(9)

10.15	Change in Control Agreements between Quaker City Bancorp, Inc. and Quaker City Federal Savings and Loan Association, respectively, and Hank H. Kadowaki as of April 1, 1998.*(5)

10.15.1	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Hank H. Kadowaki dated July 1, 1998.*(5)

10.15.2	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Hank H. Kadowaki dated July 1, 1999.*(6)

10.15.3	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Hank H. Kadowaki dated July 1, 2000.*(7)

10.15.4	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Hank H. Kadowaki dated July 1, 2001.*(8)

10.15.5	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Hank H. Kadowaki dated July 1, 2002.*(9)

Exhibit Number	Description
10.15.6	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Hank H. Kadowaki dated July 1, 2003.*(10)

10.16	Change in Control Agreements between Quaker City Bancorp, Inc. and Quaker City Bank, respectively, and Jerrold S. Perisho as of May 22, 2000.*(7)

10.16.1	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Jerrold S. Perisho dated July 1, 2000.*(7)

10.16.2	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Jerrold S. Perisho dated July 1, 2001.*(8)

10.16.3	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Jerrold S. Perisho dated July 1, 2002.*(9)

10.16.4	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Jerrold S. Perisho dated July 1, 2003.*(10)

10.17	Quaker City Bank Employees Retirement Plan.*(7)

10.18	Quaker City Bank Retirement Benefit Equalization Plan.*(7)

10.19	Quaker City Bank Employee Stock Ownership Trust amended Loan and Security Agreement between CNA Trust, as trustee (the “Trustee”) and Quaker City Bancorp, Inc. and amended related Promissory Note and Security Agreement Re Instruments or Negotiable Documents to be Deposited of the Trustee.*(8)

10.19.1	Quaker City Bank Employee Stock Ownership Plan, amended and restated effective as of January 1, 2001.*(10)

10.20	Form of Change in Control Agreement between Quaker City Bancorp, Inc. and Elizabeth A. Conrado as of February 11, 2002.*(9)

10.20.1	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Elizabeth A. Conrado dated July 1, 2002.*(9)

10.20.2	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Elizabeth A. Conrado dated July 1, 2003.*(10)

10.21	Quaker City Bancorp, Inc. 2002 Equity Incentive Plan.*(9)

10.22	Change in Control Agreements between Quaker City Bancorp, Inc. Quaker City Bank, respectively, and Teresa A.Thompson dated July 1, 2003.*(10)

10.22.1	Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Teresa A.Thompson dated July 1, 2003.*(10)

10.23	Quaker City Bank Deferred Compensation Plan, amended and restated March 30, 1999.*(10)

Exhibit Number	Description
11.1	Statement Regarding Computation of Earnings Per Share.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.
(1)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1994.
(2)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1995.
(3)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1996.
(4)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1997.
(5)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1998.
(6)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1999.
(7)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2000.
(8)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2001.
(9)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2002.
(10)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.

(b)	Reports on Form 8-K

Current Report on Form 8-K, dated July 17, 2003 and filed with the SEC on July 22, 2003, reporting

(i) the issuance of a press release captioned “Quaker City Bancorp Initiates Cash Dividend Program,” and (ii) the issuance of a press release captioned “Quaker City Bancorp, Inc. Reports Earnings for Fourth Quarter and Fiscal year 2003.”

Current Report on Form 8-K, dated September 17, 2003 and filed with the SEC on September 22, 2003, reporting the issuance of a press release captioned “Quaker City Bancorp, Inc. Increases Stock Repurchase Program.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CITY BANCORP, INC.

Date: November 13, 2003	By:	/s/ Dwight L. Wilson
Dwight L. Wilson
Senior Vice President,
Treasurer and Chief Financial Officer