Form 10-Q
period 2004-03-31
QUAKER CITY BANCORP INC
filed 2004-05-14
CIK 912465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Number of shares outstanding of the registrant’s sole class of common stock at May 7, 2004:  6,281,783.

QUAKER CITY BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Quaker City Bancorp, Inc.

Consolidated Statements of Financial Condition

Unaudited

(In thousands, except share data)

	March 31, 2004	June 30, 2003
Assets
Cash and due from banks	$23,512	$31,275
Interest-bearing deposits	1,374	943
Federal funds sold and other short-term investments	3,000	—
Investment securities held-to-maturity	7,062	12,178
Investment securities available-for-sale	47,826	48,137
Loans receivable, net	1,441,717	1,323,268
Loans receivable held-for-sale	215	2,997
Mortgage-backed securities held-to-maturity	147,983	90,014
Mortgage-backed securities available-for-sale	91,431	73,683
Federal Home Loan Bank stock, at cost	25,868	19,807
Office premises and equipment, net	7,471	7,275
Accrued interest receivable and other assets	12,457	12,534

Total assets	$1,809,916	$1,622,111

Liabilities and Stockholders’ Equity
Deposits	$1,136,232	$1,084,117
Federal Home Loan Bank advances	508,000	381,500
Accounts payable and accrued expenses	6,751	7,269
Other liabilities	9,643	10,088

Total liabilities	1,660,626	1,482,974

Stockholders’ Equity:
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 6,281,783 shares and 6,365,943 at March 31, 2004 and June 30, 2003, respectively	63	64
Additional paid-in capital	131,451	128,581
Accumulated other comprehensive loss	(1,862)	(1,377)
Retained earnings, substantially restricted	19,800	12,197
Deferred compensation	(162)	(328)

Total stockholders’ equity	149,290	139,137

Total liabilities and stockholders’ equity	$1,809,916	$1,622,111

See accompanying notes to consolidated financial statements.

Quaker City Bancorp, Inc.

Consolidated Statements of Operations

Unaudited

(In thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Interest income:
Loans receivable	$21,048	$21,770	$62,361	$65,975
Mortgage-backed securities	2,421	1,920	6,033	5,809
Investment securities	446	527	1,380	1,854
Other	227	256	708	761

Total interest income	24,142	24,473	70,482	74,399

Interest expense:
Deposits	4,858	5,964	14,952	19,012
Federal Home Loan Bank advances	3,752	3,873	11,041	11,663

Total interest expense	8,610	9,837	25,993	30,675

Net interest income before provision for loan losses	15,532	14,636	44,489	43,724

Provision for loan losses	250	114	350	514

Net interest income after provision for loan losses	15,282	14,522	44,139	43,210

Other income:
Deposit fees	1,630	1,315	4,608	3,707
Loan service charges and fees	417	410	1,644	1,503
Gain on sale of loans held-for-sale	92	844	985	1,445
Commissions	167	125	585	484
Gain on sale of securities available-for-sale	—	—	—	47
Other	1,003	61	1,439	208

Total other income	3,309	2,755	9,261	7,394

Other expense:
Compensation and employee benefits	4,686	4,043	13,270	11,558
Occupancy, net	869	805	2,676	2,450
Federal deposit insurance premiums	115	110	336	326
Data processing	546	400	1,610	1,166
Advertising and promotional	310	364	1,200	1,046
Consulting fees	124	202	668	641
Other general and administrative expense	1,234	1,099	3,570	3,619

Total general and administrative expense	7,884	7,023	23,330	20,806
Real estate operations, net	—	(1)	1	—
Amortization of core deposit intangible	29	29	86	86

Total other expense	7,913	7,051	23,417	20,892

Earnings before income taxes	10,678	10,226	29,983	29,712

Income taxes	4,702	4,403	13,158	12,650

Net earnings	$5,976	$5,823	$16,825	$17,062

Average common shares outstanding	6,228,208	6,284,135	6,237,497	6,340,838
Average shares outstanding and equivalents	6,432,331	6,500,468	6,437,607	6,621,889
Basic earnings per share	$0.96	$0.93	$2.70	$2.69
Diluted earnings per share	$0.93	$0.90	$2.61	$2.58

See accompanying notes to consolidated financial statements.

QUAKER CITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net earnings	$5,976	$5,823	$16,825	$17,062
Other comprehensive income:
Unrealized holding gain (loss) on securities available-for-sale arising during the period, net of tax	142	229	(485)	(200)
Reclassification adjustment for realized (gain) included in net earnings and previously included in other comprehensive income, net of tax	—	—	—	(27)

Increase (decrease) in accumulated other comprehensive income, net of tax	142	229	(485)	(227)

Total comprehensive income	$6,118	$6,052	$16,340	$16,835

See accompanying notes to consolidated financial statements.

QUAKER CITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)

	Nine Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$16,825	$17,062
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,918	1,205
Provision for loan losses	350	514
Write-downs on real estate held-for-sale	5	—
Gain on sale of real estate held-for-sale	(4)	(10)
Gain on sale of loans held-for-sale	(985)	(1,445)
Gain on sale of securities available-for-sale	—	(47)
Loans originated for sale	(30,642)	(99,176)
Loans purchased for sale	(8,073)	(6,263)
Proceeds from sale of loans held-for-sale	34,391	108,623
Federal Home Loan Bank stock dividend received	(641)	(681)
(Increase) decrease in accrued interest receivable and other assets	(9)	36
Decrease in other liabilities	(445)	(3,010)
Decrease in accounts payable and accrued expenses	(518)	(815)
Other	1,638	2,054

Net cash provided by operating activities	14,810	18,047

Cash flows from investing activities:
Loans originated for investment	(346,050)	(250,114)
Loans purchased for investment	(174,600)	(106,046)
Principal repayments on loans	410,945	282,356
Net change in undisbursed construction loan funds	(1,193)	—
Sale of investment securities available-for-sale	—	49,058
Purchases of investment securities available-for-sale	(323)	(266)
Purchases of investment securities held-to-maturity	—	(5,000)
Maturities and principal repayments of investment securities held-to-maturity	5,000	2,000
Purchases of mortgage-backed securities available-for-sale	(49,633)	(78,309)
Purchases of mortgage-backed securities held-to-maturity	(94,507)	(45,861)
Principal repayments on mortgage-backed securities held-to-maturity	36,252	66,150
Principal repayments on mortgage-backed securities available-for-sale	30,956	18,895
Sale of real estate held-for-sale	49	82
Purchase of Federal Home Loan Bank stock	(5,420)	(2,212)
Investment in office premises and equipment	(1,179)	(1,029)

Net cash used by investing activities	(189,703)	(70,296)

Cash flows from financing activities:
Increase in deposits	52,115	54,699
Proceeds from funding of Federal Home Loan Bank advances	387,000	273,400
Repayments of Federal Home Loan Bank advances	(260,500)	(249,600)
Stock options exercised	1,730	4,607
Dividend	(3,714)	—

Repurchase and retirement of stock	(6,070)	(15,308)

Net cash provided by financing activities	170,561	67,798

Increase in cash and cash equivalents	(4,332)	15,549

Cash and cash equivalents at beginning of period	32,218	18,390

Cash and cash equivalents at end of period	$27,886	$33,939

QUAKER CITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

Unaudited

(In thousands)

	Nine Months Ended March 31,
	2004	2003
Supplemental disclosures of cash flow information:
Interest paid (including interest credited)	$25,538	$31,746
Cash paid for income taxes	9,800	10,402

Supplemental schedule of noncash investing and financing activities:
Additions to real estate acquired through foreclosure	$50	$57
Reclassification of loans from available-for-sale to held-to-maturity	8,073	—

See accompanying notes to consolidated financial statements.

QUAKER CITY BANCORP, INC.

Notes to Consolidated Financial Statements

1.	The consolidated statements of financial condition as of March 31, 2004, the related consolidated statements of operations and comprehensive income for the three and nine months ended March 31, 2004 and 2003, and the related consolidated statements of cash flows for the nine months ended March 31, 2004 and 2003 are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial condition of Quaker City Bancorp, Inc. (the “Company”) as of March 31, 2004, its results of operations and comprehensive income for the three and nine months ended March 31, 2004 and 2003, and cash flows for the nine months ended March 31, 2004 and 2003. The results of operations for the unaudited periods are not necessarily indicative of the results of operations to be expected for the entire year of fiscal 2004.

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

2.	Earnings per share is reported on both a basic and diluted basis. Basic earnings per share is determined by dividing net earnings by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Calculation of earnings per share can be found in Exhibit 11.1 to this Quarterly Report on Form 10-Q.

3.	The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). A derivative is considered either an asset or liability in the statement of financial position and measured at fair value. If a derivative is designated as a hedging instrument, the changes in fair value of the derivative are either (a) recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item, or (b) reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a derivative not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change. As of March 31, 2004, the Company had approximately $866,500 of commitments to originate loans which will be held-for-sale and approximately $215,000 of loan sale commitments that qualify as derivatives under SFAS 133. The fair value of such commitments approximated zero at March 31, 2004.

4.	Financial Accounting Standards Board Interpretation 46, “Consolidation of Variable Interest Entities” (revised December 2003) (“FIN 46R”), requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46R, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46R also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN 46R apply to all Special Purpose Entities (“SPEs”) by the end of the first reporting period that ends after December 15, 2003. The provisions of FIN 46R for interests held by public entities in variable interest entities that are not SPEs are required to be applied by the first reporting period that ends after March 15, 2004. The Company has no business interests that require consolidation as a result of applying the provisions of FIN 46R.

5.	The Company has a stock-based employee compensation plan, which is described more fully in Note 14 to the consolidated financial statements contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2003. Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”), requires expanded disclosure in interim reporting since the Company has elected to continue to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for awards granted under its plan. Accordingly, no compensation cost has been recognized for awards granted under the plan.

Had compensation cost been determined using the fair value based method prescribed by SFAS 123, “Accounting for Stock Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income, as reported	$5,976	$5,823	$16,825	$17,062
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(156)	(154)	(502)	(464)

Pro forma net income	$5,820	$5,669	$16,323	$16,598

Basic earnings per share
As reported	$0.96	$0.93	$2.70	$2.69
Pro forma	$0.93	$0.90	$2.62	$2.62

Diluted earnings per share
As reported	$0.93	$0.90	$2.61	$2.58
Pro forma	$0.90	$0.87	$2.54	$2.51

6.	Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS 150 has not had a material effect on the Company.

QUAKER CITY BANCORP, INC.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (and documents referred to in this report) includes “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address results or developments that the Company expects or anticipates will or may occur in the future, including such things as (i) business strategy; (ii) economic trends, including the condition of the real estate market in southern California, and the direction of interest rates and prepayment speeds of mortgage loans and mortgage-backed securities (“MBS”); (iii) the adequacy of the Company’s allowance for loan losses; (iv) goals; (v) expansion and growth of the Company’s business and operations; and (vi) the pending merger between the Company and Popular, Inc. are forward-looking statements. These statements often include words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “may,” or similar expressions. These statements are based upon certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances.

These statements are subject to a number of risks and uncertainties, many of which are beyond the control of the Company, including, but not limited to, (i) general economic, market or business conditions in the U.S. and southern California, including changes in market interest rates; (ii) real estate market conditions, particularly in southern California; (iii) the opportunities (or lack thereof) that may be presented to and pursued by the Company; (iv) competitive actions by other financial institutions; (v) changes in federal, state and local laws, regulations and policies affecting the Company’s business; (vi) factors relating to the pending merger between the Company and Popular, Inc.; and (vii) other factors. Actual results could differ materially from those contemplated by these forward-looking statements. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company and its business or operations. Forward-looking statements made in this report speak as of the date hereof. The Company undertakes no obligation to update or revise any forward-looking statement made in this report.

GENERAL OVERVIEW AND ORGANIZATION OF INFORMATION

Quaker City Bancorp, Inc., incorporated in Delaware, is primarily engaged in the savings and loan business through its wholly owned subsidiary Quaker City Bank (the “Bank”). At March 31, 2004, the Bank operated twenty-seven retail banking offices in southern California, including sixteen “in-store” Wal-Mart branches. The Bank opened two additional Wal-Mart in-store branches in the communities of San Marcos (north San Diego area) in January 2004 and La Quinta (Palm Springs area) in early March 2004.

The La Quinta branch is located in Wal-Mart’s first “super center” in California. The Bank is subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

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

Historically, the Company’s principal business has been making and purchasing one-to-four family, multifamily (five or more units) and commercial real estate loans. To a lesser extent, the Bank also makes home equity loans, credit lines and second trust deed loans secured by property. At March 31, 2004, the Company’s gross loan portfolio (including loans held-for-sale) totaled $1.46 billion, 70.81% of which was secured by multifamily properties (approximately $724.4 million) and commercial real estate (approximately $307.3 million). From March 31, 2003 to March 31, 2004, the net increase in the Company’s multifamily portfolio was $48.4 million, representing a 7.15% increase in the size of the portfolio. From March 31, 2003 to March 31, 2004, the net increase in the Company’s commercial real estate loan portfolio was $19.4 million, representing a 6.74% increase in the size of the portfolio.

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

RESULTS OF OPERATIONS

Net Earnings. The Company recorded net earnings of $6.0 million, $0.93 per diluted share, for the quarter ended March 31, 2004, a 3.33% increase in net earnings per diluted share from the same period last year, with net earnings of $5.8 million, $0.90 per diluted share. The company recorded net earnings of $16.8 million, $2.61 per diluted share, for the nine months ended March 31, 2004, a 1.16% increase in net earnings per diluted share from the same period last year, with net earnings of $17.1 million, $2.58 per diluted share. Net earnings for the nine months ended March 31, 2004 declined primarily due to an increase in general and administrative (“G&A”) expenses of $2.5 million, partially offset by an increase in other income of $1.9 million, compared to the nine months ended March 31, 2003.

Interest Income. Interest income amounted to $24.1 million for the quarter ended March 31, 2004, compared to $24.5 million for the quarter ended March 31, 2003. Interest income amounted to $70.5 million for the nine months ended March 31, 2004, compared to $74.4 million for the nine months ended March 31, 2003. The decrease in interest income for the three and nine months ended March 31, 2004 is primarily a result of a decline in the yield on average interest-earning assets. The yield on average interest-earning assets was 5.50% for the quarter ended March 31, 2004, compared to 6.38% for the quarter ended March 31, 2003. The yield on average interest-earning assets was 5.63% for the nine months ended March 31, 2004, compared to 6.60% for the nine months ended March 31, 2003.

Interest Expense. Interest expense for the quarter ended March 31, 2004 was $8.6 million, compared to $9.8 million for the same period last year. Interest expense for the nine months ended March 31, 2004 was $26.0 million, compared to $30.7 million for the same period last year. The decrease in interest expense for the three and nine months ended March 31, 2004 was primarily a result of a decrease in the cost of average interest-bearing liabilities, partially offset by an increase in average interest-bearing liabilities. The average cost of funds was 2.17% for the quarter ended March 31, 2004, compared to 2.84% for the quarter ended March 31, 2003, a decrease of 67 basis points or 23.6% over the comparable period last year. The average cost of funds was 2.29% for the nine months ended March 31, 2004, compared to 3.04% for the nine months ended March 31, 2003, a decrease of 75 basis points or 24.7% over the comparable period last year.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses for the quarter ended March 31, 2004 amounted to $15.5 million, compared to $14.6 million for the same period last year. Net interest income before provision for loan losses for the nine months ended March 31, 2004 amounted to $44.5 million, compared to $43.7 million for the same period last year. The net interest margin for the three months ended March 31, 2004 was 3.54% compared to 3.82% for the same period last year. The net interest margin was 3.46% for the quarter ended December 31, 2003. The improvement in the net interest margin from the previous quarter was primarily due to the increase in mortgage interest rates in recent months. Pay off speeds on loans have slowed, reducing the amount of premium amortization for the quarter. The net interest margin for the nine months ended March 31, 2004 was 3.56%, compared to 3.88% for the same period last year. The decrease in net interest margin for the three and nine month periods ended March 31, 2004 compared to the same periods last year was primarily the result of average interest-earning assets growing faster than net interest income during the comparable periods. Approximately $517.3 million of the Bank’s adjustable rate loans were constrained by floor rates that were at or above the then current market rates as of the quarter ended March 31, 2004. Accordingly, should market rates rise, these assets will not reprice upwards until the fully indexed loan rate once again exceeds the lifetime floor rate.

The following table displays average interest rates on the Company’s interest-earning assets and interest-bearing liabilities:

	Three month average		Nine month average
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Yield on interest-earning assets	5.50%	6.38%	5.63%	6.60%

Cost of interest-bearing liabilities	2.17%	2.84%	2.29%	3.04%

Interest rate spread (1)	3.33%	3.54%	3.34%	3.56%

Net interest margin (2)	3.54%	3.82%	3.56%	3.88%

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(2)	The net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Multifamily and commercial real estate loans are generally considered to involve a higher degree of credit risk and to be more vulnerable to adverse conditions in the real estate market and to deteriorating economic conditions, particularly changes in interest rates, than one-to-four family residential mortgage loans. As a result of the potentially higher risk of these loans, a higher level of general allowance for loan losses has been allocated to the multifamily and commercial real estate portfolios. These loans typically involve higher loan principal amounts and the repayment of such loans generally depends on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. In addition, multifamily and commercial real estate values tend to be more cyclical, recessionary economic conditions of the type that prevailed in prior years in the Company’s lending market area tend to result in higher vacancy and reduced rental rates and net operating incomes from multifamily and commercial real estate properties.

The following table sets forth the Company’s allowance for loan losses as a percentage of total loans and the percentage of loans to total loans for each of the loan types listed:

	At March 31, 2004			At June 30, 2003
	Amount	Percentage of Allowance to Total Allowance	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Percentage of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family	$1,056	8.85%	26.92%	$955	8.23%	25.08%
Multifamily	6,781	56.84	49.72	6,333	54.57	50.55
Commercial, land and construction	3,756	31.48	21.62	3,859	33.25	22.79
Other	287	2.41	1.74	273	2.35	1.58
Unallocated	50	0.42	N/A	186	1.60	N/A

Total allowance for loan losses	$11,930	100.00%	100.00%	$11,606	100.00%	100.00%

For the quarter ended March 31, 2004, the Company recorded a $250,000 provision to the allowance for loan losses due to growth in the real estate loan portfolio and the establishment of specific reserves of $176,000 on one commercial real estate loan, as compared to the $114,000 addition to the allowance for the quarter ended March 31, 2003. The provision for loan losses was $350,000 for the nine months ended March 31, 2004, compared to $514,000 for the same period last year. The amounts added to the allowance for loan losses during the nine months ended March 31, 2004 as compared to the nine months ended March 31, 2003 were lower than in the previous reporting periods as a result of changes in the mix of loans outstanding, general economic conditions and other risk factors. As a result of the potential weakness in certain segments of real estate markets and other economic factors, increases in the allowance for loan losses, however, may be required in future periods.

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

The following is a summary of the activity in the allowance for loan losses:

	At or for the Three Months Ended		At or for the Nine Months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
	(In thousands)
Balance at beginning of period	$11,705	$11,531	$11,606	$11,131
Provision for loan losses	250	114	350	514
Charge-offs	(25)	(39)	(26)	(39)

Balance at end of period	$11,930	$11,606	$11,930	$11,606

The specific valuation allowance for loan and real estate losses was $176,000 at March 31, 2004, compared to $37,000 at March 31, 2003.

Other Income. Other income for the three months ended March 31, 2004 was $3.3 million, compared to $2.8 million for the same period last year, an increase of 20.1%. The increase during the quarter was due to an increase in retail deposit fees to $1.6 million for the current quarter (compared to $1.3 million for the same period last year), a decrease in gain on sale of loans held-for-sale to $92,000 (compared to $844,000 for the same period last year), an increase in commissions to $167,000 (compared to $125,000 for the same period last year), and an increase in other income to $1.0 million (compared to $61,000 for the same period last year). Gain on sale of loans held-for-sale decreased for the quarter ended March 31, 2004, as compared to the quarter ended March 31, 2003, as the quarter ended March 31, 2003 included the sale of a package of single family second trust deed loans for a gain of $226,000, as well as reduced loan refinancing activity to fixed rate loans that were subsequently sold, from $618,000 for the quarter ended March 31, 2003 to $92,000 for the quarter ended March 31, 2004. Other income for the quarter ended March 31, 2004 included the gain of $856,000 on sale of assets the Company owned with a zero basis and $133,000 in collections on loans purchased that the Company also owned with a zero basis.

Other income for the nine months ended March 31, 2004 was $9.3 million, compared to $7.4 million for the same period last year, an increase of 25.3%. The increase during the nine months ended March 31, 2004 was primarily due to an increase in retail deposit fees to $4.6 million (compared to $3.7 million for the same period last year), a decrease in gain on sale of loans held-for-sale to $985,000 (compared to $1.4 million for the same period last year) and an increase in other income to $1.4 million (compared to $208,000 for the same period last year). Gain on sale of loans held-for-sale of $985,000 for the nine months ended March 31, 2004 included a gain on the sale of loans purchased at a discount and subsequently sold at a pretax gain of $374,000. Gain on sale of loans held-for-sale for the nine months ended March 31, 2003 of $1.4 million primarily included gains on the sale of loans originated by the Company. Other income for the nine months ended March 31, 2004 included the gain of $1.0 million on sale of assets the Company owned with a zero basis and $380,000 in collections on loans purchased that the Company also owned with a zero basis.

Other Expense. Other expense for the three months ended March 31, 2004 increased to $7.9 million, compared to $7.0 million for the same period last year, an increase of 12.3%. Other expenses for the nine months ended March 31, 2003 increased to $23.4 million, compared to $20.9 million for the same period last year, an increase of 12.1%. The increase in other expense for the three months ended March 31, 2004 compared to the same period in the previous year, was primarily the result of a $643,000, or 15.9%, increase in compensation expense. This increase in compensation expense was primarily attributable to staff additions relating to expansion of the branch network, loan origination and loan service divisions. Other items contributing to this increase in compensation expense included a $136,000 increase in costs related to the Employee Stock Ownership Plan (“ESOP”). The increase in other expense for the nine months ended March 31, 2004 compared to the same period in the previous year was primarily the result of a $1.7 million, or 14.8%, increase in compensation expense and a $444,000, or 38.1%, increase in data processing expense. From March 31, 2003 to March 31, 2004, the Company experienced an increase in compensation expense as a result of an increase in full and part time employees of 8.2%, which primarily was attributable to staff additions relating to expansion of the branch network, loan origination and loan service divisions. Other items contributing to the increase in compensation expense for the nine months ended March 31, 2004 compared to the nine months ended March 31, 2003 included a $276,000 increase in costs related to the ESOP and a $48,000 expense adjustment to the accrued employee vacation compensation liability. Data processing expense increased as a result of branch computer technology upgrades and branch network expansion.

The ratio of G&A expenses to average assets (the “G&A ratio”) was 1.75% for the quarter ended March 31, 2004, compared to 1.78% for the same period last year. The G&A ratio for the nine months ended March 31, 2004 was 1.80%, compared to 1.80% for the same period last year. The relatively flat G&A ratio for the three and nine month periods ended March 31, 2004 as compared to the three and nine month periods ended March 31, 2003 was primarily a result of average asset growth offsetting the increases in G&A expenses.

The efficiency ratio for the current quarter increased to 41.84%, compared to 40.38% for the quarter ended March 31, 2003, as net interest income before provision for loan losses and noninterest income grew at a faster rate than G&A expenses during the quarter. The efficiency ratio is the measurement of G&A expenses as a percentage of net interest income before provision for loan losses and noninterest income.

Income Taxes. The Company’s effective tax rates were 44.03% and 43.06% for the quarters ended March 31, 2004 and 2003, respectively. The Company’s effective tax rates were 43.88% and 42.58% for the nine months ended March 31, 2004 and 2003, respectively. The effective tax rates were comparable to the applicable statutory rates in effect.

FINANCIAL CONDITION

Total stockholders’ equity for the Company was $149.3 million at March 31, 2004, representing 8.2% of total assets, compared to $139.1 million at June 30, 2003, representing 8.6% of total assets. Total assets were $1.81 billion at March 31, 2004, representing an increase of $187.8 million or 11.6% compared to June 30, 2003.

At a meeting held on April 22, 2004, the Board of Directors declared a cash dividend of $0.20 per outstanding share of common stock, payable on May 14, 2004 to stockholders of record at the close of business on May 3, 2004.

Pursuant to previously announced plans to repurchase Company stock, the Company did not repurchase any shares of common stock during the quarter ended March 31, 2004. The Company acquired 146,750 shares of common stock at an average price per share of $41.37 for the nine months ended March 31, 2004. Up to an additional 276,317 shares may be repurchased under the current Board of Directors authorization.

Total loans receivable (including loans receivable held-for-sale) amounted to $1.44 billion at March 31, 2004, compared to $1.33 billion at June 30, 2003. The following table presents loans receivable at the dates indicated:

	At March 31, 2004	At June 30, 2003
	(In millions)
One-to-four family	$392.2	$335.7
Multifamily	724.4	676.6
Commercial and land	309.4	299.3
Construction	5.6	10.2
Other	25.4	21.2
Undisbursed construction / loan funds	(3.1)	(4.5)
Unamortized discounts	(0.1)	(0.6)
Allowance for loan losses	(11.9)	(11.6)

Total	$1,441.9	$1,326.3

Loan originations totaled $163.6 million and loan purchases totaled $17.3 million for the quarter ended March 31, 2004, compared to loan originations of $118.1 million and loan purchases of $28.3 million for the quarter ended March 31, 2003. Loan originations totaled $376.7 million and loan purchases totaled $182.7 million for the nine months ended March 31, 2004, compared to loan originations of $349.3 million and loan purchases of $112.3 million for the nine months ended March 31, 2003.

Loan originations were comprised of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
	(In millions)
One-to-four family	$22.4	$39.9	$75.6	$110.6
Multifamily	110.9	55.0	234.3	178.6
Commercial and land	30.3	23.2	66.3	59.9
Other	—	—	0.5	0.2

Total loans originated	$163.6	$118.1	$376.7	$349.3

Loan purchases were comprised of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
	(In millions)
One-to-four family	$6.9	$26.8	$147.4	$51.6
Multifamily	3.7	0.3	10.1	40.2
Commercial and land	3.1	1.2	12.6	13.4
Construction	—	—	2.0	—
Other	3.6	—	10.6	7.1

Total loans purchased	$17.3	$28.3	$182.7	$112.3

The increase in loan production for the three months ended March 31, 2004, compared to the same period in the previous year, was primarily a result of an increase in multifamily loan originations. The increase in loan production for the nine months ended March 31, 2004, compared to the same period in the previous year, was primarily due to multifamily loan originations and one-to-four family loan purchases. Presently, the Company expects to continue its focus on one-to-four family, multifamily and commercial real estate lending during the remainder of fiscal 2004.

MBS held-to-maturity totaled $148.0 million at March 31, 2004, compared to $90.0 million at June 30, 2003. There were $36.5 million in amortization and payoffs and $94.5 million of MBS held-to-maturity purchases made during the nine months ended March 31, 2004. MBS available-for-sale amounted to $91.4 million at March 31, 2004, compared to $73.7 million at June 30, 2003. Approximately $49.6 million of MBS available-for-sale purchases were partially offset by $31.7 million in amortization and payoffs during the nine months ended March 31, 2004.

In the past few years, the Company has had fair value short falls, which have been recognized through capital, on its investment in Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock. The FNMA and FHLMC preferred stock are classified as available-for-sale. Available-for-sale assets are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of income tax effect. The gross unrealized loss on the FNMA and FHLMC preferred stock was $3.9 million at March 31, 2004 and $3.7 million at June 30, 2003. The Company believes that these shortfalls are directly related to historically low interest rates. The Company also believes that it has sufficient liquidity to hold these securities through this historically low interest rate cycle.

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

CAPITAL RESOURCES AND LIQUIDITY

The Company obtains advances from the FHLB as needed, as an alternative to retail deposit funds. The net increase in FHLB advances was $32.0 million and $126.5 million, respectively, for the three and nine months ended March 31, 2004. Deposits increased by $22.0 million and $52.1 million, respectively, for the three and nine months ended March 31, 2004. In addition, while the majority of the Bank’s deposits are retail in nature, the Bank has accepted $65.0 million in time deposits from the State of California. The Bank considers these funds to be wholesale deposits and an alternative borrowing source rather than a customer relationship and their levels are determined by management’s decision as to the most economic funding sources.

In addition to FHLB advances and proceeds from increases in customer deposits, other sources of liquidity for the Company include principal repayments on loans and MBS, proceeds from sales of loans held-for-sale and other cash flows generated from operations. In the future, the Company may include repurchase agreements and brokered deposits as additional sources of liquity. Principal repayments on loans were $99.4 million and $96.5 million for the three months ended March 31, 2004 and 2003, respectively. Principal payments on loans were $411.0 million and $282.4 million for the nine months ended March 31, 2004 and 2003, respectively.

Proceeds from loan sales amounted to $8.0 million for the quarter ended March 31, 2004, compared to $46.7 million for the quarter ended March 31, 2003. Proceeds from loan sales amounted to $34.4 million for the nine months ended March 31, 2004, compared to $108.6 million for the nine months ended March 31, 2003. At March 31, 2004, the Company had mortgage servicing assets related to loans sold, servicing retained, with a carrying value of $1.0 million. Loans serviced for others were $246.8 million at March 31, 2004, compared to $287.1 million at June 30, 2003.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management to meet required capital needs. These obligations require the Company to make cash payments over time. The following table summarizes the Company’s contractual obligations as of March 31, 2004:

	Payment Due by Period
	Total	Less than 1 year	Over 1 year to 3 years	Over 3 years to 5 years	Over 5 years
	(In thousands)
Contractual obligations:
FHLB borrowings	$508,000	$241,750	$241,250	$25,000	$—
Certificates of deposit	557,039	350,789	136,663	69,572	15
California state time deposits	65,000	65,000	—	—	—
Operating leases	4,132	1,016	1,726	858	532

Total contractual cash obligations	$1,134,171	$658,555	$379,639	$95,430	$547

The following table summarizes the Company’s contractual commitments with off-balance sheet risk as of March 31, 2004:

	Amount of Commitment Expiration Per Period
	Total	Less than 1 year	Over 5 years
	(In thousands)
Other commitments:
Commitments to originate loans	$36,881	$36,881	$—
Commitments to purchase loans	14,713	14,713	—
Commitments to sell loans	1,082	1,082	—
Unused equity lines of credit	39,370	—	39,370
Consumer overdraft protection	941	—	941
Undisbursed construction funds	3,310	3,310	—

Total commitments	$96,297	$55,986	$40,311

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

ASSET QUALITY

The following table sets forth information regarding nonaccrual loans, troubled debt restructured loans and real estate acquired through foreclosure at the dates indicated:

	At March 31, 2004	At June 30, 2003	At March 31, 2003
	(Dollars in thousands)
Nonaccrual loans (1):
Real estate loans:
One-to-four family	$3,441	$3,014	$3,482
Multifamily	141	272	328
Commercial, land and construction	700	—	—
Consumer	152	21	85

Total nonaccrual loans (1)	4,434	3,307	3,895
Troubled debt restructured loans	—	—	—

Total nonperforming loans	4,434	3,307	3,895
Real estate acquired through foreclosure	—	—	—

Total nonperforming assets	$4,434	$3,307	$3,895

Nonperforming loans as a percentage of gross loans (2)	0.31%	0.25%	0.30%
Nonperforming assets as a percentage of total assets (3)	0.24%	0.20%	0.25%
Total allowance for loan losses as a percentage of gross loans	0.82%	0.86%	0.91%
Total allowance for loan losses as a percentage of total nonperforming loans	269.06%	350.95%	297.97%
Total allowance as a percentage of total nonperforming assets (4)	269.06%	350.95%	297.97%

(1)	Nonaccrual loans are net of specific allowances of $176, $36 and $37 at March 31, 2004, June 30, 2003 and March 31, 2003, respectively.
(2)	Nonperforming loans are net of specific allowances and include nonaccrual and troubled debt restructured loans. Gross loans include loans held-for-sale.
(3)	Nonperforming assets include nonperforming loans and Real Estate Owned (“REO”).
(4)	Total allowance includes loan and REO valuation allowances.

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

Nonperforming assets increased to $4.4 million, 0.24% of total assets at March 31, 2004, compared to $3.3 million, 0.20% of total assets at June 30, 2003. Nonperforming one-to-four and commercial and industrial real estate loans at March 31, 2004 increased $427,000 and $700,000, respectively, from June 30, 2003. The Company has incorporated the OTS internal asset classifications as a part of its credit monitoring system. Classified loans decreased to $5.6 million at March 31, 2004, compared to $6.8 million at June 30, 2003.

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

Factors considered as part of the periodic loan review process to determine whether a loan is impaired, as defined under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” and as amended by Statement of Financial Accounting Standards No. 118, “Accounting by Creditors for Impairment of a Loan–Income Recognition and Disclosures,” address both the amount the Company believes is probable that it will collect and the timing of such collection. As part of the Company’s loan review process, the Company considers such factors as the ability of the borrower to continue to meet the debt service requirements, assessments of other sources of repayment, the fair value of any collateral and the Company’s prior history in dealing with the particular type of loan involved. In evaluating whether a loan is considered impaired, insignificant delays (less than twelve months) in the absence of other facts and circumstances do not alone lead to the conclusion that a loan was impaired. At March 31, 2004, the Company had a gross investment in impaired loans of $1.3 million for which specific valuation allowances of $176,000 had been established.

During the three and nine months ended March 31, 2004, the Company’s average investment in impaired loans was $1.0 million and $857,000, respectively. For the three and nine months ended March 31, 2003, the Company’s average investment in impaired loans was $250,000 and $141,000, respectively. For the three and nine months ended March 31, 2004, income recorded on impaired loans totaled $14,000 and $52,000, substantially all of which was recorded in accordance with the policy for nonaccrual loans. Payments received on impaired loans that are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. Impaired loans totaling $877,000 were not performing in accordance with their contractual terms at March 31, 2004. All impaired loans were included in nonaccrual loans net of specific allowances of $176,000, at that date.

REGULATORY CAPITAL

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), and implementing OTS capital regulations include three separate minimum capital requirements for financial institutions subject to OTS supervision. First, the tangible capital requirement mandates that the Bank’s stockholders’ equity less intangible assets be at least 1.50% of adjusted total assets as defined in the capital regulations. Second, the core capital requirement currently mandates core capital (tangible capital plus qualifying supervisory goodwill) be at least 4.00% of adjusted total assets as defined in the capital regulations. Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital as defined by the OTS be at least 8.00% of risk-weighted assets as prescribed in the capital regulations. The capital regulations assign specific risk weightings to all assets and off-balance sheet items. The Bank was in compliance with all capital requirements in effect at March 31, 2004, and meets all standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). The following table reflects the required and actual regulatory capital ratios of the Bank at the dates indicated:

Regulatory Capital Ratios for Quaker City Bank	FIRREA Minimum Requirement	FDICIA “Well-Capitalized” Minimum Requirement	Actual at March 31, 2004	Actual at June 30, 2003
Tangible capital	1.50%	N/A	7.97%	8.24%

Core capital to adjusted total assets	4.00%	5.00%	7.97%	8.24%

Core capital to risk-weighted assets	4.00%	6.00%	11.68%	11.98%

Total capital to risk-weighted assets	8.00%	10.00%	12.64%	13.02%

In the past few years, the Company has had fair value short falls, which have been recognized through capital, on its investment in Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock. The FNMA and FHLMC preferred stock are classified as available-for-sale. Available-for-sale assets are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of income tax effect. The gross unrealized loss on the FNMA and FHLMC preferred stock was $3.9 million at March 31, 2004 and $3.7 million at June 30, 2003. The Company believes that these shortfalls are directly related to historically low interest rates. The Company also believes that it has sufficient liquidity to hold these securities through this historically low interest rate cycle.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not currently engage in trading activities. The Company’s financial instruments include interest sensitive loans receivable, federal funds sold, MBS, investment securities, FHLB stock, deposits and borrowings. The Company’s average interest-sensitive assets totaled approximately $1.67 billion for the nine months ended March 31, 2004. Approximately $517.3 million of the Bank’s adjustable rate loans were constrained by floor rates that were at or above the then current market rates as of the quarter ended March 31, 2004. Accordingly, should market rates rise, these assets will not reprice upwards until the fully indexed loan rate once again exceeds the lifetime floor rate. Average interest-sensitive liabilities totaled approximately $1.51 billion at March 31, 2004. The composition of the Company’s financial instruments subject to market risk has not changed materially since June 30, 2003.

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

PART II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Three Months Ended March 31, 2004	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(2)
January 1-31	150	$45.85	—	276,317
February 1-29	—	—	—	276,317
March 1-31	199	$54.57	—	276,317

	349	$50.82	—	276,317

(1)	The 349 shares purchased between January 1 and March 31, 2004 were acquired by the Company in open market transactions to hedge the Company’s obligations in connection with its Deferred Compensation Plan.
(2)	At a meeting held on September 17, 2003, the Company’s Board of Directors authorized an increase in the number of shares subject to its previously announced stock repurchase program to 318,297 shares. During the quarter ended March 31, 2004, the Company did not repurchase any shares pursuant to its repurchase program. Under the current Board of Directors authorization, the Company may repurchase up to an additional 276, 317 shares of its common stock.

Item 5. OTHER INFORMATION

Popular, Inc. and the Company jointly announced on March 19, 2004 the signing of a definitive merger agreement pursuant to which Popular, Inc. will acquire all of the common stock of the Company at a price of $55.00 in cash per share. The merger, subject to regulatory approval, the approval of the Company’s stockholders and other customary closing conditions, is expected to be completed in the third calendar quarter of this year. The Company is holding a special meeting for its stockholders on Wednesday, June 16, 2004, at 10:00 a.m. at the Radisson Hotel Whittier to obtain stockholder approval of the merger with Popular, Inc.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Quaker City Bancorp, Inc.(8)

3.2	Bylaws of Quaker City Bancorp, Inc.(1)

10.1	Quaker City Bancorp, Inc. 1993 Incentive Stock Option Plan.*(1)

10.2	Quaker City Bancorp, Inc. 1993 Stock Option Plan for Outside Directors.*(1)

10.3	Quaker City Federal Savings and Loan Association Recognition and Retention Plan for Officers and Employees.*(1)

10.4	Quaker City Federal Savings and Loan Association Recognition and Retention Plan for Outside Directors.*(1)

10.5	Employment Agreements between Quaker City Bancorp, Inc. and Quaker City Federal Savings and Loan Association, respectively, and J.L. Thomas as of January 1, 1994 and as amended to September 27, 1994, respectively.*(1)

10.5.1	Quaker City Federal Savings and Loan Association Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and J.L. Thomas dated June 23, 1995.*(2)

10.5.2	Employment Agreements between Quaker City Bancorp, Inc. and Quaker City Federal Savings and Loan Association, respectively, and J.L. Thomas as of July 1, 1996.*(3)

10.5.3	Quaker City Federal Savings and Loan Association Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and J.L. Thomas dated July 1, 1997.*(4)

10.5.4	Quaker City Federal Savings and Loan Association Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and J. L. Thomas dated July 1, 1998.*(5)

10.6	Employment Agreements between Quaker City Bancorp, Inc. and Quaker City Federal Savings and Loan Association, respectively, and Frederic R. (Rick) McGill as of January 1, 1994 and as amended to September 27, 1994, respectively.*(1)

10.6.1	Quaker City Federal Savings and Loan Association Two Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Frederic R. (Rick) McGill dated June 23, 1995.*(2)

10.6.2	Employment Agreements between Quaker City Bancorp, Inc. and Quaker City Federal Savings and Loan Association, respectively, and Frederic R. (Rick) McGill as of July 1, 1996.*(3)

10.6.3	Quaker City Federal Savings and Loan Association Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Frederic R. (Rick) McGill dated July 1, 1997.*(4)

Exhibit Number	Description
10.6.4	Quaker City Federal Savings and Loan Association Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Frederic R. (Rick) McGill dated July 1, 1998.*(5)

10.6.5	Quaker City Federal Savings and Loan Association Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Frederic R. (Rick) McGill dated July 1, 1999.*(6)

10.6.6	Quaker City Bank Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Frederic R. (Rick) McGill dated July 1, 2000.*(7)

10.6.7	Quaker City Bank Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Frederic R. (Rick) McGill dated July 1, 2001.*(8)

10.6.8	Quaker City Bank Three Year Employment Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Frederic R. (Rick) McGill dated July 1, 2002.*(9)

10.6.9	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Frederic R. (Rick) McGill dated July 1, 2003.*(10)

10.7	Change in Control Agreements between Quaker City Bancorp, Inc. and Quaker City Federal Savings and Loan Association, respectively, and Dwight L. Wilson as of January 1, 1994 and as amended September 27, 1994, respectively.*(1)

10.7.1	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Dwight L. Wilson dated September 7, 1995.*(2)

10.7.2	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Dwight L. Wilson dated July 1, 1996.*(3)

10.7.3	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Dwight L. Wilson dated July 1, 1997.*(4)

10.7.4	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Dwight L. Wilson dated July 1, 1998.*(5)

10.7.5	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Dwight L. Wilson dated July 1, 1999.*(6)

10.7.6	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Dwight L. Wilson dated July 1, 2000.*(7)

10.7.7	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Dwight L. Wilson dated July 1, 2001.*(8)

Exhibit Number	Description
10.7.8	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Dwight L. Wilson dated July 1, 2002.*(9)

10.7.9	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Dwight L. Wilson dated July 1, 2003.*(10)

10.8	Change in Control Agreements between Quaker City Bancorp, Inc. and Quaker City Federal Savings and Loan Association, respectively, and Harold L. Rams as of January 1, 1994 and as amended September 27, 1994, respectively.*(1)

10.8.1	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Harold Rams dated July 1, 1995.*(2)

10.8.2	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Harold Rams dated July 1, 1996.*(3)

10.8.3	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Harold Rams dated July 1, 1997.*(4)

10.8.4	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Harold Rams dated July 1, 1998.*(5)

10.8.5	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Harold Rams dated July 1, 1999.*(6)

10.8.6	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Harold Rams dated July 1, 2000.*(7)

10.8.7	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Harold Rams dated July 1, 2001.*(8)

10.8.8	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Harold Rams dated July 1, 2002.*(9)

10.8.9	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Harold Rams dated July 1, 2003.*(10)

10.9	Change in Control Agreements between Quaker City Bancorp, Inc. and Quaker City Federal Savings and Loan Association, respectively, and Kathryn M. Hennigan as of January 1, 1994 and as amended September 27, 1994, respectively.*(1)

10.9.1	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Kathryn M. Hennigan dated July 1, 1995.*(2)

Exhibit Number	Description
10.9.2	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Kathryn M. Hennigan dated July 1, 1996.*(3)

10.9.3	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Kathryn M. Hennigan dated July 1, 1997.*(4)

10.9.4	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Kathryn M. Hennigan dated July 1, 1998.*(5)

10.9.5	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Kathryn M. Hennigan dated July 1, 1999.*(6)

10.9.6	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Kathryn M. Hennigan dated July 1, 2000.*(7)

10.9.7	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Kathryn M. Hennigan dated July 1, 2001.*(8)

10.9.8	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Kathryn M. Hennigan dated July 1, 2002.*(9)

10.9.9	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Kathryn M. Hennigan dated July 1, 2003.*(10)

10.11	Change in Control Agreements between Quaker City Bancorp, Inc. and Quaker City Federal Savings and Loan Association, respectively, and Robert C. Teeling as of January 1, 1994 and as amended September 27, 1994, respectively.*(1)

10.11.1	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Robert C. Teeling dated July 1, 1995.*(2)

10.11.2	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Robert C. Teeling dated July 1, 1996.*(3)

10.11.3	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Robert C. Teeling dated July 1, 1997.*(4)

10.11.4	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Robert C. Teeling dated July 1, 1998.*(5)

Exhibit Number	Description
10.11.5	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Robert C. Teeling dated July 1, 1999.*(6)

10.11.6	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Robert C. Teeling dated July 1, 2000.*(7)

10.11.7	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Robert C. Teeling dated July 1, 2001.*(8)

10.11.8	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Robert C. Teeling dated July 1, 2002.*(9)

10.11.9	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Robert C. Teeling dated July 1, 2003.*(10)

10.12	The Quaker City Federal Savings and Loan Association Supplemental Executive Retirement Plan.*(1)

10.13	Quaker City Federal Savings Association Employee Stock Ownership Trust Loan and Security Agreement between California Central Trust Bank, as trustee (the “Trustee”) and Quaker City Bancorp, Inc. dated as of December 30, 1993 and related Promissory Note and Security Agreement Re Instruments or Negotiable Documents to be Deposited of the Trustee dated December 30, 1993.*(1)

10.14	Quaker City Bancorp, Inc. Amended and Restated 1997 Stock Incentive Plan.*(9)

10.15	Change in Control Agreements between Quaker City Bancorp, Inc. and Quaker City Federal Savings and Loan Association, respectively, and Hank H. Kadowaki as of April 1, 1998.*(5)

10.15.1	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Hank H. Kadowaki dated July 1, 1998.*(5)

10.15.2	Quaker City Federal Savings and Loan Association Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Federal Savings and Loan Association and Hank H. Kadowaki dated July 1, 1999.*(6)

10.15.3	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Hank H. Kadowaki dated July 1, 2000.*(7)

10.15.4	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Hank H. Kadowaki dated July 1, 2001.*(8)

10.15.5	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Hank H. Kadowaki dated July 1, 2002.*(9)

Exhibit Number	Description
10.15.6	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Hank H. Kadowaki dated July 1, 2003.*(10)

10.16	Change in Control Agreements between Quaker City Bancorp, Inc. and Quaker City Bank, respectively, and Jerrold S. Perisho as of May 22, 2000.*(7)

10.16.1	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Jerrold S. Perisho dated July 1, 2000.*(7)

10.16.2	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Jerrold S. Perisho dated July 1, 2001.*(8)

10.16.3	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Jerrold S. Perisho dated July 1, 2002.*(9)

10.16.4	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Jerrold S. Perisho dated July 1, 2003.*(10)

10.17	Quaker City Bank Employees Retirement Plan.*(7)

10.18	Quaker City Bank Retirement Benefit Equalization Plan.*(7)

10.19	Quaker City Bank Employee Stock Ownership Trust amended Loan and Security Agreement between CNA Trust, as trustee (the “Trustee”) and Quaker City Bancorp, Inc. and amended related Promissory Note and Security Agreement Re Instruments or Negotiable Documents to be Deposited of the Trustee.*(8)

10.19.1	Quaker City Bank Employee Stock Ownership Plan, amended and restated effective as of January 1, 2001.*(10)

10.20	Form of Change in Control Agreement between Quaker City Bancorp, Inc. and Elizabeth A. Conrado as of February 11, 2002.*(9)

10.20.1	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Elizabeth A. Conrado dated July 1, 2002.*(9)

10.20.2	Quaker City Bank Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Elizabeth A. Conrado dated July 1, 2003.*(10)

10.21	Quaker City Bancorp, Inc. 2002 Equity Incentive Plan.*(9)

10.22	Change in Control Agreements between Quaker City Bancorp, Inc. Quaker City Bank, respectively, and Teresa A. Thompson dated July 1, 2003.*(10)

10.22.1	Change in Control Agreement Renewal and Extension Acknowledgment between Quaker City Bank and Teresa A. Thompson dated July 1, 2003.*(10)

10.23	Quaker City Bank Deferred Compensation Plan, amended and restated March 30, 1999.*(10)

Exhibit Number	Description
11.1	Statement Regarding Computation of Earnings Per Share.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.
(1)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1994.
(2)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1995.
(3)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1996.
(4)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1997.
(5)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1998.
(6)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1999.
(7)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2000.
(8)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2001.
(9)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2002.
(10)	Incorporated by reference to the corresponding exhibit to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.

(b)	Reports on Form 8-K

Current Report on Form 8-K, dated January 22, 2004 and furnished to the SEC on January 27, 2004, reporting the issuance of a press release captioned “Quaker City Bancorp, Inc. Reports Earnings for Second Quarter Fiscal 2004 and Cash Dividend.”

Current Report on Form 8-K, dated and filed with the SEC on March 19, 2004, reporting the issuance of a press release captioned “Popular and Quaker City Announce Merger.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CITY BANCORP, INC.

Date: May 14, 2004	By: /s/ Dwight L. Wilson
Dwight L. Wilson

Senior Vice President,

Treasurer and Chief Financial Officer